Form 10-Q
period 2017-06-30
OGLETHORPE POWER CORP
filed 2017-08-10
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-192954

(An Electric Membership Corporation)

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1211925 (I.R.S. employer identification no.)
2100 East Exchange Place Tucker, Georgia (Address of principal executive offices)	30084-5336 (Zip Code)
Registrant's telephone number, including area code	(770) 270-7600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
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

(This page has been left blank intentionally)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Six Months ended June 30, 2017 and 2016	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Six Months ended June 30, 2017 and 2016	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin For the Six Months ended June 30, 2017 and 2016	5
	Unaudited Consolidated Statements of Cash Flows For the Six Months ended June 30, 2017 and 2016	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2016 and under "Risk Factors" in our Form 10-Q for the quarterly period ended March 31, 2017 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

  •
  the results of Westinghouse Electric Company LLC and WECTEC Global Project Services Inc.'s bankruptcy filing and any inability or failure by Toshiba Corporation to perform its obligations pursuant to its settlement agreement related to its guarantee of certain of Westinghouse's obligations related to the additional units at Plant Vogtle;

  •
  our access to capital, the cost to access capital, and the results of our financing and refinancing efforts, including availability of funds in the capital markets;

  •
  our current inability to receive advances under the U.S. Department of Energy loan guarantee agreement for construction of two additional nuclear units at Plant Vogtle;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2017 and December 31, 2016

	(dollars in thousands)
	2017	2016
Assets
Electric plant:
In service	$8,849,600	$8,786,839
Less: Accumulated provision for depreciation	(4,210,083)	(4,115,339)

	4,639,517	4,671,500
Nuclear fuel, at amortized cost	367,542	377,653
Construction work in progress	3,639,944	3,228,214

Total electric plant	8,647,003	8,277,367

Investments and funds:
Nuclear decommissioning trust fund	414,130	386,029
Investment in associated companies	73,877	72,783
Long-term investments	118,659	99,874
Restricted investments	208,975	221,122
Other	21,363	20,730

Total investments and funds	837,004	800,538

Current assets:
Cash and cash equivalents	286,106	366,290
Restricted short-term investments	185,117	247,006
Receivables	151,044	155,042
Inventories, at average cost	266,728	259,831
Prepayments and other current assets	21,906	32,919

Total current assets	910,901	1,061,088

Deferred charges:
Regulatory assets	565,264	545,387
Other	15,401	16,733

Total deferred charges	580,665	562,120

Total assets	$10,975,573	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2017 and December 31, 2016

	(dollars in thousands)
	2017	2016
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$902,690	$859,810
Accumulated other comprehensive margin	(408)	(370)

	902,282	859,440
Long-term debt	7,853,581	7,892,836
Obligation under capital lease	89,710	92,096
Other	19,398	18,765

Total capitalization	8,864,971	8,863,137

Current liabilities:
Long-term debt and capital lease due within one year	154,805	316,861
Short-term borrowings	528,097	102,168
Accounts payable	139,704	73,801
Accrued interest	61,690	93,634
Member power bill prepayments, current	119,957	176,988
Other current liabilities	46,662	59,979

Total current liabilities	1,050,915	823,431

Deferred credits and other liabilities:
Asset retirement obligations	715,082	698,051
Member power bill prepayments, non-current	56,315	48,115
Contract retainage	40,379	40,008
Regulatory liabilities	217,392	197,748
Other	30,519	30,623

Total deferred credits and other liabilities	1,059,687	1,014,545

Total equity and liabilities	$10,975,573	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Six Months Ended June 30, 2017 and 2016

	(dollars in thousands)
	Three Months		Six Months
	2017	2016	2017	2016
Operating revenues:
Sales to Members	$367,073	$379,154	$721,217	$727,251
Sales to non-Members	46	189	72	253

Total operating revenues	367,119	379,343	721,289	727,504

Operating expenses:
Fuel	118,723	126,588	222,638	225,540
Production	99,185	103,180	200,273	206,651
Depreciation and amortization	55,977	54,401	111,840	107,887
Purchased power	14,901	13,002	29,877	26,145
Accretion	9,111	8,024	18,109	16,040

Total operating expenses	297,897	305,195	582,737	582,263

Operating margin	69,222	74,148	138,552	145,241

Other income:
Investment income	14,840	12,727	29,659	25,050
Other	641	2,427	1,281	4,728

Total other income	15,481	15,154	30,940	29,778

Interest charges:
Interest expense	93,527	91,005	186,812	179,522
Allowance for debt funds used during construction	(33,349)	(27,945)	(66,436)	(54,325)
Amortization of debt discount and expense	3,099	2,965	6,236	5,947

Net interest charges	63,277	66,025	126,612	131,144

Net margin	$21,426	$23,277	$42,880	$43,875

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Six Months Ended June 30, 2017 and 2016

	(dollars in thousands)
	Three Months		Six Months
	2017	2016	2017	2016
Net margin	$21,426	$23,277	$42,880	$43,875

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	1	93	(38)	377

Total comprehensive margin	$21,427	$23,370	$42,842	$44,252

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Consolidated Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive (Deficit) Margin (Unaudited)
For the Six Months Ended June 30, 2017 and 2016

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total
Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin:
Net margin	43,875	—	43,875
Unrealized gain on available-for-sale securities	—	377	377

Balance at June 30, 2016	$853,340	$435	$853,775

Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin:
Net margin	42,880	—	42,880
Unrealized loss on available-for-sale securities	—	(38)	(38)

Balance at June 30, 2017	$902,690	$(408)	$902,282

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2017 and 2016

	(dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net margin	$42,880	$43,875

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	185,640	177,367
Accretion cost	18,109	16,040
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(387)	(352)
Deferred outage costs	(22,194)	(26,090)
(Gain) loss on sale of investments	(16,352)	633
Regulatory deferral of costs associated with nuclear decommissioning	5,707	(10,677)
Other	(4,934)	(3,429)
Change in operating assets and liabilities:
Receivables	4,556	(37,697)
Inventories	(6,897)	4,386
Prepayments and other current assets	361	(698)
Accounts payable	21,986	(73,698)
Accrued interest	(31,944)	2,006
Accrued taxes	(2,641)	(3,597)
Other current liabilities	(4,852)	(23,977)
Member power bill prepayments	(48,831)	(24,876)

Total adjustments	96,433	(5,553)

Net cash provided by operating activities	139,313	38,322

Cash flows from investing activities:
Property additions	(474,683)	(301,545)
Activity in nuclear decommissioning trust fund—Purchases	(235,754)	(216,217)
—Proceeds	232,376	212,949
Decrease in restricted cash and investments	12,147	31,574
Decrease in restricted short-term investments	61,889	1,340
Activity in other long-term investments—Purchases	(39,042)	(31,114)
—Proceeds	25,390	24,820
Other	(2,225)	2,494

Net cash used in investing activities	(419,902)	(275,699)

Cash flows from financing activities:
Long-term debt proceeds	4,517	628,358
Long-term debt payments	(240,182)	(75,537)
Increase (decrease) in short-term borrowings, net	425,929	(185,483)
Other	10,141	4,370

Net cash provided by financing activities	200,405	371,708

Net (decrease) increase in cash and cash equivalents	(80,184)	134,331
Cash and cash equivalents at beginning of period	366,290	213,038

Cash and cash equivalents at end of period	$286,106	$347,369

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$150,849	$121,760
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$70,780
Change in accrued property additions	$38,038	$(38,209)
Interest paid-in-kind	$28,092	$21,765

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and six-month periods ended June 30, 2017 and 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of results to be expected for the full year. As noted in our 2016 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2016 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

	Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$132,230	$132,230	$—	$—
International equity trust	77,338	—	77,338	—
Corporate bonds	66,221	—	66,221	—
US Treasury and government agency securities	74,414	74,414	—	—
Agency mortgage and asset backed securities	14,743	—	14,743	—
Mutual funds	45,353	45,353	—	—
Municipal bonds	471	—	471	—
Other	3,360	3,360	—	—
Long-term investments:
International equity trust	19,707	—	19,707	—
Corporate bonds	14,025	—	14,025	—
US Treasury and government agency securities	12,134	12,134	—	—
Agency mortgage and asset backed securities	1,344	—	1,344	—
Mutual funds	71,098	71,098	—	—
Other	351	351	—	—
Natural gas swaps	858	—	858	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$170,408	$170,408	$—	$—
International equity trust	66,861	—	66,861	—
Corporate bonds	60,019	—	60,019	—
US Treasury and government agency securities	65,725	65,725	—	—
Agency mortgage and asset backed securities	17,410	—	17,410	—
Municipal bonds	943	—	943
Other	4,663	4,663	—	—
Long-term investments:
Corporate bonds	11,853	—	11,853	—
US Treasury and government agency securities	12,187	12,187	—	—
Agency mortgage and asset backed securities	1,651	—	1,651	—
International equity trust	15,946	—	15,946	—
Mutual funds	57,932	57,932	—	—
Other	305	305	—	—
Natural gas swaps	(15,090)	—	(15,090)	—

  The estimated fair values of our long-term debt, including current maturities at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	2017		2016

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,101,124	$8,973,180	$8,304,523	$9,043,029

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2017 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for similar loans.

  For cash and cash equivalents, and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The carrying amount approximates fair value.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2017 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At June 30, 2017 and December 31, 2016, the estimated fair value of our natural gas contracts was a net liability of approximately $858,000 and a net asset of $15,090,000, respectively.

  As of June 30, 2017 and December 31, 2016, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $3,184,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of June 30, 2017 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2017	13.69
2018	23.47
2019	18.59
2020	15.33
2021	12.83
2022	4.12

Total	88.03

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

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2017 and December 31, 2016.

	Balance Sheet Location	Fair Value

		2017	2016
		(dollars in thousands)
Not designated as hedges:
Assets:
Natural gas swaps	Other current assets	$3,182	$13,833
Natural gas swaps	Other deferred charges	$—	$3,289
Liabilities:
Natural gas swaps	Other current liabilities	$482	$54
Natural gas swaps	Other deferred credits	$3,558	$1,977

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and six months ended June 30, 2017 and 2016.

	Statement of Revenues and Expenses Location	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$1,897	$7	$2,736	$18
Natural Gas Swaps	Fuel	(73)	(8,111)	(817)	(12,339)

		$1,824	$(8,104)	$1,919	$(12,321)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at June 30, 2017 and December 31, 2016.

	Balance Sheet Location	2017	2016

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory asset	$(3,184)	$(62)
Natural gas swaps	Regulatory liability	2,326	15,152
Interest rate options	Regulatory asset	—	(5,788)

Total not designated as hedges		$(858)	$9,302

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of June 30, 2017 approximately 76% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize available-for-sale securities as of June 30, 2017 and December 31, 2016.

	Gross Unrealized

	(dollars in thousands)
June 30, 2017	Cost	Gains	Losses	Fair Value

Equity	$250,191	$61,721	$(4,562)	$307,350
Debt	221,630	2,161	(2,063)	221,728
Other	3,710	1	—	3,711

Total	$475,531	$63,883	$(6,625)	$532,789

	Gross Unrealized

	(dollars in thousands)
December 31, 2016	Cost	Gains	Losses	Fair Value

Equity	$237,317	$51,054	$(5,041)	$283,330
Debt	201,492	1,167	(3,423)	199,236
Other	3,339	—	(2)	3,337

Total	$442,148	$52,221	$(8,466)	$485,903

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

  While we expect that the majority of our revenues will be included in the scope of Topic 606, we have not fully completed our evaluation of the new revenue standard. Our evaluation process includes, but is not limited to, identifying contracts within the scope of Topic 606, reviewing and documenting our accounting for these contracts and assessing the applicability of the variable consideration guidance. A large majority of our revenues is derived from substantially identical wholesale power contracts that we have with each of our 38 members. We expect the pattern of revenue recognition pursuant to our wholesale power contracts will remain unchanged on an annual basis under the new revenue standard. However, we continue to evaluate the effects, if any, of Topic 606 on our interim period revenues as it relates to budget adjustments, which may be made during the year that affect our annual revenue requirement. We also continue to evaluate other revenue streams and the related contracts, as well as monitor issues specific to the power and utilities industry. While we have not fully completed our evaluation of the impact of the new revenue recognition guidance, we currently anticipate utilizing a full retrospective transition upon the adoption of Topic 606 as of January 1, 2018.

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

Accumulated Other Comprehensive (Deficit) Margin
Three Months Ended June 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2016	$342
Unrealized gain	143
(Gain) reclassified to net margin	(50)

Balance at June 30, 2016	$435

Three Months Ended June 30, 2017

(dollars in thousands)
Available-for-sale Securities

Balance at March 31, 2017	$(409)
Unrealized loss	(14)
Loss reclassified to net margin	15

Balance at June 30, 2017	$(408)

Six Months Ended June 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2015	$58
Unrealized gain	437
(Gain) reclassified to net margin	(60)

Balance at June 30, 2016	$435

Six Months Ended June 30, 2017

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2016	$(370)
Unrealized loss	(90)
Loss reclassified to net margin	52

Balance at June 30, 2017	$(408)

(G)
Contingencies and Regulatory Matters.

  We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  a.    Patronage Capital Litigation

  On June 9, 2017, the Georgia Court of Appeals upheld the Superior Court of DeKalb County's decision to dismiss on all counts both of the cases described under Note 12—Patronage Capital Litigation in our 2016 Form 10-K. The plaintiffs did not further appeal these dismissals to the Georgia Supreme Court and the appeal period has since expired, ending this litigation.

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

(H)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The restricted investments can only be utilized for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments; deposits can also be used for debt service payments on direct loans made by the Rural Utilities Service but we no longer have such direct loans. The funds on deposit earn interest at a rate of 5% per annum. At June 30, 2017 and December 31, 2016, we had restricted cash and investments totaling $394,143,000 and $468,179,000, respectively, of which $208,975,000 and $221,122,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of June 30, 2017 and December 31, 2016.

	2017	2016
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$53,280	$55,084
Amortization on capital leases(b)	33,061	32,274
Outage costs(c)	41,396	39,986
Interest rate swap termination fees(d)	2,678	3,570
Asset retirement obligations—Ashpond and other(l)	50,923	33,747
Depreciation expense(e)	43,379	44,091
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	46,143	43,444
Interest rate options cost(g)	109,737	107,394
Deferral of effects on net margin—Smith Energy Facility(h)	169,426	172,399
Other regulatory assets(m)	15,241	13,398

Total Regulatory Assets	$565,264	$545,387
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$11,749	$9,829
Deferral of effects on net margin—Hawk Road Energy Facility(h)	19,858	20,163
Major maintenance reserve(j)	36,722	28,379
Amortization on capital leases(b)	21,505	23,084
Deferred debt service adder(k)	90,896	86,082
Asset retirement obligations(l)	31,251	11,766
Other regulatory liabilities(m)	5,411	18,445

Total Regulatory Liabilities	$217,392	$197,748

Net Regulatory Assets	$347,872	$347,639

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
(K)
Debt.

a)
Department of Energy Loan Guarantee:

  Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005 (the Title XVII Loan Guarantee Program), we and the U.S. Department of Energy, acting by and through the Secretary of Energy, entered into a Loan Guarantee Agreement on February 20, 2014 (as amended, the Loan Guarantee Agreement) pursuant to which the Department of Energy agreed to guarantee our obligations under the Note Purchase Agreement dated as of February 20, 2014 (the Note Purchase Agreement), among us, the Federal Financing Bank and the Department of Energy and two future advance promissory notes, each dated February 20, 2014, made by us to the Federal Financing Bank (the FFB Notes and together with the Note Purchase Agreement, the FFB Credit Facility Documents). The FFB Credit Facility Documents provide for a multi-advance term loan facility (the Facility), under which we may make long-term loan borrowings through the Federal Financing Bank.

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

  Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event the Department of Energy is required to make any payments to the Federal Financing Bank under the guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other notes and obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments will begin on February 20, 2020. Under both FFB Notes, the interest rates during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.

  At June 30, 2017, aggregate DOE-guaranteed borrowings totaled $1,706,534,000, including capitalized interest.

  On July 27, 2017, we and the Department of Energy entered into Amendment No. 3 to the Loan Guarantee Agreement. Under the amended terms of the Loan Guarantee Agreement, no advances under the Facility will be permitted unless and until such time as Georgia Power, on behalf of the Co-owners (as defined in Note L), has (i) completed comprehensive schedule, cost-to-complete, and cancellation cost assessments (the Cost Assessments) and made a determination to continue construction of Vogtle Units No. 3 and No. 4; (ii) delivered to the Department of Energy an updated project schedule, construction budget, and other information; (iii) entered into one or more agreements with a construction contractor or contractors that will be primarily responsible for construction of Vogtle Units No. 3 and No. 4 and such agreements have been approved by the

  Department of Energy (together with the Services Agreement (as defined in Note L) and certain related intellectual property licenses (the IP Licenses), the Replacement EPC Arrangements); and (iv) entered into a further amendment to the Loan Guarantee Agreement with the Department of Energy to reflect the Replacement EPC Arrangements.

  Under the Loan Guarantee Agreement, we are subject to customary borrower affirmative and negative covenants and events of default. In addition, we are subject to project-related reporting requirements and other project-specific covenants and events of default.

  Under the Loan Guarantee Agreement, upon the occurrence of an "Alternate Amortization Event," the Department of Energy may require us to prepay the outstanding principal amount of all guaranteed borrowings over a period of five years, with level principal amortization. These events include (i) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (ii) termination of the Services Agreement or rejection of the Services Agreement in bankruptcy if Georgia Power does not maintain access to intellectual property rights under the IP Licenses, (iii) a decision not to continue construction of Vogtle Units No. 3 and No. 4, (iv) Georgia Power, on behalf of the Co-owners, fails to complete the Cost Assessments or enter into the Replacement EPC Arrangements by December 31, 2017, (v) loss of or failure to receive necessary regulatory approvals under certain circumstances, (vi) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (vii) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (viii) change of control of Oglethorpe and (ix) certain events of loss or condemnation.

  Under certain circumstances we may be required to make prepayments in connection with our receipt of payments under the settlement agreement with Toshiba regarding the Toshiba Guarantee or from the EPC Contractor under the EPC Agreement (as defined in Note L). In addition, if we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility.

  We may also voluntarily prepay outstanding borrowings under the Facility. Under the FFB Credit Facility Documents, any prepayment will be subject to a make-whole premium or discount, as applicable.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the six-month period ended June 30, 2017 we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $4,517,000 for general and environmental improvements at existing plants.

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

  In 2008, Georgia Power, acting for itself and as agent for the Co-owners, entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the EPC Contractor). Stone & Webster was subsequently acquired by Westinghouse and changed its name to WECTEC Global Project Services Inc. (WECTEC). Pursuant to the EPC Agreement, the EPC Contractor agreed to design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle.

  Under the EPC Agreement, the Co-owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provided for liquidated damages upon the EPC Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million.

  Toshiba Corporation guaranteed certain payment obligations of the EPC Contractor under the EPC Agreement (the Toshiba Guarantee), including any liability of the EPC Contractor for abandonment of work. In January 2016, Westinghouse delivered to the Co-owners $920 million of letters of credit from financial institutions (Westinghouse Letters of Credit) to secure a portion of the EPC Contractor's potential obligations under the EPC Agreement. The Westinghouse Letters of Credit are subject to annual renewals through June 30, 2020, and require 60 days' written notice to Georgia Power, as agent of the Co-owners, in the event the Westinghouse Letters of Credit will not be renewed.

  Under the terms of the EPC Agreement, the EPC Contractor did not have the right to terminate the EPC Agreement for convenience. In the event of an abandonment of work by the EPC Contractor, the maximum liability of the EPC Contractor under the EPC Agreement was 40% of the contract price, or $3.68 billion, of which our proportionate share is approximately $1.1 billion.

  On March 29, 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. To provide for a continuation of work at Vogtle Units No. 3 and No. 4, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with the EPC Contractor and WECTEC Staffing Services LLC which the bankruptcy court approved on March 30, 2017.

  The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement (i) Georgia Power was obligated to pay, on behalf of the Co-owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided, with these amounts paid to the EPC Contractor, except that amounts accrued for Fluor Corporation (Fluor) were to be paid directly to Fluor; (ii) the EPC Contractor was to provide certain engineering, procurement and management services for Vogtle Units No. 3 and No. 4, to the same extent as contemplated by the EPC Agreement, and Georgia Power, on behalf of the Co-owners, made payments of $5.4 million per week for these services; (iii) Georgia Power had the right to make payments, on behalf of the Co-owners, directly to subcontractors and vendors who had accounts past due with the EPC Contractor; (iv) the EPC Contractor was to use commercially reasonable efforts to provide information reasonably requested by Georgia Power as was necessary to continue construction and investigation of the completion status of Vogtle Units No. 3 and No. 4; (v) the EPC Contractor was to reject or accept the EPC Agreement by the termination of the Interim Assessment Agreement; and (vi) Georgia Power, on behalf of the Co-owners, would not exercise any remedies against Toshiba under the Toshiba

  Guarantee. Under the Interim Assessment Agreement, all parties expressly reserved all rights and remedies under the EPC Agreement and all related security and collateral under applicable law.

  The Interim Assessment Agreement, as amended, expired on July 27, 2017. The Co-owners' aggregate liability under the Interim Assessment Agreement totaled approximately $650 million, of which our proportionate share totaled approximately $195 million. As of June 30, 2017, approximately $552 million of this aggregate liability had been paid or accrued.

  Subsequent to the EPC Contractor's bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor, alleged non-payment by the EPC Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through July 31, 2017, of the Co-owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $400 million, of which our proportionate share would total approximately $120 million. As of June 30, 2017, approximately $354 million of this aggregate liability had been paid or accrued.

  On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (the Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (the Guarantee Obligations), of which our proportionate share is approximately $1.1 billion, and that the Guarantee Obligations exist regardless of whether Vogtle Units No. 3 and No. 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Co-owners and promptly pay them over as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Co-owners will forbear from exercising remedies in respect of the Toshiba Guarantee, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Co-owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Co-owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date.

  On August 10, 2017, Toshiba released its financial results for the first quarter of fiscal year 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba also announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Co-owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations as well.

  Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and the EPC Contractor entered into a services agreement, which was amended and restated on July 20, 2017 (as amended and restated, the Services Agreement), for the EPC Contractor to transition construction management of Vogtle Units No. 3 and No. 4 to Southern

  Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved the EPC Contractor's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement became effective upon approval by the Department of Energy on July 27, 2017 and will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

  Georgia Power and the other Co-owners are continuing to conduct a comprehensive schedule and cost-to-complete assessment, as well as a cancellation cost assessment, to determine the impact of the EPC Contractor's bankruptcy filing on the construction cost and schedule of Vogtle Units No. 3 and No. 4. As of June 30, 2017, our total investment in the additional Vogtle units was approximately $3.7 billion.

  If construction continues on Vogtle Units No. 3 and No. 4, based on Oglethorpe's preliminary assessment, we expect our project budget to range from approximately $6.5 billion to $7.3 billion, including a contingency amount. These estimates assume commercial operation dates that range from mid-2021 to mid-2022 for Unit 3 and a year later for Unit 4. They also assume 100% recovery of our approximately $1.1 billion share of the Guarantee Obligations from Toshiba. Prior to the EPC Contractor bankruptcy, our project budget was $5 billion under the "fixed price" EPC Agreement. As the EPC Agreement has been rejected in bankruptcy, this preliminary budget range represents potential costs based on various assumptions regarding cost and schedule to complete the additional Vogtle Units. We anticipate Southern Nuclear will manage the project toward the lower end of our budget range; however, we are conservatively planning around the upper end of the range. The risk remains that cost and schedule could exceed the upper end of this range if we go forward with the project. We anticipate our total monthly costs, including interest during construction, through the remainder of 2017 to be approximately $70 million per month, which assumes we receive our proportionate share of the proceeds from the Toshiba Guarantee Settlement Agreement. Should construction continue, our total monthly costs will vary over time and will decline significantly as the project nears completion.

  If the Co-owners determine to suspend or cancel the Vogtle project, based on the most recent assessment results, the Co-owners' aggregate cancellation costs of the site are estimated to range from approximately $700 million to $800 million, of which our proportionate share would be approximately $210 million to $240 million. As of June 30, 2017, our total investment in the additional Vogtle units was approximately $3.7 billion. Depending upon the circumstances of suspending the additional Vogtle units, we would determine the appropriate accounting treatment for our investment in the Vogtle units. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval.

  We intend to continue working with Georgia Power and the other Co-owners to determine future actions related to Vogtle Units No. 3 and No. 4. Georgia Power has stated that it is working with the Georgia Public Service Commission in regards to this same determination. Georgia Power has stated further that it expects to include a recommendation regarding completion of the Vogtle units in its Vogtle Construction Monitoring report to be filed with the Georgia Public Service Commission in late August 2017.

  There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise if construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the Nuclear Regulatory Commission, may arise if construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs.

  If construction continues, the risk remains that challenges with labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.

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

Results of Operations

For the Six Months Ended June 30, 2017 and 2016

Net Margin

Our net margins for the three-month and six-month periods ended June 30, 2017 were $21.4 million and $42.9 million compared to $23.3 million and $43.9 million for the same periods of 2016. Through June 30, 2017, we collected approximately 83% of our targeted net margin of $51.8 million for the year ending December 31, 2017. These collections are typical as our capacity revenues are generally recorded evenly throughout the year and our management generally budgets conservatively. We anticipate our board of directors will approve a budget adjustment by the end of the year so margins will achieve, but not exceed, the targeted margins for interest ratio. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2016 Form 10-K.

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

The components of member revenues for the three-month and six-month periods ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		2017 vs. 2016 % Change	Six Months Ended June 30,		2017 vs. 2016 % Change

	(dollars in thousands)			(dollars in thousands)
	2017	2016		2017	2016

Capacity revenues	$223,080	$228,449	(2.4%)	$448,308	$453,373	(1.1%)
Energy revenues	143,993	150,705	(4.5%)	272,909	273,878	(0.4%)

Total	$367,073	$379,154	(3.2%)	$721,217	$727,251	(0.8%)

MWh Sales to members	5,925,578	6,549,671	(9.5%)	11,250,401	11,930,532	(5.7%)
Cents/kWh	6.19	5.79	7.0%	6.41	6.10	5.2%
Member energy requirements supplied	64%	69%		64%	64%

Energy revenues from members decreased for the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 primarily due to a decrease in generation for member sales during the second quarter of 2017. The effect of the decrease in generation on energy revenue was somewhat offset by 4.0% and 5.1% increases in the average energy cost per kilowatt-hour generated for the respective three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016. For a discussion of fuel costs, which are the primary components of energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended June 30,		2017 vs.	Three Months Ended June 30,		2017 vs.	Three Months Ended June 30,		2017 vs.

Fuel Source	2017	2016	2016 % Change	2017	2016	2016 % Change	2017	2016	2016 % Change

Coal	$31,313	$33,191	(5.7%)	1,094,066	1,136,430	(3.7%)	2.86	2.92	(2.0%)
Nuclear	22,747	21,031	8.2%	2,536,188	2,596,627	(2.3%)	0.90	0.81	10.7%
Gas:
Combined Cycle	52,433	50,560	3.7%	2,177,166	2,395,362	(9.1%)	2.41	2.11	14.1%
Combustion Turbine	12,231	21,806	(43.9%)	294,414	638,007	(53.9%)	4.15	3.42	21.5%

	$118,724	$126,588	(6.2%)	6,101,834	6,766,426	(9.8%)	1.95	1.87	4.0%

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Six Months Ended June 30,		2017 vs.	Six Months Ended June 30,		2017 vs.	Six Months Ended June 30,		2017 vs.

Fuel Source	2017	2016	2016 % Change	2017	2016	2016 % Change	2017	2016	2016 % Change

Coal	$50,943	$65,484	(22.2%)	1,755,201	2,241,460	(21.7%)	2.90	2.92	(0.7%)
Nuclear	43,289	39,835	8.7%	4,813,686	4,914,137	(2.0%)	0.90	0.81	10.9%
Gas:
Combined Cycle	114,160	92,051	24.0%	4,658,163	4,361,845	6.8%	2.45	2.11	16.1%
Combustion Turbine	14,246	28,170	(49.4%)	337,220	797,485	(57.7%)	4.22	3.53	19.6%

	$222,638	$225,540	(1.3%)	11,564,270	12,314,927	(6.1%)	1.93	1.83	5.1%

Total fuel costs decreased for the three-month and six-month periods ended June 30, 2017 compared to the same periods of 2016 primarily due to lower natural gas-fired generation during the second quarter of 2017. This decline in natural gas-fired generation was due to a combination of i) increased natural gas prices, ii) moderate temperatures, and iii) planned maintenance outages.

Financial Condition

Balance Sheet Analysis as of June 30, 2017

Assets

Cash used for property additions for the six-month period ended June 30, 2017 totaled $474.7 million. Of this amount, approximately $418.8 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $31.9 million for nuclear fuel purchases.

Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on our Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Long-term debt and capital leases due within one year decreased $162.1 million during the six-month period ended June 30, 2017. In January 2017, we temporarily refinanced $122.6 million of variable rate pollution control revenue bonds through the issuance of commercial paper. In addition, we made quarterly Federal Financing Bank note payments, when due, during the period.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $425.9 million during the six-month period ended June 30, 2017. In addition to providing financing for the Vogtle project, $122.6 million of the increase was attributable to the temporary refinancing of variable rate pollution control revenue bonds in January 2017.

Accounts payable increased $65.9 million for the six-month period ended June 30, 2017 primarily as a result of a $83.7 million increase in the payable to Georgia Power Company for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Offsetting the increase was $17.2 million in credits applied to our members' bills in the first quarter of 2017, for a board approved reduction in 2016 revenue requirements as a result of margin collections in excess of our 2016 target.

Accrued interest decreased $31.9 million for the six-month period ended June 30, 2017 primarily as a result of amounts paid, when due, of Federal Financing Bank note payments.

The current portion of member power bill prepayments decreased $57.0 million for the six-month period ended June 30, 2017 due to the application of credits against the power bills of members that participate in the power bill prepayment program. For additional information on the member power bill prepayment program, see Note J of Notes to Unaudited Consolidated Financial Statements.

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

In 2008, Georgia Power, acting for itself and as agent for the Co-owners, entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with Westinghouse Electric Company LLC and Stone & Webster, Inc. (collectively, the EPC Contractor). Stone & Webster was subsequently acquired by Westinghouse and changed its name to WECTEC Global Project Services Inc. (WECTEC). Pursuant to the EPC Agreement, the EPC Contractor agreed to design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle.

Under the EPC Agreement, the Co-owners agreed to pay a purchase price that is subject to certain price escalations and adjustments, including fixed escalation amounts and certain index-based adjustments, as well as adjustments for change orders and performance bonuses. The EPC Agreement also provided for liquidated damages upon the EPC Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million.

Toshiba Corporation guaranteed certain payment obligations of the EPC Contractor under the EPC Agreement (the Toshiba Guarantee), including any liability of the EPC Contractor for abandonment of work. In January 2016, Westinghouse delivered to the Co-owners $920 million of letters of credit from financial institutions (Westinghouse Letters of Credit) to secure a portion of the EPC Contractor's potential obligations under the EPC Agreement. The Westinghouse Letters of Credit are subject to annual renewals through June 30, 2020, and require 60 days' written notice to Georgia Power, as agent of the Co-owners, in the event the Westinghouse Letters of Credit will not be renewed.

Under the terms of the EPC Agreement, the EPC Contractor did not have the right to terminate the EPC Agreement for convenience. In the event of an abandonment of work by the EPC Contractor, the maximum liability of the EPC Contractor under the EPC Agreement was 40% of the contract price, or $3.68 billion, of which our proportionate share is approximately $1.1 billion.

On March 29, 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. To provide for a continuation of work at Vogtle Units No. 3 and No. 4, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with the EPC Contractor and WECTEC Staffing Services LLC which the bankruptcy court approved on March 30, 2017.

The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement (i) Georgia Power was obligated to pay, on behalf of the Co-owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided, with these amounts paid to the EPC Contractor, except that amounts accrued for Fluor Corporation (Fluor) were to be paid directly to Fluor; (ii) the EPC Contractor was to provide certain engineering, procurement and management services for Vogtle Units No. 3 and No. 4, to the same extent as contemplated by the EPC Agreement, and Georgia Power, on behalf of the Co-owners, made payments of $5.4 million per week for these services; (iii) Georgia Power had the right to make payments, on behalf of the Co-owners, directly to subcontractors and vendors who had accounts past due with the EPC Contractor; (iv) the EPC Contractor was to use commercially reasonable efforts to provide information reasonably requested by Georgia Power as was necessary to continue construction and investigation of the completion status of Vogtle Units No. 3 and No. 4; (v) the EPC Contractor was to reject or accept the EPC Agreement by the termination of the Interim Assessment Agreement; and (vi) Georgia Power, on behalf of the Co-owners, would not exercise any remedies against Toshiba under the Toshiba Guarantee. Under the Interim Assessment Agreement, all parties expressly reserved all rights and remedies under the EPC Agreement and all related security and collateral under applicable law.

The Interim Assessment Agreement, as amended, expired on July 27, 2017. The Co-owners' aggregate liability under the Interim Assessment Agreement totaled approximately $650 million, of which our proportionate share totaled approximately $195 million. As of June 30, 2017, $552 million of this aggregate liability had been paid or accrued by Georgia Power, on behalf of the Co-owners.

Subsequent to the EPC Contractor's bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor, alleged non-payment by the EPC Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through July 31, 2017, of the Co-owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $400 million, of which our proportionate share would total approximately $120 million. As of June 30, 2017, $354 million of this aggregate liability had been paid or accrued by Georgia Power, on behalf of the Co-owners.

On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (the Guarantee Settlement Agreement). Pursuant to the

Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (the Guarantee Obligations), of which our proportionate share is approximately $1.1 billion, and that the Guarantee Obligations exist regardless of whether Vogtle Units No. 3 and No. 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Co-owners and promptly pay them over as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Co-owners will forbear from exercising remedies in respect of the Toshiba Guarantee, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Co-owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Co-owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date.

On August 10, 2017, Toshiba released its financial results for the first quarter of fiscal year 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba also announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Co-owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations as well.

Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and the EPC Contractor entered into a services agreement, which was amended and restated on July 20, 2017 (as amended and restated, the Services Agreement), for the EPC Contractor to transition construction management of Vogtle Units No. 3 and No. 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved the EPC Contractor's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement became effective upon approval by the Department of Energy on July 27, 2017 and will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

Georgia Power and the other Co-owners are continuing to conduct a comprehensive schedule and cost-to-complete assessment, as well as a cancellation cost assessment, to determine the impact of the EPC Contractor's bankruptcy filing on the construction cost and schedule of Vogtle Units No. 3 and No. 4. As of June 30, 2017, our total investment in the additional Vogtle units was approximately $3.7 billion.

If construction continues on Vogtle Units No. 3 and No. 4, based on Oglethorpe's preliminary assessment, we expect our project budget to range from approximately $6.5 billion to $7.3 billion, including a contingency amount. These estimates assume commercial operation dates that range from mid-2021 to mid-2022 for Unit 3 and a year later for Unit 4. They also assume 100% recovery of our $1.1 billion share of the Guarantee Obligations from Toshiba. Prior to the EPC Contractor bankruptcy, our project budget was $5 billion under the "fixed price" EPC Agreement. As the EPC Agreement has been rejected in bankruptcy, this preliminary budget range represents potential costs based on various assumptions regarding cost and schedule to complete the additional Vogtle Units. We anticipate

Southern Nuclear will manage the project toward the lower end of our budget range; however, we are conservatively planning around the upper end of our range. The risk remains that cost and schedule could exceed the upper end of this range if we go forward with the project. We anticipate our total monthly costs, including interest during construction, through the remainder of 2017 to be approximately $70 million per month, which assumes we receive our proportionate share of the proceeds from the Toshiba Guarantee Settlement Agreement. Should construction continue, our total monthly costs will vary over time and will decline significantly as the project nears completion.

If the Co-owners determine to suspend or cancel the Vogtle project, based on the most recent assessment results, the Co-owners' aggregate cancellation costs are estimated to range from approximately $700 million to $800 million, of which our proportionate share would be approximately $210 million to $240 million. As of June 30, 2017, our total investment in the additional Vogtle units was approximately $3.7 billion. Depending upon the circumstances of suspending the additional Vogtle units, we would determine the appropriate accounting treatment for our investment in the Vogtle units. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval.

We intend to continue working with Georgia Power and the other Co-owners to determine future actions related to Vogtle Units No. 3 and No. 4. Georgia Power has stated that it is working with the Georgia Public Service Commission in regards to this same determination. Georgia Power has stated further that it expects to include a recommendation regarding completion of the additional Vogtle units in its Vogtle Construction Monitoring report to be filed with the Georgia Public Service Commission in late August 2017.

We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have advanced $1.7 billion as of June 30, 2017. We have also financed an additional $1.4 billion of the capital costs of the Vogtle units through capital market debt issuances. Pursuant to the terms of the Loan Guarantee Agreement, no further advances are permitted pending a determination to continue construction of the additional Vogtle units and satisfaction of related conditions. In addition to certain other events, if the Co-owners determine not to continue construction on the additional Vogtle units or certain obligations related to continuing construction are not met by December 31, 2017, the Department of Energy will have discretion to require that we repay all amounts outstanding under the Loan Guarantee Agreement over a five-year period. For additional information regarding conditions for future advances, potential repayment over a five year period, covenants and events of default under the Loan Guarantee Agreement with the Department of Energy, see Note K of Notes to Unaudited Consolidated Financial Statements and for additional information regarding the financing of Vogtle Units No. 3 and No. 4, see "Financing Activities—Department of Energy-Guaranteed Loan."

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise if construction proceeds. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of Inspections, Tests, Analyses, and Acceptance Criteria and the related approvals by the Nuclear Regulatory Commission, may arise if construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs.

If construction continues, the risk remains that challenges with labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.

The ultimate outcome of these matters cannot be determined at this time. See "Risk Factors" in this Form 10-Q for risks regarding the EPC Contractor's bankruptcy and the Toshiba Guarantee and "Item 1A—RISK FACTORS" in our 2016 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities. Following are some substantial developments relating to environmental regulations and litigation that have occurred since the filing of our Form 10-Q for the quarterly period ended March 31, 2017.

In response to several Executive Orders, the United States Environmental Protection Agency (EPA) is reviewing numerous rules related to the energy industry. Included are various rules related to climate change and the emissions of greenhouse gases, other Clean Air Act-based rules and some Clean Water Act-based regulations. Of these, final rules in litigation are generally being reconsidered by EPA, with the litigation at least temporarily paused (and, in some cases stopped) while the reconsideration proceeds. Other rules not yet finalized are undergoing further scrutiny within the context of the rulemaking process. Guidance on related issues has been withdrawn and is no longer appropriate for use in regulatory actions by relevant agencies, including permitting activities. Following are some example of these occurrences.

EPA has announced that it is reviewing and, if appropriate, will initiate proceedings to suspend, revise or rescind the Clean Power Plan and the New Source Performance Standards (NSPS) for greenhouse gas emissions from electric utility generating units. In addition, EPA is reconsidering the 2015 rule that established amended effluent limitations guidelines and standards for the steam electric power generating point source category, and has postponed certain compliance dates associated with those revised standards. In April 2017, the U.S. Court of Appeals for the District of Columbia Circuit ordered that the consolidated cases challenging EPA's issuance of a State Implementation Plan Call, requiring 37 states to revise and submit for EPA approval their provisions dealing with emissions from startup, shutdown and malfunction be held in abeyance pending EPA review of that rule. On July 27, 2017, EPA formally proposed a rule rescinding the recently-finalized definition of "Waters of the United States" and re-codifying the previous established definition. Litigation challenging these rules has been at least paused while EPA considers further moves to address such challenges in the context of the reconsideration process. In addition, the Office of Management and Budget has withdrawn its guidance on the social cost of carbon, and the Council on Environmental Quality has withdrawn its guidance for federal agencies on the consideration of greenhouse gas emissions and the effect of climate change in National Environmental Policy Act reviews.

On June 2, 2017, EPA finalized a rule that approves Georgia's maintenance plan for the Atlanta area and redesignated the area to attainment for the 2008 8-hour ozone National Ambient Air Quality Standards (NAAQS). On June 28, 2017, citing insufficient information, EPA announced that it would extend the deadline for promulgating initial area designations for the 2015 ozone NAAQS to October 18, 2018. However, on August 3, 2017, EPA announced that it would be withdrawing its notice of a 1-year extension and reinstating the original October 1, 2017 deadline for promulgating designations. The Withdrawal Notice indicates that there may be areas for which designations could be promulgated in the next few months, while extensions of time for other areas may be warranted, although such determinations have not yet been made. When made, the designations will trigger a statutory timeline for states to finalize emissions reduction plans to meet the 2015 ozone standard.

Additionally, on July 14, 2017, EPA signed a proposed rule that would retain without revision the current NAAQS for nitrogen dioxide (NO2).

We continue to evaluate all EPA actions regarding reviews and reconsiderations of final rules and processing of proposed rules and cannot predict the outcome of these rulemakings, any related state rulemakings or any related litigation, including litigation that might be brought to challenge the issuance of replacement or new final rules. It is unknown what impact potential rule changes will have on our and our members' operations. Continued uncertainty related to the status of current and future environmental regulations may make long-term planning decisions more difficult.

In November 2015, the Paris Agreement was adopted at the United Nations 21st International Climate Change Conference. It established a non-binding universal framework for addressing greenhouse gas emissions based on nationally determined commitments, as well as a process for increasing those commitments going forward. In June 2017, President Trump issued a statement that the United States would be withdrawing from the Paris Agreement, and would be open to negotiating a new agreement with the signatory nations on the 2015 Agreement. The ultimate impact of the United States' anticipated withdrawal cannot be determined at this time, nor can we predict the form that any future agreement might take.

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2016 Form 10-K.

Liquidity

At June 30, 2017, we had $1.1 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $286 million in cash and cash equivalents and $830 million of unused and available committed credit arrangements.

At June 30, 2017, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available June 30, 2017		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$546	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	October 2018
Secured Facilities:
CFC Term Loan(2)	250	250		December 2018

(1)
Of the portion of this facility that was unavailable at June 30, 2017, $528 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at June 30, 2017, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

Currently, we are primarily using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of long-term funding under the Department of Energy-guaranteed Federal Financing Bank loan. See Note K(a) of Notes to Unaudited Consolidated Financial Statements for a discussion of recent amendments that were made to the loan guarantee agreement with the Department of Energy which restrict our ability to request further loan advances pending a determination to continue construction of the additional Vogtle units and satisfaction of related conditions. Despite our current robust liquidity position, this constraint on our ability to request further loan advances from the Department of Energy will reduce our available liquidity while construction of the units continues until we are able to advance funds again or unless we access alternative funding sources. Our liquidity will also be constrained if the project is suspended or canceled, as that would trigger the commencement of the five-year amortization period on the debt advanced under the Department of Energy loan. However, we believe the impact to liquidity would only be temporary pending expected refinancing of the commercial paper and the Department of Energy debt in the capital markets. In addition, payments relating to the cost of cancelling the project would commence which could also impact liquidity until permanent financing of those costs is put in place.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at June 30, 2017. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2017, the required minimum level was $675 million and our actual patronage capital was $903 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At June 30, 2017, we had $8.2 billion of secured indebtedness and $528 million of unsecured indebtedness outstanding.

At June 30, 2017, we had $394 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of June 30, 2017—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At June 30, 2017, we had $8.1 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2016 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At June 30, 2017, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $678 million with $501 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2017, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In 2014, we closed on a loan with the Department of Energy that will fund up to the lesser of $3.1 billion or 70% of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of June 30, 2017, we had advanced $1.7 billion under this loan and had $1.4 billion remaining to be advanced. All of the debt under this loan will be secured ratably with all other debt under our first mortgage indenture. Access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third-parties related to the Vogtle project to comply with certain laws. In addition, in connection with the bankruptcy of the EPC Contractor, the loan guarantee agreement with the Department of Energy was amended to restrict our ability to request further loan advances from the Department Of Energy pending a determination to continue construction on the additional Vogtle units and satisfaction of related conditions. Under certain circumstances, including a decision not to continue construction of the Vogtle units, the Department of Energy has discretion to require that we repay all amounts outstanding under the loan over a five-year period.

For additional information regarding this loan and the recent amendments made to the loan guarantee agreement with the Department of Energy, see Note K(a) of Notes to Unaudited Consolidated Financial Statements.

In addition to the Department of Energy loan funding, we have issued $1.4 billion of first mortgage bonds to finance a substantial portion of the Vogtle expansion that will not be funded by the Department of Energy. As of June 30, 2017, we had $3.1 billion of long-term funding in place for the $3.7 billion invested in the Vogtle project to-date. Depending on the final Vogtle project cost if completed, and the amounts we are able to advance under the Department of Energy-guaranteed loan, there may be a need for additional capital market financing.

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

Item 4.    Controls and Procedures

As of June 30, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Patronage Capital Litigation

On June 9, 2017, the Georgia Court of Appeals upheld the Superior Court of DeKalb County's decision to dismiss on all counts both of the cases described under "Part I—Item 3 Legal Proceedings—Patronage Capital Litigation" in our 2016 Form 10-K. The plaintiffs did not further appeal these dismissals to the Georgia Supreme Court and the appeal period has since expired, ending this litigation.

Item 1A.    Risk Factors

Except as discussed below, there have been no material changes from the risk factors disclosed in "Item 1A—RISK FACTORS" in our 2016 Form 10-K.

The bankruptcy filing of the EPC Contractor is expected to have a material impact on the construction cost and schedule of Vogtle Units No. 3 and No. 4 and could have a material impact on our financial condition and results of operations, and any inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the cost to the Co-owners of Vogtle Units No. 3 and No. 4, and therefore on our financial condition and results of operations.

On March 29, 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. To provide for a continuation of work with respect to Vogtle Units No. 3 and No. 4, Georgia Power, acting for itself and as agent for the Co-owners, entered into the Interim Assessment Agreement, which the bankruptcy court approved on March 30, 2017.

The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement (i) Georgia Power was obligated to pay, on behalf of the Co-owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided, with these amounts paid to the EPC Contractor, except that amounts accrued for Fluor Corporation (Fluor) were to be paid directly to Fluor; (ii) the EPC Contractor was to provide certain engineering, procurement and management services for Vogtle Units No. 3 and No. 4, to the same extent as contemplated by the EPC Agreement, and Georgia Power, on behalf of the Co-owners, made payments of $5.4 million per week for these services; (iii) Georgia Power had the right to make payments, on behalf of the Co-owners, directly to subcontractors and vendors who had accounts past due with the EPC Contractor; (iv) the EPC Contractor was to use commercially reasonable efforts to provide information reasonably requested by Georgia Power as was necessary to continue construction and investigation of the completion status of Vogtle Units No. 3 and No. 4; (v) the EPC Contractor was to reject or accept the EPC Agreement by the termination of the Interim Assessment Agreement; and (vi) Georgia Power, on behalf of the Co-owners, would not exercise any remedies against Toshiba under the Toshiba Guarantee. Under the Interim Assessment Agreement, all parties expressly reserved all rights and remedies under the EPC Agreement and all related security and collateral under applicable law.

The Interim Assessment Agreement, as amended, expired on July 27, 2017. The Co-owners' aggregate liability under the Interim Assessment Agreement totaled approximately $650 million, of which our proportionate share totaled approximately $195 million. As of June 30, 2017, $552 million of this aggregate liability had been paid or accrued by Georgia Power on behalf of the Co-owners.

Subsequent to the EPC Contractor's bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor, alleged non-payment by the EPC Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through July 31, 2017, of the Co-owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $400 million, of which our proportionate share would total approximately $120 million. As of June 30, 2017, $354 million of this aggregate liability had been paid or accrued by Georgia Power on behalf of the Co-owners.

The EPC Agreement also provided for liquidated damages upon the EPC Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million. Under the Toshiba Guarantee, Toshiba guaranteed certain payment obligations of the EPC Contractor under the EPC Agreement, including any liability of the EPC Contractor for abandonment of work. In January 2016, Westinghouse delivered to the Co-owners $920 million of letters of credit from financial institutions (Westinghouse Letters of Credit) to secure a portion of the EPC Contractor's potential obligations under the EPC Agreement. The Westinghouse Letters of Credit are subject to annual renewals through June 30, 2020, and require 60 days' written notice to Georgia Power, as agent of the Co-owners, in the event the Westinghouse Letters of Credit will not be renewed.

Under the terms of the EPC Agreement, the EPC Contractor did not have the right to terminate the EPC Agreement for convenience. In the event of an abandonment of work by the EPC Contractor, the maximum liability of the EPC Contractor under the EPC Agreement was 40% of the contract price, or $3.68 billion, of which our proportionate share is approximately $1.1 billion.

On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into the Guarantee Settlement Agreement. Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the $3.68 billion amount of its Guarantee Obligations, of which our proportionate share is approximately $1.1 billion, and that the Guarantee Obligations exist regardless of whether Vogtle Units No. 3 and No. 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations, beginning in October 2017 and continuing through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Co-owners and promptly pay them over as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Co-owners will forbear from exercising remedies in respect of the Toshiba Guarantee, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Co-owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Co-owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date.

On August 10, 2017, Toshiba released its financial results for the first quarter of fiscal year 2017, which reflected a negative shareholders' equity balance of approximately $4.5 billion as of June 30, 2017. Toshiba also announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Co-owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations as well.

Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and the EPC Contractor entered into Services Agreement, for the EPC Contractor to transition construction management of Vogtle Units No. 3 and No. 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved the EPC Contractor's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement became effective upon approval by the Department of Energy on July 27, 2017 and will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

Georgia Power and the other Co-owners are continuing to conduct a comprehensive schedule and cost-to-complete assessment, as well as a cancellation cost assessment, to determine the impact of the EPC Contractor's bankruptcy filing on the construction cost and schedule of Vogtle Units No. 3 and No. 4. As of June 30, 2017, our total investment in the additional Vogtle units was approximately $3.7 billion.

If construction continues on Vogtle Units No. 3 and No. 4, based on Oglethorpe's preliminary assessment, we expect our project budget to range from approximately $6.5 billion to $7.3 billion, including a contingency amount. These estimates assume commercial operation dates that range from mid-2021 to mid-2022 for Unit 3 and a year later for Unit 4. They also assume 100% recovery of our $1.1 billion share of the Guarantee Obligations from Toshiba. Prior to the EPC Contractor bankruptcy, our project budget was $5 billion under the "fixed price" EPC Agreement. As the EPC Agreement has been rejected in bankruptcy, this preliminary budget range represents potential costs based on various assumptions regarding cost and schedule to complete the additional Vogtle Units. We anticipate Southern Nuclear will manage the project toward the lower end of our budget range; however, we are conservatively planning around the upper end of our range. The risk remains that cost and schedule could exceed the upper end of this range if we go forward with the project. We anticipate our total monthly costs, including interest during construction through the remainder of 2017 to be approximately $70 million per month, which assumes we receive our proportionate share of the proceeds from the Toshiba Guarantee Settlement Agreement. Should construction continue, our total monthly costs will vary over time and will decline significantly as the project nears completion.

If the Co-owners determine to suspend or cancel the Vogtle project, based on the most recent assessment results, the Co-owners' aggregate cancellation costs are estimated to range from approximately $700 million to $800 million, of which our proportionate share would be approximately $210 million to $240 million. As of June 30, 2017, our total investment in the additional Vogtle units was approximately $3.7 billion. Depending upon the circumstances of suspending the additional Vogtle units, we would determine the appropriate accounting treatment for our investment in the Vogtle units. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval.

We intend to continue working with Georgia Power and the other Co-owners to determine future actions related to Vogtle Units No. 3 and No. 4. Georgia Power has stated that it is working with the Georgia Public Service Commission in regards to this same determination. Georgia Power has stated further that it expects to include a recommendation regarding completion of the additional Vogtle units in its Vogtle Construction Monitoring report to be filed in the Georgia Public Service Commission in late August 2017.

The EPC Contractor's bankruptcy filing is expected to have a material impact on the construction cost and schedule of Vogtle Units No. 3 and No. 4 and could have a material impact on our financial condition and results of operations. In addition, any inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a material impact on the cost to the Co-owners of the additional Vogtle units and, therefore, on our financial condition and results of operations.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
4.1	Seventy-Third Supplemental Indenture, dated as of July 26, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain agreements and licenses.
4.2	Amendment No. 1 to Loan Guarantee Agreement, dated as of June 4, 2015, between Oglethorpe and the Department of Energy.
4.3	Amendment No. 2 to Loan Guarantee Agreement, dated as of March 9, 2016, between Oglethorpe and the Department of Energy.
10.1
Amended and Restated Services Agreement, dated as of June 20, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and The City of Dalton, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC and WECTEC Global Project Services Inc. (Incorporated by reference to Exhibit 10(c)(9) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 2, 2017.) (Georgia Power has requested confidential treatment for certain portions of this document pursuant to an application for confidential treatment sent to the SEC. Georgia Power omitted such portions from the filing and filed them separately with the SEC.)
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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 10, 2017	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: August 10, 2017		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)