Form 10-Q
period 2017-09-30
OGLETHORPE POWER CORP
filed 2017-11-13
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three and Nine Months ended September 30, 2017 and 2016	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three and Nine Months ended September 30, 2017 and 2016	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin For the Nine Months ended September 30, 2017 and 2016	5
	Unaudited Consolidated Statements of Cash Flows For the Nine Months ended September 30, 2017 and 2016	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2016 and under "Risk Factors" in our Form 10-Q for the quarterly period ended June 30, 2017 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

  •
  decisions made by the Georgia Public Service Commission in the regulatory process related to the two additional units at Plant Vogtle;

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

ii

  •
  costs associated with achieving and maintaining compliance with applicable environmental laws and regulations, including those related to air emissions, water and coal combustion byproducts;

  •
  legislative and regulatory compliance standards and our ability to comply with any applicable standards, including mandatory reliability standards, and potential penalties for non-compliance;

  •
  increasing debt caused by significant capital expenditures;

  •
  unanticipated changes in capital expenditures, operating expenses and liquidity needs;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2017 and December 31, 2016

	(dollars in thousands)
	2017	2016
Assets
Electric plant:
In service	$8,857,293	$8,786,839
Less: Accumulated provision for depreciation	(4,260,047)	(4,115,339)

	4,597,246	4,671,500
Nuclear fuel, at amortized cost	360,529	377,653
Construction work in progress	3,824,068	3,228,214

Total electric plant	8,781,843	8,277,367

Investments and funds:
Nuclear decommissioning trust fund	427,786	386,029
Investment in associated companies	74,187	72,783
Long-term investments	125,518	99,874
Restricted investments	265,180	221,122
Other	21,689	20,730

Total investments and funds	914,360	800,538

Current assets:
Cash and cash equivalents	342,064	366,290
Restricted short-term investments	246,432	247,006
Receivables	180,250	155,042
Inventories, at average cost	263,226	259,831
Prepayments and other current assets	20,438	32,919

Total current assets	1,052,410	1,061,088

Deferred charges:
Regulatory assets	572,237	545,387
Other	28,639	16,733

Total deferred charges	600,876	562,120

Total assets	$11,349,489	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2017 and December 31, 2016

	(dollars in thousands)
	2017	2016
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$923,495	$859,810
Accumulated other comprehensive margin	(352)	(370)

	923,143	859,440
Long-term debt	7,991,307	7,892,836
Obligation under capital lease	89,710	92,096
Other	19,725	18,765

Total capitalization	9,023,885	8,863,137

Current liabilities:
Long-term debt and capital lease due within one year	154,817	316,861
Short-term borrowings	631,949	102,168
Accounts payable	161,168	73,801
Accrued interest	84,287	93,634
Member power bill prepayments, current	43,836	176,988
Other current liabilities	54,621	59,979

Total current liabilities	1,130,678	823,431

Deferred credits and other liabilities:
Asset retirement obligations	726,074	698,051
Member power bill prepayments, non-current	202,202	48,115
Contract retainage	0	40,008
Regulatory liabilities	236,445	197,748
Other	30,205	30,623

Total deferred credits and other liabilities	1,194,926	1,014,545

Total equity and liabilities	$11,349,489	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2017 and 2016

	(dollars in thousands)
	Three Months		Nine Months
	2017	2016	2017	2016
Operating revenues:
Sales to Members	$385,758	$430,883	$1,106,975	$1,158,134
Sales to non-Members	148	130	220	383

Total operating revenues	385,906	431,013	1,107,195	1,158,517

Operating expenses:
Fuel	143,767	178,516	366,405	404,056
Production	93,657	105,681	293,930	312,332
Depreciation and amortization	56,143	54,719	167,983	162,606
Purchased power	14,345	13,109	44,222	39,254
Accretion	9,224	8,059	27,333	24,099

Total operating expenses	317,136	360,084	899,873	942,347

Operating margin	68,770	70,929	207,322	216,170

Other income:
Investment income	14,850	12,578	44,509	37,628
Other	627	1,531	1,908	6,259

Total other income	15,477	14,109	46,417	43,887

Interest charges:
Interest expense	93,809	93,544	280,621	273,066
Allowance for debt funds used during construction	(33,517)	(30,135)	(99,953)	(84,460)
Amortization of debt discount and expense	3,150	2,999	9,386	8,946

Net interest charges	63,442	66,408	190,054	197,552

Net margin	$20,805	$18,630	$63,685	$62,505

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three and Nine Months Ended September 30, 2017 and 2016

	(dollars in thousands)
	Three Months		Nine Months
	2017	2016	2017	2016
Net margin	$20,805	$18,630	$63,685	$62,505

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	56	(19)	18	358

Total comprehensive margin	$20,861	$18,611	$63,703	$62,863

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Consolidated Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive (Deficit) Margin (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total
Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin:
Net margin	62,505	—	62,505
Unrealized gain on available-for-sale securities	—	358	358

Balance at September 30, 2016	$871,970	$416	$872,386

Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin:
Net margin	63,685	—	63,685
Unrealized gain on available-for-sale securities	—	18	18

Balance at September 30, 2017	$923,495	$(352)	$923,143

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2017 and 2016

	(dollars in thousands)
	2017	2016
Cash flows from operating activities:
Net margin	$63,685	$62,505

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	279,898	268,674
Accretion cost	27,333	24,099
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(567)	(567)
Deferred outage costs	(32,777)	(29,464)
Gain on sale of investments	(16,478)	(653)
Regulatory deferral of costs associated with nuclear decommissioning	631	(14,522)
Other	(6,610)	(4,424)
Change in operating assets and liabilities:
Receivables	(24,650)	(41,015)
Inventories	(3,395)	30,251
Prepayments and other current assets	1,949	(1,305)
Accounts payable	68,585	(87,056)
Accrued interest	(9,347)	(966)
Accrued taxes	7,249	5,348
Other current liabilities	(13,354)	(20,604)
Member power bill prepayments	20,935	32,809

Total adjustments	298,061	159,264

Net cash provided by operating activities	361,746	221,769

Cash flows from investing activities:
Property additions	(737,146)	(421,384)
Activity in nuclear decommissioning trust fund—Purchases	(329,248)	(307,222)
—Proceeds	323,840	302,308
Increase in restricted investments	(44,058)	(66,821)
Decrease in restricted short-term investments	574	3,519
Activity in other long-term investments—Purchases	(45,246)	(44,457)
—Proceeds	27,196	35,278
Other	(12,780)	2,401

Net cash used in investing activities	(816,868)	(496,378)

Cash flows from financing activities:
Long-term debt proceeds	4,517	634,279
Long-term debt payments	(240,417)	(113,328)
Increase (decrease) in short-term borrowings, net	652,401	(105,225)
Other	14,395	8,553

Net cash provided by financing activities	430,896	424,279

Net (decrease) increase in cash and cash equivalents	(24,226)	149,670
Cash and cash equivalents at beginning of period	366,290	213,038

Cash and cash equivalents at end of period	$342,064	$362,708

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$187,798	$185,484
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$2,189	$72,097
Change in accrued property additions	$(21,904)	$(24,451)
Interest paid-in-kind	$42,555	$34,587

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and nine-month periods ended September 30, 2017 and 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of results to be expected for the full year. As noted in our 2016 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2016 Form 10-K.

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

    •
    Level 3.  Pricing inputs that include significant inputs which are generally less observable from objective sources. These inputs may include internally developed methodologies that result in management's best estimate of fair value. Level 3 financial instruments are those whose fair value is based on significant unobservable inputs. None of our financial assets or liabilities had unobservable inputs classifying them as level 3.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016.

	Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$138,008	$138,008	$—
International equity trust	81,260	—	81,260
Corporate bonds	68,909	—	68,909
US Treasury and government agency securities	51,144	51,144	—
Agency mortgage and asset backed securities	35,153	—	35,153
Mutual funds	47,604	47,604	—
Municipal bonds	301	—	301
Other	5,407	5,407	—
Long-term investments:
International equity trust	20,712	—	20,712
Corporate bonds	15,173	—	15,173
US Treasury and government agency securities	11,608	11,608	—
Agency mortgage and asset backed securities	1,348	—	1,348
Mutual funds	75,479	75,479	—
Other	1,198	1,199	—
Natural gas swaps	807	—	807

	Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$170,408	$170,408	$—
International equity trust	66,861	—	66,861
Corporate bonds	60,019	—	60,019
US Treasury and government agency securities	65,725	65,725	—
Agency mortgage and asset backed securities	17,410	—	17,410
Municipal bonds	943	—	943
Other	4,663	4,663	—
Long-term investments:
Corporate bonds	11,853	—	11,853
US Treasury and government agency securities	12,187	12,187	—
Agency mortgage and asset backed securities	1,651	—	1,651
International equity trust	15,946	—	15,946
Mutual funds	57,932	57,932	—
Other	305	305	—
Natural gas swaps	(15,090)	—	(15,090)

  None of our assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 at September 30, 2017 or December 31, 2016.

  The estimated fair values of our long-term debt, including current maturities at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	2017		2016

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,237,972	$9,119,700	$8,304,523	$9,043,029

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC) and by CoBank, ACB. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2017 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC. We use an interest rate quote sheet provided by CoBank for valuation of the CoBank debt, which reflects current rates for similar loans.

  For cash and cash equivalents, and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account and the carrying amount of these investments approximates fair value.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2017 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At September 30, 2017 and December 31, 2016, the estimated fair value of our natural gas contracts was a net liability of approximately $807,000 and a net asset of $15,090,000, respectively.

  As of September 30, 2017 and December 31, 2016, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $2,788,000 with our counterparties.

  The following table reflects the volume activity of our natural gas derivatives as of September 30, 2017 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2017	3.8
2018	24.6
2019	18.7
2020	15.9
2021	12.9
2022	5.8

Total	81.7

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

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2017 and December 31, 2016.

	Balance Sheet Location	Fair Value

		2017	2016
		(dollars in thousands)
Not designated as hedges:
Assets:
Natural gas swaps	Other current assets	$3,302	$13,833
Natural gas swaps	Other deferred charges	$—	$3,289
Liabilities:
Natural gas swaps	Other current liabilities	$—	$54
Natural gas swaps	Other deferred credits	$4,109	$1,977

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and nine months ended September 30, 2017 and 2016.

	Statement of Revenues and Expenses Location	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016

		(dollars in thousands)
Not Designated as hedges:
Natural Gas Swaps	Fuel	$778	$2,039	$3,514	$2,057
Natural Gas Swaps	Fuel	(678)	(5,923)	(1,495)	(18,262)

		$100	$(3,884)	$2,019	$(16,205)

  The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at September 30, 2017 and December 31, 2016.

	Balance Sheet Location	2017	2016

		(dollars in thousands)
Not designated as hedges:
Natural gas swaps	Regulatory asset	$(2,788)	$(62)
Natural gas swaps	Regulatory liability	1,981	15,152
Interest rate options	Regulatory asset	—	(5,788)

Total not designated as hedges		$(807)	$9,302

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale. Available-for-sale securities are carried at market value with unrealized gains and losses, net of any tax effect, added to or deducted from other comprehensive margin, except that, in accordance with our rate-making treatment, unrealized gains and losses from investment securities held in the nuclear decommissioning funds are directly added to or deducted from the regulatory asset for asset retirement obligations. Realized gains and losses on the nuclear decommissioning funds are also recorded to the regulatory asset. All realized and unrealized gains and losses are determined using the specific identification method. As of September 30, 2017 approximately 79% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize available-for-sale securities as of September 30, 2017 and December 31, 2016.

	Gross Unrealized

	(dollars in thousands)
September 30, 2017	Cost	Gains	Losses	Fair Value

Equity	$251,021	$75,181	$(4,386)	$321,816
Debt	224,458	2,194	(1,769)	224,883
Other	6,604	1	—	6,605

Total	$482,083	$77,376	$(6,155)	$553,304

	Gross Unrealized

	(dollars in thousands)
December 31, 2016	Cost	Gains	Losses	Fair Value

Equity	$237,317	$51,054	$(5,041)	$283,330
Debt	201,492	1,167	(3,423)	199,236
Other	3,339	—	(2)	3,337

Total	$442,148	$52,221	$(8,466)	$485,903

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

  While we expect that the majority of our revenues will be included in the scope of Topic 606, we have not fully completed our evaluation of the new revenue standard. Our evaluation process includes, but is not limited to, identifying contracts within the scope of Topic 606, reviewing and documenting our accounting for these contracts and assessing the applicability of the variable consideration guidance. A large majority of our revenues is derived from substantially identical wholesale power contracts that we have with each of our 38 members. We expect the pattern of revenue recognition pursuant to our wholesale power contracts will remain unchanged on an annual basis under the new revenue standard. However, we continue to evaluate the effects, if any, of Topic 606 on our interim period revenues as it relates to budget adjustments, which have historically been made during the fourth quarter but may also be made during the year that affect our annual revenue requirement and therefore amounts billed to our members. We also continue to evaluate other revenue streams and the related contracts, as well as monitor issues specific to the power and utilities industry. While we have not fully completed our evaluation of the impact of the new revenue recognition guidance, we currently anticipate utilizing a full retrospective transition upon the adoption of Topic 606 as of January 1, 2018.

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

Accumulated Other Comprehensive (Deficit) Margin
Three Months Ended September 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at June 30, 2016	$435
Unrealized gain	50
(Gain) reclassified to net margin	(69)

Balance at September 30, 2016	$416

Three Months Ended September 30, 2017

(dollars in thousands)
Available-for-sale Securities

Balance at June 30, 2017	$(408)
Unrealized gain	33
Loss reclassified to net margin	23

Balance at September 30, 2017	$(352)

Nine Months Ended September 30, 2016

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2015	$58
Unrealized gain	486
(Gain) reclassified to net margin	(128)

Balance at September 30, 2016	$416

Nine Months Ended September 30, 2017

(dollars in thousands)
Available-for-sale Securities

Balance at December 31, 2016	$(370)
Unrealized loss	(57)
Loss reclassified to net margin	75

Balance at September 30, 2017	$(352)

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

(H)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At September 30, 2017 and December 31, 2016, we had restricted investments totaling $511,612,000 and $468,179,000, respectively, of which $265,180,000 and $221,122,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	2017	2016
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$51,546	$55,084
Amortization on capital leases(b)	33,454	32,274
Outage costs(c)	42,060	39,986
Interest rate swap termination fees(d)	2,231	3,570
Asset retirement obligations—Ashpond and other(l)	59,540	33,747
Depreciation expense(e)	43,023	44,091
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	47,322	43,444
Interest rate options cost(g)	110,915	107,394
Deferral of effects on net margin—Smith Energy Facility(h)	167,941	172,399
Other regulatory assets(m)	14,205	13,398

Total Regulatory Assets	$572,237	$545,387
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$14,235	$9,829
Deferral of effects on net margin—Hawk Road Energy Facility(h)	19,705	20,163
Major maintenance reserve(j)	43,269	28,379
Amortization on capital leases(b)	20,780	23,084
Deferred debt service adder(k)	93,296	86,082
Asset retirement obligations(l)	40,199	11,766
Other regulatory liabilities(m)	4,961	18,445

Total Regulatory Liabilities	$236,445	$197,748

Net Regulatory Assets	$335,792	$347,639

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

(J)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through January 2022, with the majority of the balance scheduled to be credited by the end of 2019.
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

  At September 30, 2017, aggregate Department of Energy-guaranteed borrowings totaled $1,720,997,000, including capitalized interest.

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

  When the conditions in the preceding paragraph are satisfied, advances may be requested under the Facility on a quarterly basis through December 31, 2020. The timing of satisfaction of these conditions is currently uncertain but likely to be satisfied in 2018. In addition to the conditions described above, future advances are subject to satisfaction of customary conditions, including certification of compliance with the requirements of the Title XVII Loan Guarantee Program, accuracy of project-related representations and warranties, delivery of updated project-related information, our continued ownership of our interest in Vogtle Units No. 3 and No. 4 free and clear of any liens except those permitted under the Loan Guarantee Agreement, evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act, as amended, and certification from the Department of Energy's consulting engineer that proceeds of the advance are used to reimburse eligible project costs.

  Under the Loan Guarantee Agreement, we are subject to customary borrower affirmative and negative covenants and events of default. In addition, we are subject to project-related reporting requirements and other project-specific covenants and events of default.

  Under the Loan Guarantee Agreement, upon the occurrence of an "Alternate Amortization Event," the Department of Energy may require us to prepay the outstanding principal amount of all guaranteed borrowings over a period of five years, with level principal amortization. These events include (i) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (ii) termination of the Services Agreement or rejection of the Services Agreement in bankruptcy if Georgia Power does not maintain access to intellectual property rights under the IP Licenses, (iii) a decision by us not to continue construction of Vogtle Units No. 3 and No. 4, (iv) Georgia Power, on behalf of the Co-owners, fails to complete the Cost Assessments or enter into the Replacement EPC Arrangements by December 31, 2017, (v) loss of or failure to receive necessary regulatory approvals under certain circumstances, (vi) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (vii) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (viii) change of control of Oglethorpe and (ix) certain events of loss or condemnation.

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

  On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to approximately $1,620,000,000 in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the Department of Energy cannot be assured and are subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the nine-month period ended September 30, 2017 we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $4,517,000 for general and environmental improvements at existing plants.These advances are secured under our first mortgage indenture.

  On October 30, 2017, we received an additional $17,582,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for general and environmental improvements at existing plants.

  c)
  Pollution Control Revenue Bonds:

  On October 12, 2017, the Development Authority of Burke County (Georgia), the Development Authority of Heard County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $122,620,000 in aggregate principal amount of tax-exempt pollution control revenue bonds for the purpose of refinancing costs associated with certain of our air or water pollution control and sewage or solid waste disposal facilities. The bonds were directly purchased by a bank and the proceeds were used to repay outstanding commercial paper issued to redeem certain auction rate pollution control revenue bonds in January 2017. Each series of bonds bear interest at an indexed variable rate until October 3, 2022, the initial mandatory tender date. The pollution control revenue bonds are scheduled to mature in 2040 through 2045. Our payment obligations related to these bonds are secured under our first mortgage indenture.

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

  Under the EPC Agreement, the Co-owners agreed to pay a purchase price subject to certain price escalations and adjustments. The EPC Agreement also provided for liquidated damages upon the EPC Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million.

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

  On March 29, 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. To provide for a continuation of work at Vogtle Units No. 3 and No. 4, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with the EPC Contractor and WECTEC Staffing Services LLC, which the bankruptcy court approved on March 30, 2017. The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement Georgia Power was obligated to pay, on behalf of the Co-owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided. The Interim Assessment Agreement, as amended, expired on July 27, 2017.

  Subsequent to the EPC Contractor's bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, alleged non-payment by the EPC Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through September 30, 2017, of the Co-owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $386 million, of which our proportionate share totals approximately $115 million. As of September 30, 2017, $340 million of this aggregate liability had been paid or accrued by Georgia Power, on behalf of the Co-owners.

  On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (the Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (the Guarantee Obligations), of which our proportionate share is approximately $1.1 billion, and that the Guarantee Obligations exist regardless of whether Vogtle Units No. 3 and No. 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations that began in October 2017 and continues through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Co-owners and promptly pay them as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Co-owners will forbear from exercising certain remedies, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Co-owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Co-owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date. In October and November 2017, Georgia Power, on behalf of the Co-owners, received the first two installments of the Guarantee Obligations totaling $377.5 million from Toshiba, of which our proportionate share was $113.3 million. We are considering potential options with respect to our right to payments under the Guarantee Settlement Agreement and our claims against the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Execution of any such transaction cannot be assured and would require certain consents from and cooperation by the Department of Energy.

  On November 9, 2017, Toshiba released its financial results for the second quarter of fiscal year 2017, which reflected a negative shareholders' equity balance of approximately $5.5 billion as of

  September 30, 2017. Toshiba also reiterated the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Co-owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations as well.

  Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and the EPC Contractor entered into a services agreement, which was amended and restated on July 20, 2017 (the Services Agreement), for the EPC Contractor to transition construction management of Vogtle Units No. 3 and No. 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved the EPC Contractor's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement became effective upon approval by the Department of Energy on July 27, 2017 and will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

  On August 31, 2017, Georgia Power filed its 17th Vogtle Construction Monitoring report (VCM 17 Report) with the Georgia Public Service Commission. In the VCM 17 Report, Georgia Power recommended that construction on Vogtle Units No. 3 and No. 4 be continued with Southern Nuclear serving as project manager. The recommendation to continue construction is supported by all the Co-owners and is based on the results of a comprehensive schedule, cost-to-complete and cancellation assessment. The Georgia Public Service Commission will render a decision on these matters by February 6, 2018.

  The revised project schedule Georgia Power submitted to the Georgia Public Service Commission for approval included commercial operation dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4. Based on comprehensive cost-to complete assessments and the revised commercial operation dates, our revised project budget is $7.0 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. This budget assumes 100% recovery of our $1.1 billion share of the Guarantee Obligations from Toshiba. As of September 30, 2017, our total investment in the additional Vogtle units was approximately $3.9 billion without taking into account any amounts recoverable from Toshiba. Amounts recovered in connection with the Guarantee Settlement Agreement will be recorded as a reduction to the construction work in progress balance as payments are received.

  Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement (the Bechtel Agreement) with Bechtel Power Corporation, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4. Facility design and engineering remains the responsibility of Westinghouse under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.

  On November 2, 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba or, except in the case in which each of the Co-owners has assigned its rights under the Guarantee Settlement Agreement to a third party, a material breach by Toshiba of the Guarantee Settlement Agreement; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

  The effectiveness of the amendments to the Joint Ownership Agreements related to the Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 21, 2006, as amended, is subject to the condition that we obtain the approval of the Rural Utilities Service as required under our loan contract with the Rural Utilities Service.

  In the event the Vogtle project is cancelled, our proportionate share of the Co-owners' cancellation costs are estimated to be approximately $230 million. If the project is cancelled, we would seek regulatory accounting treatment to amortize our investment in the Vogtle project over a long-term period which would require the approval of our board of directors, and we would submit the regulatory accounting treatment request to the Rural Utilities Service for its approval.

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

  As construction continues, the risk remains that challenges with management of contractors, subcontractors and vendors, labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

Net Margin

Our net margins for the three-month and nine-month periods ended September 30, 2017 were $20.8 million and $63.7 million compared to $18.6 million and $62.5 million for the same periods of 2016. Through September 30, 2017, we collected approximately 123% of our targeted net margin of $51.7 million for the year ending December 31, 2017. These collections are typical as our capacity revenues are generally recorded evenly throughout the year and our management budgets conservatively. In September 2017, our board of directors approved a budget adjustment that reduced revenue requirements by $5.0 million in order to provide our members with a measure of relief for costs they incurred as a result of significant system damage from Hurricane Irma. We anticipate our board of directors will approve an additional budget adjustment by the end of the year so margins will achieve, but not exceed, our 2017 targeted margins for interest ratio of 1.14. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2016 Form 10-K.

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

The components of member revenues for the three-month and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		2017 vs. 2016 % Change	Nine Months Ended September 30,		2017 vs. 2016 % Change

	(dollars in thousands)			(dollars in thousands)
	2017	2016		2017	2016

Capacity revenues	$217,918	$228,011	(4.4%)	$666,226	$681,384	(2.2%)
Energy revenues	167,840	202,872	(17.3%)	440,749	476,750	(7.6%)

Total	$385,758	$430,883	(10.5%)	$1,106,975	$1,158,134	(4.4%)

MWh Sales to members	6,962,978	7,956,412	(12.5%)	18,213,379	19,886,944	(8.4%)
Cents/kWh	5.54	5.42	2.3%	6.08	5.82	4.4%
Member energy requirements supplied	62%	64%	(3.9%)	63%	64%	(1.3%)

Capacity revenues for the three-month and nine-month periods ended September 30, 2017 reflect a $5.0 million reduction in revenue requirements for the September 2017 budget adjustment approved by the board of directors discussed above.

Energy revenues from members decreased for the three-month and nine-month periods ended September 30, 2017 compared to the same periods in 2016 primarily due to a decrease in fuel costs which was largely a result of a decrease in generation for member sales in 2017. For a discussion of fuel costs, which are the primary components of energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended September 30,		2017 vs.	Three Months Ended September 30,		2017 vs.	Three Months Ended September 30,		2017 vs.

Fuel Source	2017	2016	2016 % Change	2017	2016	2016 % Change	2017	2016	2016 % Change

Coal	$30,924	$49,478	(37.5%)	1,157,960	1,704,203	(32.1%)	2.67	2.90	(8.0%)
Nuclear	23,249	21,950	5.9%	2,585,668	2,691,129	(3.9%)	0.90	0.82	10.2%
Gas:
Combined Cycle	67,058	73,223	(8.4%)	2,888,612	2,976,562	(3.0%)	2.32	2.46	(5.6%)
Combustion Turbine	22,536	33,865	(33.5%)	544,294	846,699	(35.7%)	4.14	4.00	3.5%

	$143,767	$178,516	(19.5%)	7,176,534	8,218,593	(12.7%)	2.00	2.17	(7.8%)

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,		2017 vs.	Nine Months Ended September 30,		2017 vs.	Nine Months Ended September 30,		2017 vs.

Fuel Source	2017	2016	2016 % Change	2017	2016	2016 % Change	2017	2016	2016 % Change

Coal	$81,867	$114,961	(28.8%)	2,913,161	3,945,663	(26.2%)	2.81	2.91	(3.5%)
Nuclear	66,538	61,786	7.7%	7,399,354	7,605,266	(2.7%)	0.90	0.81	10.7%
Gas:
Combined Cycle	181,254	165,272	9.7%	7,546,775	7,338,407	2.8%	2.40	2.25	6.6%
Combustion Turbine	36,746	62,037	(40.8%)	881,514	1,644,184	(46.4%)	4.17	3.77	10.5%

	$366,405	$404,056	(9.3%)	18,740,804	20,533,520	(8.7%)	1.96	1.97	(0.6%)

Total fuel costs decreased for the three-month and nine-month periods ended September 30, 2017 compared to the same periods of 2016 primarily due to a decrease in generation as a result of moderate temperatures. In addition, generation for the nine-month period ended September 30, 2017 compared to the same period of 2016 was somewhat affected by increased natural gas prices and planned maintenance outages during 2017.

Financial Condition

Balance Sheet Analysis as of September 30, 2017

Assets

Cash used for property additions for the nine-month period ended September 30, 2017 totaled $737.1 million. Of this amount, approximately $518.5 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $47.7 million for nuclear fuel purchases and expenditures for normal additions and replacements to our existing generation facilities.

Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on our Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Long-term debt increased $98.5 million during the nine-month period ended September 30, 2017 primarily due to the classification of $122.6 million of commercial paper as long-term debt. In October 2017, $122.6 million of tax-exempt bonds was issued to refund the commercial paper on a long-term basis. For information regarding the refunding of commercial paper and the issuance of tax-exempt bonds, see Note K.

Long-term debt and capital leases due within one year decreased $162.0 million during the nine-month period ended September 30, 2017. The decrease was primarily due to the redemption of $122.6 million of variable rate pollution control revenue bonds through the issuance of commercial paper in January 2017. In addition, the decrease was due to certain quarterly Federal Financing Bank note payments we made, when due, in early January 2017.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $529.8 million during the nine-month period ended September 30, 2017.

Accounts payable increased $87.4 million for the nine-month period ended September 30, 2017 primarily as a result of a $104.7 million increase in the payable to Georgia Power Company for operation and maintenance costs for our co-owned plants and capital costs associated with Vogtle Units No. 3 and No. 4. Offsetting the increase was $17.2 million in credits applied to our members' bills in the first quarter of 2017, for a board approved reduction in 2016 revenue requirements as a result of margins in excess of our 2016 target.

The current portion of member power bill prepayments decreased $133.2 million for the nine-month period ended September 30, 2017 due to the application of credits against the power bills of members that participate in the power bill prepayment program. The long-term portion of member power bill prepayments increased $154.1 million for the nine-month period ended September 30, 2017 due to member contributions to the program made during the third quarter of 2017. For additional information on the member power bill prepayment program, see Note J of Notes to Unaudited Consolidated Financial Statements.

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

Under the EPC Agreement, the Co-owners agreed to pay a purchase price subject to certain price escalations and adjustments. The EPC Agreement also provided for liquidated damages upon the EPC Contractor's failure to fulfill the schedule and certain performance guarantees, each subject to an aggregate cap of 10% of the contract price, or approximately $920 million.

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

On March 29, 2017, the EPC Contractor filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. To provide for a continuation of work at Vogtle Units No. 3 and No. 4, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with the EPC Contractor and WECTEC Staffing Services LLC, which the bankruptcy court approved on March 30, 2017. The Interim Assessment Agreement provided, among other items, that during the term of the Interim Assessment Agreement Georgia Power was obligated to pay, on behalf of the Co-owners, all costs accrued by the EPC Contractor for subcontractors and vendors for services performed or goods provided. The Interim Assessment Agreement, as amended, expired on July 27, 2017.

Subsequent to the EPC Contractor's bankruptcy filing, a number of subcontractors to the EPC Contractor, including Fluor Enterprises, Inc., a subsidiary of Fluor Corporation, alleged non-payment by the EPC Contractor for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken, and continues to take, actions to remove liens filed by these subcontractors through the posting of surety bonds. Georgia Power estimates the aggregate liability, through September 30, 2017, of the Co-owners for the removal of subcontractor liens and payment of other EPC Contractor pre-petition accounts payable to total approximately $386 million, of which our proportionate share totals approximately $115 million. As of September 30, 2017, $340 million of this aggregate liability had been paid or accrued by Georgia Power, on behalf of the Co-owners.

On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (the Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee is $3.68 billion (the Guarantee Obligations), of which our proportionate share is approximately $1.1 billion, and that the Guarantee Obligations exist regardless of whether Vogtle Units No. 3 and No. 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations that began in October 2017 and continues through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Co-owners and promptly pay them as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Co-owners will forbear from exercising certain remedies, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Co-owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Co-owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date. In October and November 2017, Georgia Power, on behalf of the Co-owners, received the first two installments of the Guarantee Obligations totaling $377.5 million from Toshiba, of which our proportionate share was $113.3 million. We are considering potential options with respect to our right to payments under the Guarantee Settlement Agreement and our claims against the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Execution of any such transaction cannot be assured and would require certain consents from and cooperation by the Department of Energy.

On November 9, 2017, Toshiba released its financial results for the second quarter of the fiscal year 2017, which reflected a negative shareholders' equity balance of approximately $5.5 billion as of September 30, 2017. Toshiba also reiterated the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Co-owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations as well.

Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and the EPC Contractor entered into a services agreement, which was amended and restated on July 20, 2017 (the Services Agreement), for the EPC Contractor to transition construction management of Vogtle Units No. 3 and No. 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved the EPC Contractor's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement became effective upon approval by the Department of Energy on July 27, 2017 and will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

On August 31, 2017, Georgia Power filed its 17th Vogtle Construction Monitoring report (VCM 17 Report) with the Georgia Public Service Commission. In the VCM 17 Report, Georgia Power recommended that construction on Vogtle Units No. 3 and No. 4 be continued with Southern Nuclear serving as project manager. The recommendation to continue construction is supported by all the Co-owners and is based on the results of a comprehensive schedule, cost-to-complete and cancellation assessment. The Georgia Public Service Commission is expected to render a decision on these matters by February 6, 2018.

The revised project schedule Georgia Power submitted to the Georgia Public Service Commission for approval included commercial operation dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4. Based on comprehensive cost-to complete assessments and the revised commercial operation dates, our revised project budget is $7.0 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. This budget assumes 100% recovery of our $1.1 billion share of the Guarantee Obligations from Toshiba. As of September 30, 2017, our total investment in the additional Vogtle units was approximately $3.9 billion without taking into account any amounts recoverable from Toshiba. Amounts recovered in connection with the Guarantee Settlement Agreement will be recorded as a reduction to the construction work in progress balance as payments are received.

Based on the revised project schedule and budget, the following table provides an updated estimate of our forecasted capital expenditures related to Vogtle Units No. 3 and No. 4 for 2017 through 2019 (dollars in millions).

	2017	2018	2019	Total

Future Generation	$645	$677	$504	$1,826

In addition to the amounts reflected in the table above, we have budgeted approximately $1.9 billion to complete construction of Vogtle Units No. 3 and No. 4 beyond the years shown in the table. These projected capital expenditures assume that Toshiba fully performs its obligations under the Guarantee Settlement Agreement and the failure of Toshiba to perform those obligations could have a material impact on our costs for Vogtle Units No. 3 and No. 4. For additional information regarding our capital expenditures, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements—Capital Expenditures" in our 2016 Form 10-K.

Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement (the Bechtel Agreement) with Bechtel Power Corporation, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4. Facility design and engineering remains the responsibility of Westinghouse under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally (not jointly) liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.

On November 2, 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba or, except in the case in which each of the Co-owners has assigned its rights under the Guarantee Settlement Agreement to a third party, a material breach by Toshiba of the Guarantee Settlement Agreement; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in the seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

The effectiveness of the amendments to the Joint Ownership Agreements related to the Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 21, 2006, as amended, is subject to the condition that we obtain the approval of the Rural Utilities Service as required under our loan contract with the Rural Utilities Service.

In the event the Vogtle project is cancelled, our proportionate share of the Co-owners' cancellation costs are estimated to be approximately $230 million. If the project is cancelled, we would seek regulatory accounting treatment to amortize our investment in the Vogtle project over a long-term period which would require the approval of our board of directors, and we would submit the regulatory accounting treatment request to the Rural Utilities Service for its approval.

We have a $3.06 billion federal loan guarantee from the Department of Energy, under which we have advanced $1.72 billion as of September 30, 2017. Pursuant to the terms of the Loan Guarantee Agreement, no further advances are permitted pending satisfaction of certain conditions, including approval of the Bechtel Agreement and an amendment to the Loan Guarantee Agreement. The timing of satisfaction of these conditions is currently uncertain but likely to be satisfied in 2018. On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to approximately $1.62 billion in additional guaranteed loans under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the Department of Energy cannot be assured and are subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions. For additional information regarding conditions for future advances, potential repayment over a five-year period, covenants and events of default under the Loan Guarantee Agreement with the Department of Energy, see Note K of Notes to Unaudited Consolidated Financial Statements and for additional information regarding the financing of Vogtle Units No. 3 and No. 4, see "Financing Activities—Department of Energy-Guaranteed Loan." We have also financed an additional $1.4 billion of the capital costs of the Vogtle units through capital market debt issuances.

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

As construction continues, the risk remains that challenges with management of contractors, subcontractors and vendors, labor productivity, fabrication, delivery, assembly, and installation of plant systems, structures, and components, or other issues could arise and may further impact project schedule and cost.

The ultimate outcome of these matters cannot be determined at this time. See "Risk Factors" in this Form 10-Q for risks related to Vogtle Units No. 3 and No. 4 and the Guarantee Settlement Agreement and "Item 1A—RISK FACTORS" in our 2016 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities. Following are some substantial developments relating to environmental regulations and litigation that have occurred since we filed our Form 10-Q for the quarterly period ended June 30, 2017.

On October 10, 2017, the U.S. Environmental Protection Agency (EPA) proposed a rule to repeal the Clean Power Plan in its entirety on the basis that the Clean Power Plan exceeds the EPA's authority under the Clean Air Act. Even though some portions of the rule may be in accord with the Clean Air Act, EPA proposes to find that those portions are not severable from the objectionable portions and that the entire Clean Power Plan be repealed. EPA will decide what action, if any, to take in the future with regard to any replacement Clean Power Plan and has stated that it intends to issue an advanced notice of proposed rulemaking in the near future to solicit information on alternate systems to reduce greenhouse gas emissions consistent with its authority under the Clean Air Act. We cannot predict the outcome of this current proposal or any litigation that might be brought challenging any resulting final rule, nor can we predict the outcome of the litigation currently pending on the existing Clean Power Plan.

In September 2017, EPA postponed certain compliance dates for its November 2015 rule for the effluent limitations guidelines and standards for the steam electric power generating (ELG Rule) for two years. Plants Scherer and Wansley are regulated under this rule. EPA has stated that it intends to conduct a rulemaking to potentially revise the more stringent best available technology economically achievable effluent limitations and pretreatment standards for existing sources for flue gas desulfurization wastewater and bottom ash transport water established in the ELG Rule; however, it does not intend to revise the ELG Rule for fly ash transport, flue gas mercury control wastewater or other requirements. We cannot predict the outcome of any actions EPA may take to revise the ELG Rule, or any litigation that might be brought challenging any final rule.

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

For further discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2016 Form 10-K and "Item 2—Management's Discussion And Analysis Of Financial Condition And Results Of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Environmental Regulations" in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017.

Liquidity

At September 30, 2017, we had $1.07 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $342 million in cash and cash equivalents and $726 million of unused and available committed credit arrangements.

At September 30, 2017, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available October 13, 2017		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$442	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	October 2018
Secured Facilities:
CFC Term Loan(2)	250	140	(2)	December 2018

Total	$1,610	$726

(1)
Of the portion of this facility that was unavailable at October 13, 2017, $632 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Therefore, we reflect $140 million as the amount available under the term loan even though no amounts have been borrowed under that facility. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at October 13, 2017, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

Currently, we are primarily using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of long-term funding under the Department of Energy-guaranteed Federal Financing Bank loan. See Note K of Notes to Unaudited Consolidated Financial Statements and "—Department of Energy-Guaranteed Loan" for a discussion of recent amendments that were made to the Loan Guarantee Agreement with the Department of Energy which restricts our ability to request further loan advances pending a determination to continue construction of the additional Vogtle units and satisfaction of related conditions, including an amendment to the Loan Guarantee Agreement. Our last advance under this loan was received in December 2016 and timing regarding our ability to make further advances under this loan is uncertain but likely in 2018. The inability to advance funds under our Department of Energy loan has reduced our available liquidity in 2017. We expect this constraint to be mitigated in the coming months through one or more of several potential options including resumption of advances under the Department of Energy loan, monetization of the Toshiba Guarantee Settlement Agreement, or issuance of taxable bonds.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at September 30, 2017. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2017, the required minimum level was $675 million and our actual patronage capital was $923 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At September 30, 2017, we had $8.1 billion of secured indebtedness and $756 million of unsecured indebtedness outstanding.

At September 30, 2017, we had $512 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of September 30, 2017—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At September 30, 2017, we had $8.1 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2016 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At September 30, 2017, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $678 million with $501 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of September 30, 2017, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In 2014, we closed on a loan with the Department of Energy that will fund up to the lesser of $3.06 billion or 70% of eligible project costs related to the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. This loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

As of September 30, 2017, we had advanced $1.72 billion under this loan and had $1.34 billion remaining to be advanced. All of the debt under this loan will be secured ratably with all other debt under our first mortgage indenture. Access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third-parties related to the Vogtle project to comply with certain laws. See Note K of Notes to Unaudited Consolidated Financial Statements for a discussion of recent amendments that were made to the Loan Guarantee Agreement with the Department of Energy which restrict our ability to request further loan advances pending a determination to continue construction of the additional Vogtle units and satisfaction of related conditions, including an amendment to the Loan Guaranty Agreement. Our last advance under this loan was received in December 2016 and timing regarding our ability to make further advances under this facility is uncertain. Under certain circumstances, including a decision not to continue construction of the Vogtle units, the Department of Energy has discretion to require that we repay all amounts outstanding under the loan over a five-year period.

On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1.62 billion in additional guaranteed funding under the Loan Guarantee Agreement. Final approval and issuance of these additional loan guarantees by the Department of Energy cannot be assured and are subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions.

In addition to the Department of Energy loan funding, we have issued $1.4 billion of first mortgage bonds to finance a substantial portion of the Vogtle expansion that will not be funded by the

Department of Energy. As of September 30, 2017, we had $3.1 billion of long-term funding in place for the $3.9 billion invested in the Vogtle project to-date. We anticipate utilizing capital markets financing for any Vogtle related costs that we are not able to advance under the Department of Energy-guaranteed loans.

Bond Financings

On October 12, 2017, we closed on a $122.6 million direct bank purchase of tax-exempt bonds and used the proceeds to retire commercial paper that was issued in January 2017 in connection with the redemption of our remaining auction rate securities. See Note K of Notes to Unaudited Consolidated Financial Statements for more information regarding this refinancing.

In late 2017 or early 2018, we plan to issue approximately $400 million of tax-exempt pollution control revenue bonds, the proceeds of which will be used to refinance $400 million of existing pollution control bonds that are callable on January 1, 2018 and that have higher interest rates than our other tax-exempt debt. When issued, out payment obligations related to these bonds will be secured ratably with all other debt under our first mortgage indenture.

As of September 30, 2017, we had $980.8 million of outstanding obligations related to tax-exempt private activity bonds related to certain of our pollution control facilities. The Tax Cut and Jobs Act, as proposed by members of the House of Representatives on November 2, 2017, could take away our ability to utilize tax-exempt private activity bonds to finance or refinance qualifying pollution control facilities if issued on or after January 1, 2018 and impact the interest rates on our private activity bonds outstanding prior to January 1, 2018.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2016 Form 10-K.

Credit Rating Risk

The table below sets forth our current ratings from S&P Global Ratings, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch

Long-term ratings:
Senior secured rating	A-	Baa1	A-
Issuer/unsecured rating(1)	A-	Baa2	N/R(2)
Rating outlook	Negative	Negative	Rating Watch Negative
Short-term rating:
Commercial paper rating	A-2	P-2	F2

(1)
We currently have no long-term debt that is unsecured.

(2)
N/R indicates no rating assigned for this category.

We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB–/Baa3 or below. As of September 30, 2017, our maximum potential collateral requirements were as follows:

At senior secured rating levels:

  •
  a total of approximately $52 million at a senior secured level of BBB–/Baa3,

  •
  a total of approximately $81 million at a senior secured level of BB+/Ba1 or below, and

At senior unsecured or issuer rating levels:

  •
  a total of approximately $0.3 million at a senior unsecured or issuer level of BBB–/Baa3,

  •
  a total of approximately $58 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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

Item 4.    Controls and Procedures

As of September 30, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Except as disclosed under "Item 1—Legal Proceedings" in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2017, there have been no material changes from the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2016 Form 10-K.

Item 1A.    Risk Factors

Except as discussed below, there have been no material changes from the risk factors disclosed in "Item 1A—RISK FACTORS" in our 2016 Form 10-K.

Our participation in the development and construction of Vogtle Units No. 3 and No. 4 could have a material impact on our financial condition and results of operations.

We are contractually committed to participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. Further, no nuclear plants have been constructed in the United States using advanced designs, such as the Westinghouse AP1000 design, and therefore estimating the total cost of construction and the related schedule is inherently uncertain. We also rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process.

Our current project budget for the Vogtle Units, which includes capital costs, allowance for funds used during construction and a contingency amount, is $7.0 billion and the scheduled commercial operation dates are November 2021 for Unit No. 3 and November 2022 for Unit No. 4. Certain events have materially delayed the original commercial operation dates and increased the original project budget. The most significant of these relate to the EPC Contractor's filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and its subsequent rejection of the fixed price EPC Agreement.

We continue to be subject to construction risks and no longer have the benefit of the "fixed" price EPC Agreement, which means that any cost overruns will be allocated to the Co-owners based on their ownership interest percentage. Factors that could lead to further cost increases and schedule delays or even the inability to complete this project include:

  •
  performance by the EPC Contractor under the Services Agreement;

  •
  performance by Toshiba under the Guarantee Settlement Agreement;

  •
  performance by Bechtel under the Bechtel Agreement as well as subcontractor and supplier performance, including compliance with the design specifications approved and quality standards set forth by the Nuclear Regulatory Commission;

  •
  changes in labor costs and productivity;

  •
  liens on the project;

  •
  contract disputes;

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

  •
  adverse weather conditions; and

  •
  work stoppages.

Additionally, we do not control the determination as to whether the Vogtle project continues to move forward as continued construction of Vogtle Units No. 3 and No. 4 is subject to approval by the Georgia Public Service Commission. On August 31, 2017, Georgia Power recommended that construction on Vogtle Units No. 3 and No. 4 be continued with Southern Nuclear serving as project manager in its VCM 17 Report filed with the Georgia Public Service Commission. The recommendation to continue construction is supported by all the Co-owners and is based on the results of a comprehensive schedule, cost-to-complete and cancellation assessment. The Georgia Public Service Commission is expected to make a decision on these matters by February 6, 2018.

Further, on November 2, 2017, the Co-owners amended the Joint Ownership Agreements to provide that holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction upon the occurrence of any of those adverse events. As we are a 30% owner in the Vogtle project, we, along with Georgia Power and the Municipal Electricity Authority of Georgia, will need to each determine to move forward with the Vogtle project upon the occurrence of certain adverse events. In the event the Vogtle project is cancelled, our proportionate share of the Co-owners' cancellation costs are estimated to be approximately $230 million. As of September 30, 2017, our total investment in the additional Vogtle units was approximately $3.9 billion. If the project is cancelled, we would seek regulatory accounting treatment to amortize our investment in the Vogtle project over a long-term period which would require the approval of our board of directors, and we would submit the regulatory accounting treatment request to the Rural Utilities Service for its approval.

Following the bankruptcy of the EPC Contractor, the rejection of the EPC Agreement and our comprehensive cost-to-complete assessment, we increased our project budget to $7.0 billion from $5.0 billion. This increase is expected to increase our capital expenditures through 2022 and lead to a corresponding increase in our long-term debt outstanding at completion of the Vogtle units to $11.5 billion from the previously disclosed amount of $10 billion. These increases in capital expenditures and in our long-term debt will continue to constrain our equity ratio and will affect certain of our other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would increase our borrowing costs and decrease our access to the credit and capital markets.

The long-term project cost will also be impacted by our ability to finance the capital costs at competitive interest rates. We are currently unable to make advances from the remaining $1.4 billion of committed funds under our Loan Guarantee Agreement with the Department of Energy and will not be able to make additional advances until we enter into an amendment to the Loan Guarantee Agreement with the Department of Energy. The timing of further advances under the Loan Guarantee Agreement is uncertain but is likely to occur in 2018. Prolonged inability to access funding pursuant to the Department of Energy Loan Guarantee Agreement may constrain our liquidity and lead us to finance certain expenditures through alternative resources, likely at a higher interest rate. We have received a conditional commitment from the Department of Energy for approximately $1.6 billion of additional loan guarantees; however final approval of these additional amounts cannot be assured. See Note K of Notes to Unaudited Consolidated Financial Statements for additional information about the Loan Guarantee Agreement and related conditions.

The ultimate outcome of these matters cannot be determined at this time.

Any inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the cost to the Co-owners of Vogtle Units No. 3 and No. 4, and therefore on our financial condition and results of operations.

On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into the Guarantee Settlement Agreement. Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the $3.68 billion amount of its Guarantee Obligations, of which our proportionate share is approximately $1.1 billion, and that the Guarantee Obligations exist regardless of whether Vogtle Units No. 3 and No. 4 are completed. The Guarantee Settlement Agreement also provides for a schedule of payments for the Guarantee Obligations that began in October 2017 and continues through January 2021. In the event Toshiba receives certain payments, including sale proceeds, from or related to Westinghouse (or its subsidiaries) or Toshiba Nuclear Energy Holdings (UK) Limited (or its subsidiaries), it will hold a portion of such payments in trust for the Co-owners and promptly pay them over as offsets against any remaining Guarantee Obligations. Under the Guarantee Settlement Agreement, the Co-owners will forbear from exercising remedies in respect of the Toshiba Guarantee, including drawing on the Westinghouse Letters of Credit, until June 30, 2020, unless certain events of nonpayment, insolvency, or other material breach of the Guarantee Settlement Agreement by Toshiba occur. If such an event occurs, the balance of the Guarantee Obligations will become immediately due and payable, and the Co-owners may exercise any and all rights and remedies, including drawing on the Westinghouse Letters of Credit without restriction. In addition, the Guarantee Settlement Agreement does not restrict the Co-owners from fully drawing on the Westinghouse Letters of Credit in the event they are not renewed or replaced prior to the expiration date.

On November 9, 2017, Toshiba released its financial results for the second quarter of fiscal year 2017, which reflected a negative shareholders' equity balance of approximately $5.5 billion as of September 30, 2017. Toshiba also announced the existence of material events and conditions that raise substantial doubt about Toshiba's ability to continue as a going concern. As a result, substantial risk regarding the Co-owners' ability to fully collect the Guarantee Obligations continues to exist. An inability or other failure by Toshiba to perform its obligations under the Guarantee Settlement Agreement could have a further material impact on the net cost to the Co-owners of Vogtle Units No. 3 and No. 4, and, therefore, on our financial condition and results of operations as well.

In October and November 2017, Georgia Power, on behalf of the Co-owners, received the first two installments of the Guarantee Obligations totaling $377.5 million from Toshiba, of which our proportionate share was $113.3 million. We are considering potential options with respect to our right to payments under the Guarantee Settlement Agreement and our claims against the EPC Contractor in the EPC Contractor's bankruptcy proceeding, including a potential sale of those payment rights and bankruptcy claims. Any such transaction cannot be assured and would be subject to Department of Energy consents and related approvals under the Loan Guarantee Agreement and related agreements.

The ultimate outcome of these matters cannot be determined at this time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
4.1	Seventy-Fourth Supplemental Indenture, dated as of October 1, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2017A (Burke) Note, the Series 2017B (Burke) Note, the Series 2017A (Heard) Note and the Series 2017A (Monroe) Note.
4.2	Seventy-Fifth Supplemental Indenture, dated as of October 18, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendment of the Original Indenture.
4.3	Amendment, dated October 18, 2017, to Ninth Amended and Restated Loan Contract, dated as of September 2, 2014, between Oglethorpe and the United States of America.
10.1
Agreement regarding Additional Participating Party Rights and Amendment No. 3 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement and Amendment No. 4 to Plant Vogtle Owners Agreement Authorizing Development, Construction, Licensing and Operation of Additional Generating Units, dated as of November 2, 2017, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton.
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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 13, 2017	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: November 13, 2017		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)