Form 10-K
period 2017-12-31
OGLETHORPE POWER CORP
filed 2018-03-29
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company

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

        Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION

2017 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains "forward-looking statements." All statements, other than statements of historical facts, that address activities, events or developments that we expect or anticipate to occur in the future, including matters such as future capital expenditures, business strategy, regulatory actions, and development, construction or operation of facilities (often, but not always, identified through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "target" and "outlook") are forward-looking statements.

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

  •
  a decision by more than 10% of the co-owners of the additional Vogtle units not to proceed with the construction of the additional Vogtle units upon the occurrence of certain material adverse events;

  •
  our access to capital, the cost to access capital, and the results of our financing and refinancing efforts, including availability of funds in the capital markets;

  •
  our ability to receive advances under the U.S. Department of Energy loan guarantee agreement for construction of two additional nuclear units at Plant Vogtle;

  •
  the occurrence of certain events that give the Department of Energy the option to require that we repay all amounts outstanding under the loan guarantee agreement with the Department of Energy over a five-year period and the Department of Energy's decision to require such repayment;

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

  •
  legislative and regulatory compliance standards and our ability to comply with any applicable standards, including mandatory reliability

ii

    standards, and potential penalties for non-compliance;

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

  •
  our members' ability to perform their obligations to us;

  •
  our members' ability to offer their retail, commercial and industrial customers competitive rates;

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

    Our fleet of generating units total 7,843 megawatts of summer planning reserve capacity, which includes 728 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. See "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC" and "PROPERTIES – Generating Facilities."

    In 2017, two of our members, Jackson EMC and Cobb EMC, accounted for 14.7% and 14.3% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2017.

Wholesale Power Contracts

    The wholesale power contracts we have with each member are substantially similar and extend through December 31, 2050 and continue thereafter until terminated by three years' written notice by us or the respective member. Under the wholesale power contracts, each member is unconditionally obligated, on an express "take-or-pay" basis, for a fixed percentage of the capacity costs of each of our generation resources and purchased power resources with a term greater than one year. Each wholesale power contract specifically provides that the member must make payments whether or not power is delivered and whether or not a resource is completed, delayed, terminated, operable, operating, retired, sold, leased, transferred or is otherwise unavailable. We are obligated to use our reasonable best efforts to operate, maintain and manage our resources in accordance with prudent utility practices.

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

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2017, we supplied energy that accounted for approximately 63% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

    Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2017, our equity ratio was 9.8%.

    As of December 31, 2017, we had approximately $8.2 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

Relationship with Federal Lenders

Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. Congress has authorized the Rural Utilities Service to charge a fee to cover the cost of loan guarantees for baseload generation, if requested by a borrower. The Rural Utilities Service must establish a process to implement this authorization prior to making it available to borrowers. The President's budget for fiscal year 2019, which begins October 2018, proposes a loan program of $5.5 billion, the same as the current program level. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

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

    As of December 31, 2017, we had $2.5 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.

Department of Energy

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a loan guarantee agreement with the Department of Energy in 2014, pursuant to which the Department of Energy agreed to guarantee our obligations under a multi-advance term loan facility with the Federal Financing Bank.

    Proceeds of advances made under the facility will be used to reimburse us for a portion of certain costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII Loan Guarantee Program. Aggregate borrowings under the facility may not exceed $3.1 billion of eligible project costs, and as of December 31, 2017, we had borrowed $1.7 billion under this loan. Advances may not occur after December 31, 2020. All advances received under this facility are secured under our first mortgage indenture.

    Following the bankruptcy of Westinghouse in March 2017, the loan guarantee agreement was amended to restrict advances pending the satisfaction of certain conditions, including the Department of Energy's approval of the Bechtel Agreement and a further amendment to the loan guarantee agreement to incorporate provisions relating to the Bechtel Agreement and other replacement agreements. While not assured, we expect to satisfy these conditions in the second quarter of 2018.

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

    In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This additional funding is subject to an amendment and restatement of the loan guarantee agreement and satisfaction of certain other conditions. The conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. While not assured, we expect to close on this additional loan in the second quarter of 2018.

    For additional information regarding the current status of the loan guarantee agreement, including conditions to future advances and potential repayment over a five-year period, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Financial Condition-Financing Requirements – Department of Energy – Guaranteed Loan" and NOTE 7a of Notes to Consolidated Financial Statements. For additional information on Vogtle Units No. 3 and No. 4, see "– OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4."

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

Relationship with Georgia System Operations Corporation

    We, Georgia Transmission and our 38 members are members of Georgia System Operations Corporation, which was formed in 1997 to own and operate the system operations business we previously owned. Georgia System Operations operates the system control center and currently provides Georgia Transmission and us with system operations services and administrative support services. We have contracted with Georgia System Operations to schedule and dispatch our resources. We also purchase from Georgia System Operations services that it purchases from Georgia Power under the Control Area Compact, which we co-signed with Georgia System Operations. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Members' Relationship with Georgia Transmission and Georgia System Operations." Georgia System Operations provides support services to us in the areas of accounts payable, payroll, auditing, human resources, campus services, telecommunications and information technology at cost.

    We currently have approximately $13.1 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $4.0 million that can be drawn under one of its loans with us.

    Georgia Transmission has contracted with Georgia System Operations to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with Georgia Power Company

    Our relationship with Georgia Power is a significant factor in several aspects of our business. Except for the Rocky Mountain Pumped Storage Hydroelectric Facility, Georgia Power, on behalf of itself as a co-owner and as agent for the other co-owners, is responsible for the construction and operation of all our co-owned generating facilities, including the development and construction of Vogtle Units No. 3 and No. 4. For further information regarding the agreements between Georgia Power and us, see "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements." Georgia Power supplies services to us and Georgia System Operations to support the scheduling and dispatch of our resources, including off-system transactions. Georgia Power and our members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973, commonly known as the Georgia Territorial Act (see "– Competition"). For further information regarding our members' relationships with Georgia Power, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition.

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 728 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

Relationship to Green Power EMC

    Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. We supply financial and management services to Green Power EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."

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
  adding renewable generation sources;

  •
  adjusting the mix of ownership and purchase arrangements used to meet power supply requirements;

  •
  use of power purchase contracts to meet power supply requirements, and whether to use short, medium or long-term contracts, or a mix of terms;

  •
  participation in future power supply resources developed by others, whether by ownership or long-term purchase commitment;

  •
  use of storage technologies;

  •
  maturity extensions of existing indebtedness;

  •
  potential prepayment of debt;

  •
  whether disposition of existing assets or asset classes would be advisable;

  •
  various responses to the proliferation of non-core services offered by electric utilities;

  •
  power marketing arrangements or other alliance arrangements;

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

    Regulation of greenhouse gas emissions has the potential to affect energy suppliers, including us and our competitors, differently, depending not only on the relative greenhouse gas emissions from a supplier's sources, but also on the nature of the regulation. Some of our generation sources emit greenhouse gases, but we also have generation sources that emit no greenhouse gases. Some of our competitors use sources that emit proportionately more greenhouse gases, while the sources of some competitors emit less. Further, third-party suppliers to our members are relying on generation sources that emit greenhouse gases. The terms and conditions in the contracts with these third-party suppliers would determine the extent to which our members would be affected by regulation of the greenhouse gas emissions of these suppliers. We believe our and our members' diverse portfolios of generation facilities, including the diversity of third-party suppliers, would mitigate any impact on our and our members' competitiveness resulting from any regulation. See "REGULATION – Environmental – Carbon Dioxide Emissions and Climate Change" and "RISK FACTORS."

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

OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2017, we supplied approximately 63% of the retail energy requirements of our members.

Generating Plants

    Our fleet of generating units total 7,843 megawatts of summer planning reserve capacity, including 728 megawatts of Smarr EMC assets, which we manage. This generation portfolio includes our interests in units fueled by nuclear, coal, gas, oil and water. Georgia Power, the Municipal Electric Authority of Georgia and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.

    See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."

Power Purchase and Sale Arrangements

    We currently have no material power purchase or sale agreements. We purchase small amounts of energy from a "qualifying facility" under the Public Utility Regulatory Policies Act of 1978. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2017, our purchases from this qualifying facility provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

    We manage Green Power EMC's purchase of energy from 119 megawatts of renewable resources. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."

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

    In 2008, Georgia Power, acting for itself and as agent for the Co-owners, entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with Westinghouse Electric Company LLC and Stone & Webster, Inc., which was subsequently acquired by Westinghouse and changed its name to WECTEC Global Project Services Inc. (collectively, Westinghouse). Pursuant to the EPC Agreement, Westinghouse agreed to design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle. Under the terms of the EPC Agreement, the Co-owners agreed to pay a purchase price subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments. Toshiba Corporation guaranteed certain payment obligations of Westinghouse under the EPC Agreement (the Toshiba Guarantee), including any liability of Westinghouse for abandonment of work. Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed price EPC Agreement.

    On March 29, 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with Westinghouse and WECTEC Staffing Services LLC to provide for a continuation of work at Vogtle Units No. 3 and No. 4. The Interim Assessment Agreement expired on July 27, 2017, upon the effective date of the Services Agreement discussed below.

    Subsequent to Westinghouse's bankruptcy filing, a number of subcontractors to Westinghouse alleged non-payment by Westinghouse for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken actions to remove liens on the site filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, actions against Westinghouse and the Co-owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and payment of other Westinghouse pre-petition accounts payable have been paid or accrued as of December 31, 2017.

    On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (the Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee was $3.68 billion (the Guarantee Obligations), of which our proportionate share was $1.1 billion. The Guarantee Settlement Agreement provided for a schedule of payments for the Guarantee Obligations beginning in October 2017 and continuing through January 2021. Toshiba made the first three payments as scheduled. On December 8, 2017, the Co-owners, certain affiliates of the Municipal Electric Authority of Georgia, and Toshiba entered into Amendment No. 1 to the Guarantee Settlement Agreement (the Settlement Agreement Amendment). The Settlement Agreement Amendment provided that Toshiba's remaining scheduled payment obligations under the Guarantee Settlement Agreement were due and payable in full on December 15, 2017, which Toshiba satisfied on December 14, 2017. Pursuant to the Settlement Agreement Amendment, Toshiba was deemed to be the owner of certain pre-petition bankruptcy claims of the Co-owners and certain affiliates of the Municipal Electric Authority of Georgia against Westinghouse, and the Co-owners surrendered certain letters of credit securing a portion of Westinghouse's potential obligations under the EPC Agreement.

    Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement, which was amended and restated on July 20, 2017 (the Services Agreement), for Westinghouse to transition construction management of Vogtle Units No. 3 and No. 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved Westinghouse's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement, and Westinghouse's rejection of the EPC Agreement, became effective upon approval by the Department of Energy on July 27, 2017. The Services Agreement will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

    Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). Facility design and engineering remains the responsibility of Westinghouse under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events. Pursuant to the loan guarantee agreement between us and the Department of Energy, we are required to obtain the Department of Energy's approval of the Bechtel Agreement prior to obtaining any further advances under the loan guarantee agreement.

    On November 2, 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth Vogtle construction monitoring (VCM) report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

    On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation that construction of Vogtle Units No. 3 and No. 4 be completed, with Southern Nuclear Operating Company, Inc. serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Public Service Commission reserve the right to reconsider the decision to continue construction. Parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in one or both of these appeals could have a material impact on our financial condition and results of operations.

    We expect Vogtle Units No. 3 and No. 4 to be placed in service by November 2021 and November 2022, respectively. Our project budget for the additional Vogtle units is $7.0 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. This budget is net of the $1.1 billion of payments we received from Toshiba under the Guarantee Settlement Agreement. As of December 31, 2017, our total investment in the additional Vogtle units was approximately $2.9 billion, net of the payments received from Toshiba under the Guarantee Settlement Agreement. The payments from Toshiba were recorded as a reduction to the construction work in progress balance for the additional Vogtle units.

    In the event the Vogtle project is cancelled, our proportionate share of the Co-owners' cancellation costs are estimated to be approximately $230 million. If the project is cancelled, we would seek regulatory accounting treatment to amortize our investment in the Vogtle project over a long-term period which would require the approval of our board of directors and the Rural Utilities Service.

    We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have advanced $1.7 billion as of December 31, 2017. Pursuant to the terms of the loan guarantee agreement, no further advances are permitted pending satisfaction of certain conditions, including approval of the Bechtel Agreement and an amendment to the loan guarantee agreement to incorporate provisions relating to the Bechtel Agreement and other replacement agreements. While not assured, we expect to satisfy these conditions in the second quarter of 2018.

    On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. Final approval and issuance of the additional loan guarantee by the Department of Energy cannot be assured and is subject to an amendment and restatement of the loan guarantee agreement and satisfaction of certain other conditions. For additional information regarding conditions for future advances, potential repayment over a five-year period, covenants and events of default under the loan guarantee agreement with the Department of Energy, see Note 7 of Notes to Consolidated Financial Statements. We have also financed an additional $1.4 billion of the capital costs of the Vogtle units through capital market debt issuances. For additional information regarding the financing of Vogtle Units No.3 and No.4, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Financing Activities – Department of Energy-Guaranteed Loan" and "Capital Requirements – Capital Expenditures."

    Under the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We expect to receive these tax credits in accordance with our 30% ownership interest in the Vogtle Units and are analyzing various options to monetize these credits with a third party. We estimate that the nominal value of our allocation of production tax credits will be approximately $660 million and will be earned for eight years post commercial operation.

    As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly and installation of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Aspects of the Westinghouse AP1000 design are based on new technologies and commercial operation of this design has yet to be tested.

    There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of inspections, tests, analyses, and acceptance criteria and the related approvals by the Nuclear Regulatory Commission, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

    Our members serve approximately 1.9 million electric consumers (meters) representing approximately 4.1 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file an exhibit containing financial and statistical information for our 38 members for the most recent three year period with one of our quarterly reports on Form 10-Q.

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2015 through 2017, and also shows the amount of their energy requirements that we supplied. From 2015 through 2017, peak demand of the members and their energy requirements have fluctuated based on various factors, including milder weather in 2015 and 2017. In 2016, the amount of energy we supplied to the members increased nearly 40%, primarily as a result of the use of Smith Energy Facility to meet the members' energy requirements, as well as an increase in total member requirements.

		Member Energy Requirements (MWh)
	Member Peak Demand (MW)
			Supplied by Oglethorpe(3)
	Total(1)	Total(2)

2017	8,716	37,880,696	23,813,679
2016	9,194	39,668,000	25,522,852
2015	8,964	38,323,141	18,371,558

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

(3)
Includes energy supplied to members for resale at wholesale. We supplied none of Flint's energy requirements in 2015 but began supplying energy to Flint in 2016. Also includes energy we supplied to our own facilities.

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

    The Georgia Public Service Commission may reassign territory only if it determines that an electric supplier has breached the tenets of public convenience and necessity. The Georgia Public Service Commission may transfer service for specific premises only if: (i) it determines, after joint application of electric suppliers and proper notice and hearing, that the public convenience and necessity require a transfer of service from one electric supplier to another; or (ii) it finds, after proper notice and hearing, that an electric supplier's service to the premises is not adequate or dependable or that its rates, charges, service rules and regulations unreasonably discriminate in favor of or against the consumer utilizing the premises and the electric utility is unwilling or unable to comply with an order from the Georgia Public Service Commission regarding the service.

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

    We depend on the revenue we receive from our members pursuant to the wholesale power contracts to cover the costs of operation of our power supply business and satisfy our debt service obligations.

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

    The President's budget for fiscal year 2019, which begins October 2018, proposes a loan program level of $5.5 billion, the same as the current program level. Although Congress has historically rejected proposals to dramatically curtail or redirect the Rural Utilities Service loan program, there can be no assurance that it will continue to do so. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."

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

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2017, we supplied approximately 63% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. In 2017, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, 37 of our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 728 megawatts. The 35 members participating in these two facilities purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements that will continue until terminated by one year's written notice by Smarr EMC or the respective member.

  Green Power EMC

    Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 119 megawatts of low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, 8 megawatts of solar facilities.

  Georgia Energy Cooperative

    Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.

  Other Member Resources

    Our members obtain their remaining power supply requirements from various sources. Thirty-one members are parties to requirements contracts with third parties for some or all of their incremental power needs. The other members use a portfolio of short-term and long-term power purchase contracts to meet their incremental requirements. These requirements contracts and long-term power purchase contracts have remaining terms ranging from 5 to 24 years.

    These other purchases include 156 megawatts from solar facilities under long-term contracts.

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

    In general, environmental requirements are becoming increasingly stringent. Although we have installed environmental control systems at our plants to ensure continued compliance with existing requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other pollutants at Plants Scherer and Wansley, new requirements could be imposed. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations, we cannot provide assurance that we will always be in compliance.

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

Air Quality

    Environmental concerns of the public, the scientific community and government officials have resulted in legislation and regulation that has had and will continue to have a significant impact on the electric utility industry. The most significant environmental legislation for us continues to be the Clean Air Act, which regulates emissions of sulfur dioxide, nitrogen oxides, particulate matter, greenhouse gases and other pollutants from affected electric utility units, including the coal-fired units at Plants Scherer and Wansley. The Environmental Protection Agency, or EPA, has actively regulated emissions under the Clean Air Act and the following are the most significant ongoing Clean Air Act-related actions that affect or may affect our business.

    Regulatory Reform.    Through a series of Executive Orders, the Trump Administration is requiring many federal agencies, including EPA, to review their regulations and make recommendations regarding the repeal, replacement or modification of certain regulations. Regulations that (i) adversely affect jobs, (ii) are outdated, unnecessary or ineffective, (iii) impose costs exceeding benefits or (iv) interfere with regulatory reform initiatives and policies are to be identified for further action. Pursuant to an Executive Order entitled "Promoting Energy Independence and Economic Growth," EPA has undertaken a number of actions to reconsider and in some cases repeal existing regulations. Where appropriate, reference to such actions are made in the context of the specific regulatory programs discussed below. We cannot predict EPA's actions regarding these regulatory reforms or the effects from any litigation that may result from this extensive effort.

    National Ambient Air Quality Standards and Nonattainment Updates.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for six common air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA will periodically review the various NAAQS to determine whether any standards should be made more stringent. In 2015, EPA lowered NAAQS for ground-level ozone and Georgia submitted its proposed designations, recommending that only eight counties be designated nonattainment, with the remainder classified as attainment or unclassifiable. Nonattainment is defined as having air quality worse than the NAAQS as defined in the Clean Air Act and amendments of 1990. Late in 2017, EPA concurred with Georgia's recommendations and plans to formally propose such designations for Georgia later this year. Once finalized, Georgia must revise its State Implementation Plan (SIP) to demonstrate attainment.

Measures taken could affect sources located within the designated eight counties or sources in surrounding counties if those emissions are deemed to contribute to the nonattainment status of this new Atlanta ozone nonattainment area.

    In 2017, EPA redesignated to attainment all of the counties that were part of the 2008 eight-hour Atlanta ozone nonattainment area. EPA also took action in 2017 to designate nonattainment areas for other NAAQS, such as the 2010 one-hour SO2 NAAQS, where all counties in Georgia except Floyd County were designated as attainment/unclassifiable, and the nitrogen dioxide NAAQS, where EPA proposed no further changes to the standards. While our coal-fired plants have installed control systems for the current suite of NAAQS, the implementation of new or revised NAAQS could lead to additional compliance requirements. The costs of any additional pollution control equipment that could be required because of new or revised NAAQS cannot be determined at this time.

    Cross State Air Pollution Rule.    To address the interstate transport of ozone and fine particulate matter, EPA finalized the Cross State Air Pollution Rule (CSAPR) in 2011, imposing cap and trade programs for sulfur dioxide and nitrogen oxides emissions on fossil fuel-fired electric generating units located in twenty-eight states, including Georgia. EPA has adopted specific trading programs to address these emissions and Georgia is subject to three distinct CSAPR trading programs. Currently, we believe that sufficient controls have been installed on our units, including the co-owned units at Plants Scherer and Wansley, such that compliance with the current CSAPR, including all allowance programs, can be maintained.

    Mercury and Air Toxics Standards and State Mercury Rule.    In December 2011, EPA finalized its Mercury and Air Toxics Standards (MATS), which established maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Our affected generating units, which include our co-owned units at Plants Wansley and Scherer, must comply with MATS. In 2015, the U.S. Supreme Court ruled that EPA must consider costs before finalizing MATS and remanded the rule back to EPA for further rulemaking consistent with its opinion. In 2016, EPA released a supplemental finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units, and that MATS is reasonable. Cases challenging this determination are pending in the U.S. Circuit Court of Appeals for the District of Columbia Circuit, and have been delayed pending EPA reconsideration of the supplemental finding. We cannot predict the outcome of this rule or any related litigation concerning MATS, but even if MATS is ultimately overturned, we would still need to comply with Georgia's "multi-pollutant" rule which requires operation of existing controls at Plants Wansley and Scherer.

    Startup, Shut-down or Malfunction.    In 2015, EPA published a rule requiring 36 states, including Georgia, to revise their SIPs relating to excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). Georgia finalized a state rule and submitted a corresponding SIP revision to EPA prior to the applicable deadlines. However, Georgia's revised rule and SIP revision will not become effective unless EPA approves the SIP submittal, which has not occurred. EPA has delayed current litigation challenging the rule while it reconsiders these standards as part of its regulatory reform review. While EPA may withdraw or change the rule, we cannot predict the ultimate outcome of this rulemaking or any related litigation.

    Air Quality Summary.    We believe that the controls installed at Plants Scherer and Wansley generally meet the requirements described above. Subsequent developments, including litigation and the implementation approaches selected by EPA and Georgia could require significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plants Scherer and Wansley.

Carbon Dioxide Emissions and Climate Change

    Several of the Obama Administration's actions to limit carbon dioxide emissions have been curtailed by the Trump Administration. Some of the actions that could potentially have a direct effect on our operations are summarized below. Emissions of carbon dioxide from our plants totaled 10.9 million short tons in 2017, as compared to 12.9 million short tons in 2016.

    After the U.S. Supreme Court ruled in 2007 that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act, EPA determined that regulation was needed. Beginning in 2009, EPA issued a series of rules that apply the Clean Air Act Prevention of Significant Deterioration and Title V permitting programs to stationary source emissions of greenhouse gases. In 2015, EPA published a series of rules, known as the Clean Power Plan (CPP), which was one of the most significant regulatory actions to reduce greenhouse gas emissions. In the CPP, EPA established New Source Performance Standards (NSPS) for new, modified or reconstructed fossil fuel-fired electric generating units. For existing fossil fuel-fired electric generating units, EPA established guidelines for the states to follow in developing final NSPS for such units. Those guidelines became uniform national emission rates for existing units that states were required to incorporate into state rules and performance standards. A lynchpin of the CPP was EPA's interpretation that it could establish emissions guidelines beyond the fence line of regulated sources and require system-wide reductions in carbon dioxide emissions from source owners and operators. In 2016, the U.S. Supreme Court stayed the CPP pending resolution of litigation challenging the CPP in the U.S. Court of Appeals for the District of Columbia Circuit including any appeal to the Supreme Court. That litigation has been delayed by EPA, pending reconsideration of the CPP rule.

    In October 2017, EPA proposed a rule to repeal the CPP, in large part on the revised interpretation that emission guidelines for affected existing sources are limited to the steps source owners and operators can take at the regulated source. In December 2017, EPA also issued an Advance Notice of Proposed Rulemaking seeking information on the steps existing sources could take that would be consistent with this revised interpretation.

    EPA may take other actions in the future to address the emissions of greenhouse gases from our units. For example, EPA may seek to revisit and perhaps reconsider its NSPS for new and modified fossil fuel-fired electric generating units. We cannot predict the outcome of regulatory changes, agency actions, including but not limited to the withdrawal or revision of guidance, or executive orders related to climate change, nor can we predict the outcome or effect of possible litigation resulting from any of these actions.

    In November 2015, the Paris Agreement was adopted at the United Nations 21st International Climate Change Conference. It established a non-binding universal framework for addressing greenhouse gas emissions based on nationally determined commitments as well as a process for increasing those commitments going forward. On June 1, 2017, President Trump announced that the U.S. would cease all participation in the 2015 Paris Agreement, stating that the accord would undermine the U.S. economy and put it at a permanent disadvantage. We are unable to determine the ultimate impact of this action on our operations or costs.

Coal Combustion Residuals and Steam Electric Power Generating Effluent Guidelines

    In 2015, EPA published a coal combustion residuals (CCR) rule to regulate CCRs from electric utilities as non-hazardous material under Subtitle D of the Resource Conservation and Recovery Act. The rule contains requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. In March 2018 EPA published a proposed rule to update the 2015 CCR rule. A final rule is expected later in 2018. In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from fossil fuel-fired steam electric power plants, including our co-owned Plants Wansley and Scherer. In 2017, EPA postponed certain compliance dates related to the effluent limitations guidelines. In 2016, and in response to EPA's CCR rulemaking, the Georgia Environmental Protection Division added specific provisions for CCR wastes to its existing solid waste management rules. These rules contain EPA's CCR rule requirements as well as further requirements for CCR wastes in Georgia. The additional requirements are administered through a state permit system. Citizen groups retain the authority to enforce federal CCR requirements. At this point, Georgia's CCR regulations are not anticipated to have a material impact on our compliance obligations under the federal CCR rule. However, we cannot predict the impact of any future changes to the CCR or the effluent limitations guidelines.

    In 2015, Georgia Power announced that it is preparing a schedule to close existing ash ponds at all of its Georgia coal-fired facilities, including at our co-owned Plants Scherer and Wansley. In 2016, Georgia Power further announced that it would cease sending CCR to all of its ash ponds in Georgia within three years. It also announced that it would close the ash ponds in place using advanced engineering methods at Plants Wansley and Scherer, among other locations. The initial closure plans Georgia Power filed with the Georgia Environmental Protection Division estimated closing activities to be completed in 2026 for Plant Wansley and 2031 for Plant Scherer. Our current estimated expenditures for the settlement of related asset retirement obligations are approximately $173 million for the closure and post-closure of existing coal ash ponds. See Note 1 of Notes to Consolidated Financial Statements. In addition, preliminary estimates suggest that our capital expenditures to comply with the CCR rule and effluent limitations guidelines will be approximately $273 million for conversion to dry ash handling, landfill construction and wastewater treatment. More definitive cost estimates will be developed as the process of rule evaluation, compliance approach and design and construction implementation proceeds. The ultimate impacts associated with the federal and state CCR rules and the federal effluent limitations guidelines, any changes EPA may make to those rules, and any related litigation challenging such rules cannot be determined at this time.

Water Use and Wastewater Issues

    In 2008, the Georgia legislature adopted a comprehensive State Water Plan that lays out statewide policies, management practices and guidance for regional water planning in Georgia. In 2011, the Georgia Environmental Protection Division adopted regional water plans that were developed pursuant to the State Water Plan. Regional plans include resource assessments, estimates of current and future water needs and management practices. Updated draft regional water plans have been developed and were issued for public notice and comment in 2017. Georgia will consider the information contained in regional water plans (including any updated plans) when making water use permitting decisions under existing state law. The state water planning process may lead to new or revised regulations for water users in the future. Because power generation is generally dependent on water usage, the regional water plans and any future regulations or other enforceable requirements developed in connection with the State Water Plan may have substantial effects on the operations of our facilities or future facilities that we construct or acquire. The impacts of future regulations or revisions to regional water plans on our facilities or future facilities cannot be determined at this time.

    In 2015, the U.S. Court of Appeals for the Sixth Circuit stayed a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revised the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would have significantly expanded the scope of federal jurisdiction under the Clean Water Act. Although the rule was not expected to have a substantial impact on our existing operations, it would likely have increased permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. In July 2017, EPA proposed a two-step process to address the stayed rule. The first step replaces the 2015 regulations that defined waters of the U.S. with those that were in effect prior to the 2015 rule. In the second step, EPA states that it will pursue a formal rulemaking to substantively re-evaluate the 2015 rule and may substantially revise that rule. We cannot determine the ultimate impact of the 2015 rule, any change to that rule or any litigation challenging that rule or any replacement rule at this time.

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

    In November 2013, the U.S. District Court for the District of Columbia ordered the Department of Energy to cease collecting spent fuel depositary fees from nuclear power plant operators until such time as the Department of Energy either complies with the Nuclear Waste Policy Act of 1982 or until the U.S. Congress enacts an alternative waste management plan. We discontinued paying the fee of approximately $9.2 million annually, based on our ownership interests, in June 2014.

    Existing on-site dry storage facilities at Plants Hatch and Vogtle can be expanded to accommodate spent fuel through the expected life of each plant, including Vogtle Units No. 3 and No. 4.

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

  Rocky Mountain

    We are subject to the hydropower licensing provisions of the Federal Power Act. Rocky Mountain is a hydroelectric project subject to licensing by the Federal Energy Regulatory Commission. The currently effective Federal Energy Regulatory Commission license to operate the Rocky Mountain project expires in 2026. See "PROPERTIES – Generating Facilities" and "– The Plant Agreements – Rocky Mountain" for additional information.

    Upon or after the expiration of the license, the United States Government, by act of Congress, may take over the project, or the Federal Energy Regulatory Commission may relicense the project either to the original licensee or to a new licensee. In the event of takeover or relicensing to another, the original licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property taken, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property taken. The Federal Energy Regulatory Commission may grant relicenses subject to certain requirements that could result in additional costs. If the Federal Energy Regulatory Commission does not act on the new license application prior to the expiration of the existing license, the commission is required to issue annual licenses, under the same terms and conditions of the existing license, until a new license is issued.

    We anticipate making a timely application for a new license for the Rocky Mountain project.

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

    We are participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. Further, no nuclear plants have reached commercial operation using advanced designs, such as the Westinghouse AP1000 design, and therefore estimating the total cost of construction and the related schedule is inherently uncertain. We also rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process.

    Our current project budget for the additional Vogtle Units, which includes capital costs, allowance for funds used during construction and a contingency amount, is $7.0 billion and we expect Vogtle Units No. 3 and No. 4 to be placed in service by November 2021 and November 2022, respectively. Our $7.0 billion budget is net of payments we received from Toshiba under the Guarantee Settlement Agreement. Certain events have materially delayed the original commercial operation dates and increased the original project budget. The most significant of these relate to Westinghouse's filing for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and its subsequent rejection of the substantially fixed price EPC Agreement.

    On January 11, 2018, the Georgia Public Service Commission entered an order regarding a series of actions related to Vogtle Units No. 3 and No. 4 that the Public Service Commission approved on December 21, 2017. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation that construction of Vogtle Units No. 3 and No. 4 be completed, with Southern Nuclear serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain assumptions upon which Georgia Power's recommendations were based do not materialize, both the Public Service Commission and Georgia Power reserve the right to reconsider the decision to continue construction. Parties have filed two petitions in Fulton County Superior Court for judicial review of the Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in one or both of these appeals could have a material impact on our financial condition and results of operations.

    As construction continues, we remain subject to construction risks and no longer have the benefit of the substantially fixed price EPC Agreement which means that we and the other Co-owners are responsible for all construction costs based on our ownership percentages. Factors that could lead to further cost increases and schedule delays or even the inability to complete this project include:

  •
  performance by Georgia Power as agent for the Co-owners and performance by Southern Nuclear as construction manager;

  •
  performance by Bechtel under the Bechtel Agreement as well as subcontractor and supplier performance, including compliance with the design specifications approved and quality standards set forth by the Nuclear Regulatory Commission;

  •
  changes in labor costs and productivity;

  •
  performance by Westinghouse under the Services Agreement;

  •
  loss of access to intellectual property rights necessary to construct or operate the project;

  •
  shortages and/or inconsistent quality of equipment, materials and labor;

  •
  increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays;

  •
  unforeseen engineering or design problems;

  •
  erosion of public and policymaker support;

  •
  liens on the project;

  •
  contract disputes;

  •
  permits, approvals and other regulatory matters;

  •
  unanticipated increases in the costs of materials;

  •
  changes in project design or scope;

  •
  impacts of new and existing laws and regulations, including environmental laws and regulations;

  •
  adverse weather conditions; and

  •
  work stoppages.

    On November 2, 2017, the Co-owners amended the Joint Ownership Agreements to provide that holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction upon the occurrence of certain adverse events. As we are a 30% owner in the Vogtle project, we, along with Georgia Power and the Municipal Electricity Authority of Georgia, will all need to determine to move forward with the Vogtle project upon the occurrence of any of those adverse events. In the event the Co-owners determine not to proceed with the project following such an event, our proportionate share of the Co-owners' cancellation costs are estimated to be approximately $230 million. As of December 31, 2017, our total investment in the additional Vogtle units was approximately $2.9 billion, net of payments we received from Toshiba under the Guarantee Settlement Agreement. If the project is cancelled, we would seek regulatory accounting treatment to amortize our investment in the Vogtle project over a long-term period which would require the approval of our board of directors and the Rural Utilities Service.

    As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors and vendors, labor productivity and availability, fabrication, delivery, assembly and installation of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Aspects of the Westinghouse AP1000 design are based on new technologies and commercial operation of this design has yet to be tested.

    There have also been technical and procedural challenges to the construction and licensing of these units and additional challenges at the federal and state level may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of inspections, tests, analyses and acceptance criteria by the Nuclear Regulatory Commission may arise as construction proceeds, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

    In connection with our share of the cost to construct the additional units at Plant Vogtle, we obtained a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.1 billion of eligible project costs through 2020. As of December 31, 2017, we had advanced $1.7 billion under this loan. Access to the committed funds under this loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. We are currently unable to make advances from the remaining $1.4 billion of committed funds under our loan guarantee agreement with the Department of Energy and will not be able to make additional advances until we enter into an amendment to the loan guarantee agreement. While not assured, we expect to satisfy these conditions in the second quarter of 2018. Prolonged inability to access funding pursuant to the Department of Energy loan guarantee agreement may constrain our liquidity and lead us to finance certain expenditures through alternative resources, likely at a higher interest rate. In addition, the occurrence of certain adverse events would give the Department of Energy discretion to require that we repay all amounts outstanding under the loan guarantee agreement over a five-year period. In the event that we are unable to draw the full amount of this loan or are required to repay amounts outstanding over a five year period, we expect that we would finance those project expenditures in the capital markets which would likely be at a higher cost.

    We have received a conditional commitment from the Department of Energy for approximately $1.6 billion of additional loan guarantees for eligible project costs. This conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. Final approval and issuance of the additional loan guarantee by the Department of Energy cannot be assured and is subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions. See Note 7a of Notes to Consolidated Financial Statements for additional information about the loan guarantee agreement and related conditions.

    Historically, we relied on federal loan programs guaranteed by the Rural Utilities Service, a branch of the U.S. Department of Agriculture, in order to meet a significant portion of our long-term financing needs, typically at a cost that was lower than traditional capital markets financing. However, the availability and magnitude of Rural Utilities Service funding levels are subject to the annual federal budget appropriations process, and therefore are subject to uncertainty because of budgetary and political pressures faced by Congress. If the amount of this funding available to us in the future is decreased or eliminated, we would seek alternative sources of debt financing in the traditional capital markets which would likely be at a higher cost.

    Our access to both short-term and long-term capital market funding remains an important factor in our financing plans, particularly in light of the significant amount of projected capital investment. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and have successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us and potential investors take a similar view, our borrowing costs could increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our available liquidity.

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
  economic downturns or recessions;

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

Our capital expenditures, particularly in relation to the additional units under construction at Plant Vogtle, are projected to be significant and will continue to increase our debt, which is constraining certain of our financial metrics and may also adversely affect our credit ratings which would likely increase our borrowing costs and could decrease our access to capital.

    In order to meet the energy needs of our members, we are in the midst of a multi-year capital spending plan to fund our participation in the construction of Vogtle Units No. 3 and No. 4. Our current project budget for the additional Vogtle units is $7.0 billion, and our investment as of December 31, 2017 was $2.9 billion, net of payments received from Toshiba under the Guarantee Settlement Agreement. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2017, we had $8.2 billion of debt outstanding, an increase of $3.9 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $11.5 billion. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

    Beginning in 2009, in order to increase financial coverage during a period of generation expansion, our board of directors approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2018 our board of directors again approved a margins for interest ratio of 1.14.

Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. Potential future environmental laws and regulations, including those designed to address air and water quality, greenhouse gas emissions, including carbon dioxide, and other matters, may result in significant increases in compliance costs or operational restrictions.

    As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Through 2017, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia's "multi-pollutant rule" and EPA's MATS, two air quality control regulations that have had a significant impact on our business to date. In addition, we spent approximately $80 million in 2017 on capital expenditures related to coal ash handling and effluent limitation guidelines, and expect to spend approximately $196 million in the near future.

    Although the current administration has relaxed certain federal regulations, potential future legislation or regulations, including those relating to greenhouse gas emissions, including carbon dioxide, or renewable or clean energy may create new requirements and operational hurdles. More stringent or new standards may require us to modify the design or operation of existing facilities and could result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members. Two examples of current and potential regulations are discussed below.

    The EPA has determined that carbon dioxide and other greenhouse gases are regulated pollutants under the Clean Air Act. As a result of this determination, in October 2015 the EPA published final rules regarding emissions of carbon dioxide from certain fossil fuel-fired electric generating units. One of the rules, referred to as the "Clean Power Plan," established guidelines for states to develop plans to limit emissions of carbon dioxide from certain existing fossil fuel-fired electric generating units. The guidelines and standards set forth in the Clean Power Plan could impose future operational restrictions and substantial costs on our coal-fired units. In February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending the resolution of litigation challenging the rule. In October 2017, the EPA proposed a rule to rescind the Clean Power Plan and the related guidelines and in December 2017, EPA published an advance notice of proposed rulemaking regarding a replacement rule for the Clean Power Plan. It is likely that any action by the EPA to rescind all or part of the Clean Power Plan will be challenged. If the Clean Power Plan is not ultimately rescinded and survives litigation challenging the rule, we anticipate that some of the policy approaches it sets forth could have significant negative consequences for the economy and electric system in Georgia and the nation.

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

    In April 2015, the EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. Georgia Power has announced that ash ponds at each of its Georgia coal-fired facilities, including our co-owned facilities, will cease receiving new coal ash by early 2019 and that closure activities for the ash ponds at Plants Wansley and Scherer are initially estimated to be completed in 2026 and 2031, respectively. Currently, we and Georgia Power anticipate utilizing advanced engineering methods to close the existing ash ponds in place and continue to review the ultimate cost of this rule on our co-owned coal facilities. In September 2015, the EPA also finalized a rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. We estimate our total cost for compliance with the coal combustion residuals rule and effluent limitations guidelines to be approximately $273 million of capital costs plus an additional $173 million of costs associated with related asset retirement obligation liabilities.

    Litigation relating to environmental issues, including claims of property damage, personal injury or common law nuisance caused by plant emissions, wastewater discharges or solid waste disposal, including coal combustion residuals, is generally increasing throughout the U.S. Likewise, actions by private citizen groups to enforce environmental laws and regulations are also becoming increasingly prevalent.

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

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 18% of our generating capacity and 42% of our energy generated during 2017. Our ownership interests in these facilities expose us to various risks, including:

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

  •
  potential liabilities arising out of nuclear incidents caused by natural disasters, terrorist attacks, cyber security attacks or otherwise, including the payment of retrospective insurance premiums, whether at our own plants or the plants of other nuclear owners; and

  •
  uncertainties with respect to the off-site storage and disposal of spent nuclear fuel in the event that on-site storage is not sufficient.

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

    We are collecting for and maintain an internal fund and an external trust fund to pay for the estimated cost of decommissioning our existing nuclear facilities. If the values of the investments in the funds significantly decrease or the anticipated decommissioning costs significantly increase, it is possible that decommissioning costs and liabilities could exceed the amount of these funds and we would have to collect additional revenue from our members to pay the excess costs.

    In addition to our ownership of existing nuclear units, we are participating with the other Co-owners of Plant Vogtle in the construction of two additional nuclear units at the Plant Vogtle site. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4."

We could be adversely affected if we or third parties operating certain of our co-owned facilities are unable to continue to operate our facilities in a successful manner.

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

    Further, a significant percentage of our energy is generated at co-owned facilities that are operated by Georgia Power and Southern Nuclear. We rely on these third parties for the continued operation of these facilities to avoid potential interruptions in service from these facilities. If these third parties are unable to operate these facilities, the cost of electric service we provide to our members, or the cost of replacement electric service, may increase. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company" and "PROPERTIES – Co-Owners of Plants" and "– Plant Agreements" for discussions of our relationship with Georgia Power and our co-owned facilities.

Changes in fuel prices could have an adverse effect on our cost of electric service.

    We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members' risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Despite the recent depression in domestic natural gas prices, natural gas prices have historically been more volatile than other fuel sources and stable pricing cannot be assured. Further, the availability of shale gas and potential regulations affecting its accessibility may have a material impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

We may not be able to obtain an adequate supply of fuel, which could limit our ability to operate our facilities.

    We obtain our fuel supplies, including natural gas, coal and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, environmental regulations, inadequate infrastructure, labor relations or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, there are only a few facilities that fabricate fuel for our nuclear units and if there was an interruption in production at one of those facilities, it could impact our ability to obtain fuel for our nuclear generating facilities on a timely basis. Natural gas supplies are also subject to disruption due to natural disasters and similar events, infrastructure failure or may be unavailable due to significantly increased demand caused by exceptionally cold weather. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and, as a result, affect our members' ability to perform their contractual obligations to us.

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

    Many of our generating facilities were constructed more than 30 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period of time, or other service-related interruptions. Further, maintaining compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities and we may determine to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members' ability to perform their contractual obligations to us.

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

    From time to time we are subject to litigation from various parties. Our business, financial condition, and results of operations may be materially affected by adverse results of certain litigation. Unfavorable resolution of legal proceedings in which we are involved or other future legal proceedings could require significant expenditures that may increase the cost of electric service we provide to our members and, as a result, affect our members' ability to perform their contractual obligations to us.

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

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1)	Equivalent Availability(2)			Capacity Factor(3)
Unit	(Megawatts)	2017	2016	2015	2017	2016	2015

Plant Hatch
Unit No. 1	262.2	95%	90%	98%	95%	91%	99%
Unit No. 2	264.3	92	98	89	93	98	90
Plant Vogtle
Unit No. 1	344.5	92	100	90	93	102	91
Unit No. 2	344.7	95	94	99	97	95	100
Plant Wansley
Unit No. 1	261.6	95	96	81	9	11	3
Unit No. 2	261.6	95	79	97	4	5	2
Combustion Turbine(4)	0	41	39	61	0	0	0
Plant Scherer
Unit No. 1	515.0	71	99	82	23	55	55
Unit No. 2	515.0	96	85	97	52	48	60
Rocky Mountain(5)
Unit No. 1	272.3	97	25	88	18	6	18
Unit No. 2	272.3	77	97	95	16	24	18
Unit No. 3	272.3	78	99	74	17	16	10
Doyle(5)	341.0	55	69	82	1	4	1
Talbot(5)	682.3	77	77	76	5	11	6
Chattahoochee	458.0	91	83	89	82	74	69
Hawk Road(5)	486.9	83	69	74	10	18	7
Hartwell(5)	301.1	80	57	81	3	1	1
Smith
Unit No. 1	630.0	86	89	79	57	60	45
Unit No. 2	630.0	86	90	83	59	56	30

TOTAL	7,115.1

(1)
Summer Planning Reserve Capacity is the amount used for 2018 capacity reserve planning.
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

    Coal.    Coal for Plant Wansley is purchased in spot market transactions. As of February 28, 2018, we had a 44-day coal supply at Plant Wansley based on continuous operation. Plant Wansley burns bituminous coal purchased primarily from coal mines in the Illinois Basin.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2018, our coal stockpile at Plant Scherer contained a 39-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

    We separately dispatch Plant Wansley and Plant Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 1,200 rail cars to transport coal to these two facilities. We are assessing our future railcar needs and evaluating our leasing options.

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

(1)
Based on nameplate ratings.

  Georgia Power Company

    Georgia Power is a wholly owned subsidiary of The Southern Company and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of this energy. Georgia Power distributes and sells energy within the State of Georgia at retail in over 600 communities, including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Savannah, as well as in rural areas, and at wholesale to some of our members, the Municipal Electric Authority of Georgia and two municipalities. Georgia Power is the largest supplier of electric energy in the State of Georgia. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company." Georgia Power is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the SEC.

  Municipal Electric Authority of Georgia

    The Municipal Electric Authority of Georgia, also known as MEAG Power, is a state-chartered, municipal joint-action agency that provides capacity and energy to its membership of 49 municipal electric utilities, including 48 cities and one county in the State of Georgia. MEAG Power has wholesale take-or-pay power sales contracts with each of its 49 participants that extend to June 2054. The participants are located in 39 of Georgia's 159 counties and collectively serve approximately 311,000 electric consumers (meters). MEAG Power is Georgia's third largest power supplier behind Georgia Power and us.

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

    In 1985, in four transactions, we sold our entire 60% undivided ownership interest in Scherer Unit No. 2 to four separate owner trusts established by investors and then leased back the 60% interest. We retained all of our rights and obligations as a participant under the Ownership and Operating Agreements relating to Scherer Unit No. 2 for the term of the leases. We have extended three of the leases to 2027 and the fourth lease to 2031. The leases provide for further lease renewal and also include fair market value purchase options at specified dates. See Note 6 of Notes to Consolidated Financial Statements. In the following discussion, references to participants "owning" a specified percentage of interests include our rights as a deemed owner with respect to our leased interests in Scherer Unit No. 2.

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

    The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Plant Wansley is in the process of being extended until 2041. The co-owners anticipate extending the term prior to expiration. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

    In conjunction with the development of additional units at Plant Vogtle, we, Georgia Power, MEAG Power and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of recent amendments to our ownership agreements related to Vogtle Units No. 3 and No. 4.

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

  Patronage Capital Litigation

    In 2014, two lawsuits were filed in the Superior Court of DeKalb County, Georgia, against us, Georgia Transmission, and certain of our member distribution cooperatives. The plaintiffs, current and former consumer-members of those member distribution cooperatives, challenged the defendants' patronage capital distribution practices, claiming, among other things, the defendants failed to retire patronage capital on an alleged required, regular schedule and, therefore, had inappropriately retained patronage capital owed to current and former consumer-members. In May 2016, the Superior Court issued a final order dismissing all of the plaintiffs' claims against us, Georgia Transmission, and the defendant member distribution cooperatives in both cases with prejudice. The plaintiffs in both cases appealed the Superior Court's decision to the Georgia Court of Appeals. On June 9, 2017, the Georgia Court of Appeals upheld the Superior Court's decision to dismiss on all counts both of these cases. The plaintiffs did not further appeal these dismissals to the Georgia Supreme Court and the appeal period has since expired, ending this litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2017, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2017	2016	2015	2014	2013

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,433,830	$1,506,807	$1,219,052	$1,314,869	$1,166,618
Sales to non-Members	366	424	130,773	93,294	78,758

Total operating revenues	1,434,196	1,507,231	1,349,825	1,408,163	1,245,376

Operating expenses:
Fuel	473,184	513,258	441,738	515,729	442,425
Production	401,374	434,306	457,264	428,801	369,730
Depreciation and amortization	224,098	217,534	168,920	166,247	158,375
Purchased power	59,996	54,108	56,925	71,799	56,084
Accretion	36,674	32,361	26,108	24,616	22,900
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	–	–	(58,588)	(58,426)	(35,662)

Total operating expenses	1,195,326	1,251,567	1,092,367	1,148,766	1,013,852

Operating margin	238,870	255,664	257,458	259,397	231,524
Other income, net	64,985	56,903	52,030	46,371	43,433
Net interest charges	(252,578)	(262,222)	(261,147)	(259,133)	(233,477)

Net margin	$51,277	$50,345	$48,341	$46,635	$41,480

BALANCE SHEET DATA
Electric plant, net:
In service	$4,584,075	$4,671,500	$4,670,310	$4,582,551	$4,434,728
Nuclear fuel, at amortized cost	358,562	377,653	373,145	369,529	341,012
Construction work in progress	2,935,868	3,228,214	2,868,669	2,374,392	2,212,224

Total electric plant	$7,878,505	$8,277,367	$7,912,124	$7,326,472	$6,987,964

Total assets	$10,928,139	$10,701,113	$10,059,783	$9,448,820	$9,048,453

Capitalization:
Long-term debt	$8,232,703	$8,304,523	$7,575,027	$7,256,995	$6,954,293
Obligations under capital leases	94,358	98,531	100,456	121,731	140,212
Obligations under Rocky Mountain transactions	20,051	18,765	17,561	16,434	15,379
Patronage capital and membership fees	911,087	859,810	809,465	761,124	714,489
Accumulated other comprehensive (gain) loss	–	(370)	58	468	(549)

Subtotal	9,258,199	9,281,259	8,502,567	8,156,752	7,823,824
Less: long-term debt and capital leases due within one year	(216,694)	(316,861)	(189,840)	(160,754)	(152,153)
Less: unamortized debt issuance costs	(87,802)	(93,133)	(93,651)	(97,423)	(46,759)
Less: unamortized bond discounts on long-term debt	(7,811)	(8,128)	(4,337)	(4,516)	(3,103)

Total capitalization	$8,945,892	$8,863,137	$8,214,739	$7,894,059	$7,621,809

Cash paid for property additions	$1,019,695	$613,019	$495,426	$534,171	$628,216

OTHER DATA
Energy supply (megawatt-hours):
Generated	24,028,841	25,918,782	22,408,932	21,699,553	20,648,325
Purchased	143,546	49,945	142,150	400,699	198,272

Available for sale	24,172,387	25,968,727	22,551,082	22,100,252	20,846,597

Member revenues per kWh sold	6.02¢	5.90¢	6.64¢	6.52¢	6.29¢

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

2017 Financial Results

    We remain well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Once again in 2017, our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $51.3 million in 2017, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture.

    Since 2009, we have targeted higher margins than necessary to meet our margins for interest ratio covenant of 1.10. We believe this is prudent due to significant capital expenditures and increased debt to fund those capital expenditures, most notably related to the construction of Vogtle Units No. 3 and No. 4. We have achieved our targeted margins in each of these years and, as a result, our patronage capital has increased significantly, from $535.8 million at December 31, 2008 to $911.1 million at December 31, 2017. For 2018, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the remainder of the Vogtle construction period.

    As a result of expanding our generation capacity and upgrading our generation facilities, our total assets have more than doubled to $10.9 billion at December 31, 2017 from $5.0 billion at December 31, 2008. Similarly, our total long-term debt, including capital leases, has increased to $8.2 billion from $3.6 billion during the same period. During the remainder of the Vogtle construction period, we expect that our assets, long-term debt and patronage capital will each continue to increase.

Vogtle Units No. 3 and No. 4

    We and the other Co-owners of Plant Vogtle successfully navigated a very challenging year with regards to the development and construction of Vogtle Units No. 3 and No. 4. The year began with significant uncertainty regarding the financial viability of Westinghouse and is parent company, Toshiba. Then, in March 2017, Westinghouse filed for bankruptcy protection and this uncertainty spread to the future of Vogtle Units No. 3 and No. 4. Throughout the remainder of 2017, we actively engaged with Georgia Power, as our agent, and the other Co-owners to vigorously pursue our contractual remedies against Westinghouse and Toshiba and actively engaged with our members to evaluate our options regarding the additional Vogtle units. Following a comprehensive schedule, cost-to-complete and cancellation assessment of the Vogtle units, we, along with the other Co-owners, recommended proceeding with the project. In August 2017, Georgia Power included this recommendation in its construction monitoring report to the Georgia Public Service Commission. In a December 21, 2017 decision, the Georgia Public Service Commission approved the continuation of Vogtle Units No. 3 and No. 4.

    The Westinghouse bankruptcy led to significant changes in the parties managing the construction of the Vogtle units. Southern Nuclear is now construction manager, Bechtel is the primary contractor and Westinghouse is providing design services under a new Services Agreement. Over recent months, this new team has achieved increased productivity measures at the project site compared to the prior contractors, and we are optimistic that this improved performance will continue.

    Importantly, Toshiba honored its parent guarantee of Westinghouse's EPC Agreement and paid the Co-owners the entire $3.68 billion due under the Guarantee Settlement Agreement in late 2017. Our proportionate share of these payments was $1.1 billion which we are utilizing to cover our costs related to the Vogtle project.

    We expect Vogtle Units No. 3 and No. 4 to be placed in service by November 2021 and November 2022, respectively. Our project budget for the additional Vogtle units is $7.0 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. This budget is net of the $1.1 billion of payments we received from Toshiba. As of December 31, 2017, our total investment in the additional Vogtle units was approximately $2.9 billion, net of the payments received from Toshiba.

    We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have advanced $1.7 billion as of December 31, 2017. Our ability to request further advances under this loan is on hold pending an amendment to the loan guarantee agreement. In September 2017, the Department of Energy issued a conditional commitment to us for up to $1.6 billion in additional guaranteed loans under the loan guarantee agreement. Although not assured, we expect to amend and restate the loan guarantee agreement in the second quarter of 2018 which will allow us to resume advances under the original $3.1 billion loan guarantee and serve as the primary definitive agreement for the additional $1.6 billion commitment. We expect that these Department of Energy-guaranteed loans will provide an aggregate amount of nearly $4.7 billion of long-term financing at lower interest rates than our alternative sources of financings. We anticipate the net present value of the savings from these loans will be over $500 million, which will reduce the long-term costs of these units.

    Separately, as a result of the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We are reviewing various options to monetize these tax credits. We estimate that the nominal value of these tax credits will be approximately $660 million which we will receive over time after the units begin operating. We are grateful to the supporters of these tax credits, as the credits will reduce our members' costs related to the operation of the new Vogtle units and benefit the electric consumers they serve.

    Upon completion, these units will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of carbon-free, baseload generating capacity. Once complete, we expect Vogtle Units No. 3 and No. 4 to be valuable assets for us and our members over the next 60 to 80 years and to contribute to our diverse pool of generation resources. For additional information regarding Vogtle Units No. 3 and No. 4 and related financing activities, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION – Financial Condition – Financing Activities – Department of Energy-Guaranteed Loan" and "– Capital Requirements – Capital Expenditures" and Note 7a of Notes to Consolidated Financial Statements.

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

    In addition to our strong liquidity, we have multiple sources of long-term financing available to meet our anticipated capital needs. These sources include Department of Energy and Rural Utilities Service federal loan programs and the taxable and tax-exempt capital markets. We expect to continue utilizing each of these sources of capital to meet our long-term financing needs in the coming years.

    With our current sources of committed short-term and long-term funding, we anticipate that we will have sufficient liquidity to complete Vogtle Units No. 3 and No. 4.

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

Environmental Regulations

    A key component in effective asset management is maintaining compliance with all applicable environmental regulatory standards. Although the short-term pressures we face from environmental legislation and regulations have decreased since the beginning of 2017, environmental regulations continue to present challenges to us and our members. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members' electricity consumers.

    Greenhouse gas and carbon dioxide emissions have been one of the most prominent areas for environmental regulations over the past several years. Since the beginning of 2017, the Trump administration has taken a number of actions to reduce or rescind a number of federal environmental regulations, including those related to greenhouse gas emissions. Most notably, in October 2017, the EPA proposed a rule to rescind the Clean Power Plan. We are encouraged by this action and have previously stated our belief that the Clean Power Plan is significantly flawed and could have significant negative consequences for the economy and electric systems of Georgia and nationwide.

    Even if the Clean Power Plan is ultimately rescinded, we anticipate that efforts to reduce greenhouse gas emissions, in particular carbon dioxide, will continue. Although we cannot predict the form or timing of any such laws or regulations, we believe that we are well-situated to effectively manage such challenges and that our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4, positions us well to continue to meet our members' needs. Further, our members continue to pursue potential renewable generation opportunities and invest where they deem appropriate in order to meet the demands of their member consumers and prepare for potential future limitations on greenhouse gas emissions.

Outlook for 2018

    We remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.1 million people they serve and believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to Vogtle Units No. 3 and No. 4. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 44 years, including, among other things:

  •
  maintaining a balanced diversity of generating resources, including nuclear, natural gas, coal and hydro and continuing the efficient and cost-effective operation of these resources;

  •
  maintaining strong liquidity to fulfill current obligations and to finance future capital expenditures; and

  •
  working with our members to explore existing and emerging opportunities to add value to our ultimate consumers.

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

    Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2017, our regulatory assets and regulatory liabilities totaled $585.1 million and $251.6 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

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

    A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units. At December 31, 2017, our nuclear decommissioning asset retirement obligation totaled $548.6 million, which represented approximately 75% of our total asset retirement obligations. Our remaining asset retirement obligations relate to non-nuclear retirement obligations such as those related to our share of coal facilities.

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

  New Accounting Pronouncements

    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for us for the annual reporting period beginning after December 15, 2017 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures).

    We have completed our evaluation of the new revenue standard and adopted the amendments within the new standard effective January 1, 2018. There was no cumulative impact upon adoption. The adoption of this standard is not expected to have a material impact, on an annual basis, to our revenue recognition based on our existing contracts with customers. Our evaluation process included, but was not limited to, identifying contracts within the scope of Topic 606, reviewing and documenting our accounting for these contracts and assessing the applicability of the variable consideration guidance. The vast majority of our revenue is derived from substantially identical wholesale power contracts that we have with each of our 38 members. We expect the pattern of revenue recognition pursuant to our wholesale power contracts will remain unchanged on an annual basis under the new revenue standard. Historically, our Board has approved budget adjustments, typically at year end but may be made throughout the year, that affect our annual revenue requirement. As a result, at the end of each reporting period we will determine whether the variable consideration cumulatively received from our Members exceeds the consideration to which we expect to be entitled on an annual basis. We will recognize a refund liability for the consideration which we expect to refund to our Members, if such excess consideration received would result in a significant reversal in the cumulative revenues recognized.

    In January 2016, the FASB issued "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. One of the provisions in this standard requires our equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of our subsidiary, to be measured at fair value with changes in fair value recognized in net income. None of the other provisions in this standard will have any impact to our consolidated financial statements. Effective December 31, 2017, we adopted regulatory accounting treatment with respect to unrealized gains and/or losses on our equity investments. Upon applying regulatory accounting treatment, unrealized gains on our equity investments will be recorded as a regulatory liability and, conversely, unrealized losses on our equity investments will be recorded as a regulatory asset, at the end of each reporting period. As of December 31, 2017, we recorded $0.6 million of unrealized losses on our equity investments as a regulatory asset. Effective January 1, 2018, we adopted the amendments within this standard. The adoption of this standard will have no impact to our consolidated financial statements due to our regulatory accounting treatment for unrealized gains and/or losses on our equity investments.

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

    In August 2016, the FASB issued "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in this standard provide specific guidance on eight cash flow classification issues relating to how certain cash receipts and cash payments are presented and classified in the statement of cash flows, thereby reducing the current and potential future diversity in practice. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. As permitted, on October 1, 2017, we early adopted these amendments and applied their provisions retrospectively. The adoption of this standard had no impact on our consolidated financial statements as the amendments did not change how we present and classify the eight identified cash flow classification issues within our consolidated statement of cash flows.

    In November 2016, the FASB issued "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The amendments in this standard require the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard is effective for us on a retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. As permitted, on October 1, 2017, we early adopted these amendments and applied their provisions retrospectively. The adoption of this standard had no impact on our consolidated financial statements as we did not have any restricted cash balances in 2017 and 2016.

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

    Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2018. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

  Patronage Capital

    Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2017, we had $911.1 million in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.8% and 9.3% at December 31, 2017 and December 31, 2016, respectively.

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

    Until the beginning of 2016, two of our facilities were not generally used to serve member load. Smith, a 1,250-megawatt combined cycle natural gas-fired plant we acquired in 2011, was used prior to 2016 extensively for off-system sales. Additionally, one of our simple cycle natural gas-fired plants, Hawk Road, was utilized solely to serve seven of our members or for off-system sales until the beginning of 2016. These two facilities were acquired on favorable terms with the knowledge that our members generally would not require the energy generation until 2016. During this time, the effect on net margin of the revenues and expenses at Smith and Hawk Road were deferred, and when we began dispatching these units to serve member load in 2016, we began recovering the net effect of these deferrals from our members.

    Starting in 2016, we began dispatching Smith exclusively to serve member load, and therefore member kilowatt-hour sales increased significantly, non-member sales substantially ended, and the average cost of energy sold to members decreased significantly. When we began dispatching Smith to serve member load, we experienced an increase in overall generation from Smith since member energy requirements have been a more consistent source of demand than general market demand. Additionally, in 2016, we began charging members to recover both the current fixed costs and the previously deferred net costs of Smith which, along with the increased generation from Smith, resulted in significantly increased sales revenues from members. This included higher energy charges due to a greater number of kilowatt-hours of energy that we generated and sold to members from Smith as well as increased member capacity revenues from Smith to recover fixed operating costs, depreciation and interest on the initial acquisition costs, as well as the amortization of previously deferred fixed costs of Smith. Although these capacity revenues increased, the increase in kilowatt-hours of energy sold to members was greater than the increase in total cost of the additional member sales from Smith, so the average cost of energy we sold to our members was significantly lower in 2017 and 2016 compared with 2015.

    Decisions to dispatch our power plants are economically driven by supply and demand considerations. The primary supply considerations include fuel prices and other marginal operating costs of the plant, which factor into a dispatch cost we calculate for each resource, plant availability, which is driven by factors such as outages for maintenance or refuelings and plant efficiency as determined by the heat rate which measures the amount of fuel required to generate one kilowatt hour of electricity. We prioritize the order in which we dispatch our plants such that we dispatch our available plants with the lowest dispatch cost first, and those with the highest dispatch cost last, when demand is highest. The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. Our members' energy demand is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for a significant portion of the energy they purchase.

    Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. Since natural gas prices have remained relatively low in the last three years, the amount of coal-fired generation we sold to members has decreased each year from 2015 through 2017.

    In addition to the prevailing market price, our average cost of natural gas per kilowatt hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combined cycle units, our combustion turbines are less efficient and thus burn more gas per kilowatt hour of electricity generated. Consequently, our combustion turbines are dispatched less frequently than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as on hot summer days. In 2016, we dispatched our combustion turbines more frequently due to higher and more frequent incidences of peak demand driven by a relatively hot summer. Therefore, the generation from our combustion turbines in 2016 was significantly higher than in both 2017 and 2015. In 2017, because we dispatched these higher-heat-rate peaking units less frequently, our average fuel cost per kilowatt hour generated was lower in 2017 than in 2016.

    Our nuclear units require refueling on an 18 to 24-month cycle and these refueling outages, which typically last several weeks, resulted in fluctuations in nuclear plant availability and generation in each of the last three years. These shutdowns and outages significantly reduced generation at the affected plants, reduced kilowatt-hour sales to and energy revenues from our members during the periods that the plants were not generating power.

    Our energy sales to our members also fluctuate from period to period based on weather. Summer in 2016 was relatively hot and as a result, member demand and energy requirements, and therefore, energy sales to our members were higher in 2016 compared with 2017 and 2015. The higher 2016 energy sales also contributed to higher fuel costs and, consequently, higher operating expenses in 2016 than in 2017 or 2015.

    We also continued to make significant capital expenditures over the past three years, particularly for the new units under construction at Plant Vogtle, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has also increased. As discussed under "– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of the additional units at Plant Vogtle.

  Net Margin

    Our net margin for the years ended December 31, 2017, 2016 and 2015 was $51.3 million, $50.3 million and $48.3 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2017, 2016 and 2015. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."

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

    The components of member revenues were as follows:

	(in thousands)			2017 vs. 2016	2016 vs. 2015
	2017	2016	2015	% Change	% Change

Capacity revenues	$862,511	$896,412	$772,069	(3.8)%	16.1%
Energy revenues	571,319	610,395	446,983	(6.4)%	36.6%

Total	$1,433,830	$1,506,807	$1,219,052	(4.8)%	23.6%
kWh Sales	23,813,679	25,522,852	18,371,558	(6.7)%	38.9%
Cents/kWh	6.02	5.90	6.64	2.0%	(11.1)%
Member energy requirements supplied	63%	64%	48%	(1.6)%	33.3%

    Capacity revenues declined 3.8% in 2017 as compared to 2016 primarily as a result of a decrease in fixed production costs and the recovery of such costs. For a discussion of production costs, see "– Operating Expenses." Beginning in 2016, we began dispatching Smith and Hawk Road to serve member load. Consequently, capacity revenues increased 16.1% in 2016 compared to 2015 as a result of the recovery of fixed costs at these plants. Prior to 2016, our members did not require the energy generation from Smith and Hawk Road and the effects of the revenues and expenses from these resources on net margin were deferred.

    The 6.4% decrease in energy revenues from members in 2017 compared to 2016 was primarily due to a decrease in generation for member sales and a decrease in total fuel costs. Slightly offsetting the decrease was an increase in revenues related to purchased power energy.

    Energy revenues increased in 2016 compared to 2015 primarily due to an increase in generation for member sales as a result of Smith and Hawk Road being utilized by our members. The average energy revenue per kilowatt-hour from sales to members decreased 11.1% in 2016 compared to 2015. Our members' ability to schedule these additional natural gas-fired facilities, which provided an economical source of energy due to low natural gas prices, significantly increased our kilowatt-hour sales to our members and allowed us to provide a larger percentage of our member's load requirements in 2016. Slightly offsetting the increase was a decrease in revenues related to purchased power energy. For a discussion of fuel costs and purchased power costs, see "– Operating Expenses."

    Sales to Non-members.    Prior to 2016, sales to non-members consisted primarily of energy sales at Smith. Non-member sales were insignificant in 2016 and 2017 as we began scheduling Smith for our members and opportunities for sales to non-members were greatly reduced.

  Operating Expenses

    Our operating expenses decreased 4.5% in 2017 compared to 2016 and increased 14.6% in 2016 compared to 2015. The decrease in 2017 compared to 2016 was primarily due to lower fuel and production costs. The increase in 2016 compared to 2015 was primarily due to an increase in fuel costs, depreciation, and the end of deferral of the effect of Smith and Hawk Road on net margins in 2015.

    The following table summarizes our kilowatt-hour generation and fuel costs by generating source.

	Cost							Generation							Cents per kWh
	(dollars in thousands)							(kWh in thousands)
Fuel Source	2017	2016	2015	2017 vs. 2016 % Change		2016 vs. 2015 % Change		2017	2016	2015	2017 vs. 2016 % Change		2016 vs. 2015 % Change		2017	2016	2015	2017 vs. 2016 % Change		2016 vs. 2015 % Change

Coal	$103,007	$141,773	$142,113	(27.3%	)	(0.2%	)	3,605,093	4,800,836	5,013,312	(24.9%	)	(4.2%	)	2.86	2.95	2.83	(3.1%	)	4.2%
Nuclear	90,520	83,751	78,762	8.1%		6.3%		10,110,190	10,344,201	10,151,539	(2.3%	)	1.9%		0.90	0.81	0.78	11.1%		3.8%
Natural Gas:
Combined Cycle	239,472	221,851	182,818	7.9%		21.4%		9,823,035	8,916,272	6,890,245	10.2%		29.4%		2.44	2.49	2.65	(2.0%	)	(6.0%	)
Combustion Turbine	40,185	65,883	38,045	(39.0%	)	73.2%		966,548	1,743,795	789,041	(44.6%	)	121.0%		4.16	3.78	4.82	10.1%		(21.6%	)

	$473,184	$513,258	$441,738	(7.8%	)	16.2%		24,504,866	25,805,104	22,844,137	(5.0%	)	13.0%		1.93	1.99	1.93	(3.0%	)	3.1%

    Total fuel costs decreased in 2017 compared to 2016 as a result of a 7.8% decrease in generation and a shift in generation to the relatively more economical natural gas-fired combined cycle units. The decrease and shift in generation were due in part to more moderate weather in 2017, in particular the summer months, and an extended major maintenance outage at Scherer Unit 1. As a result of these factors, generation at our relatively more expensive combustion turbine and coal-fired plants decreased by 44.6% and 24.9%, respectfully. Partially offsetting the decrease was an 8.1% increase in nuclear fuel costs largely due to spent fuel storage costs incurred during 2017.

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

    Changes in total fuel costs are also impacted by the amount of realized gains and losses incurred for natural gas financial hedging contracts utilized for managing our exposure to fluctuations in market prices of natural gas. During 2017, we realized a net gain of $2.1 million. In 2016 and 2015, we realized net losses of $17.3 million and $19.9 million, respectively.

    Production costs decreased 7.6% in 2017 compared to 2016 and 5.0% in 2016 compared to 2015. The decrease in 2017 was primarily due to a decline in planned major maintenance costs at Hartwell and lower fixed maintenance costs at Smith. The decrease in 2016 was primarily due to higher planned major maintenance costs at Smith and Hawk Road in 2015 than 2016.

    Depreciation expense increased slightly in 2017 and 28.8% in 2016 compared to 2015. The increase in depreciation expense in 2016 compared to 2015 was primarily due to the adoption of new depreciation rates for our co-owned nuclear and coal-fired plants. The new depreciation rates were higher than the previous rates largely as a result of capital additions for environmental controls and costs associated with interim retirements. Also contributing to the 2016 increase was the completion in 2015 of the amortization of a deferred liability related to the Hawk Road acquisition, the start of the amortization of the deferred asset related to the effect of Smith on net margins, and an increase in depreciation associated with certain asset retirement obligations.

    The deferral of the Hawk Road and Smith effect on net margin ceased as of December 31, 2015. The deferred amounts are being amortized, which began in 2016, over the remaining lives of the plants. The amortization is recorded as a component of depreciation and amortization expense.

  Other Income

    Investment income increased 8.6% in 2017 compared to 2016 and 27.8% in 2016 compared to 2015. The increase in 2017 was due to higher investment balances and an increase in the investment income associated with nuclear decommissioning. The increase in 2016 was primarily related to an increase in investment income associated with nuclear decommissioning. We use the accounting provision for regulated operations for our nuclear decommissioning transactions, and record a regulatory asset or liability to reflect the difference in the timing of recognition of decommissioning expenses for financial statement purposes compared to the expense recovered for ratemaking purposes. As a result of this treatment, nuclear decommissioning related investment income increased $1.9 million in 2017 and $9.1 million in 2016, which equaled the increase in nuclear decommissioning expense for the periods. The increase in nuclear decommissioning expense was driven by an increase in cash flow estimates made pursuant to nuclear decommissioning studies completed in late 2015.

  Interest Charges

    The increases in interest expense in 2017 and 2016 as compared to the respective prior years were primarily due to increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4. We expect interest on long-term debt to continue to increase in future years as we issue additional debt to finance the construction of Vogtle Units No. 3 and No. 4.

Financial Condition

  Overview

    Consistent with our budgeted margin for 2017, we achieved a 1.14 margins for interest ratio which produced a net margin of $51.3 million. This net margin increased our total patronage capital (our equity) and membership fees to $911.1 million at December 31, 2017. Our 2018 budget again targets a 1.14 margins for interest ratio.

    Our equity to total capitalization ratio, as defined in our first mortgage indenture, increased from 9.3% at December 31, 2016 to 9.8% at December 31, 2017. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.

    We had a strong liquidity position at December 31, 2017, with $1.6 billion of unrestricted available liquidity, including $397.7 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction and for other purposes at a very low cost. The average cost of funds on the $190.6 million of commercial paper outstanding at December 31, 2017 was 1.58%.

    Our total assets increased slightly to $10.9 billion at December 31, 2017 from $10.7 billion at December 31, 2016. For the past several years, our total assets have shown significant increases due to increases in construction work in progress in connection with the additional nuclear units under construction at Plant Vogtle. However, total assets increased only slightly in 2017 due to a decrease in construction work in progress following our receipt of guaranty settlement payments from Toshiba, totaling approximately $1.1 billion, during the fourth quarter of 2017. The receipt of the guaranty settlement payments also reduced our investment to-date on the project, from $3.9 billion at September 30, 2017 to $2.9 billion at December 31, 2017.

    Property additions during 2017 totaled $1.0 billion. These additions include costs related to the construction of the new Vogtle units, environmental control facilities being installed at Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

    There was a net decrease in long-term debt and capital leases of $76 million at December 31, 2017 compared to December 31, 2016. The weighted average interest rate on the $8.2 billion of long-term debt outstanding at December 31, 2017 was 4.17%.

  Sources of Capital and Liquidity

    Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    In 2014, we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that provides funding for $3.1 billion of the cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle. We are currently restricted from receiving further advances under this loan pending the completion of certain conditions which we expect to occur in the second quarter of 2018.

    In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This additional funding is subject to an amendment and restatement of the Loan Guaranty Agreement and satisfaction of certain other conditions. The conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. While not assured, we expect to close on this loan in the second quarter of 2018.

    See "– Financing Activities" and Note 7 in Notes to Consolidated Financial Statements for additional information regarding the status of this loan.

    Historically, we have also obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited in the future due to budgetary and political pressures faced by Congress. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future. We have also issued a substantial amount of taxable and tax-exempt debt in the capital markets, and if the Rural Utilities Service loan program were to be curtailed or eliminated in the future, we believe we are well positioned to continue to access capital market financings.

    See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders."

    See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.

    See "– Financing Activities" for more detailed information regarding our financing plans.

    Liquidity.    At December 31, 2017, we had $1.6 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $397.7 million of cash and cash equivalents and $1.2 billion of unused and available committed credit arrangements.

    Net cash provided by operating activities was $471.3 million in 2017, and averaged $339.6 million per year for the three-year period 2015 through 2017.

    We monitor our anticipated liquidity needs to ensure that our credit facility portfolio appropriately covers our anticipated needs. We anticipate renewing the three credit facilities that are set to expire in 2018 as detailed in the table below.

    At December 31, 2017, we had $1.6 billion of committed credit arrangements in place and $1.2 billion available under these facilities. The four separate facilities are reflected in the table below:

Committed Credit Facilities

	(dollars in millions)
	Authorize Amount	Available 12/31/2017		Expiration Date

Unsecured Facilities:
Syndicated Line among 13 banks led by CFC	$1,210	$884	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	October 2018
Secured Facilities:
CFC Term Loan(2)	250	140		December 2018

(1)
Of the portion of this facility that was unavailable at 12/31/17, $190.6 million was dedicated to support outstanding commercial paper and $135.5 million related to letters of credit issued to support variable rate demand bonds.

(2)
Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Therefore, we reflect $140 million as the amount available under the term loan even though there are no amounts outstanding under that facility. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at 12/31/17, $113.7 million related to letters of credit issued to support variable rate demand bonds and $2.2 million related to letters of credit issued to post collateral to third parties.

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

    Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760.0 million in the aggregate, of which $508.6 million remained available at December 31, 2017. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

    We generally issue commercial paper to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Due to issues stemming from the bankruptcy of Westinghouse, we were restricted from borrowing under our Department of Energy-guaranteed loan for most of 2017. Instead, we used a portion of the payments we received in late 2017 from Toshiba to pay down commercial paper issued for the Vogtle construction, and a majority of the paper issued for that purpose was retired by January 2018. See "– Financing Activities" and Note 7a in Notes to Consolidated Financial Statements for additional information regarding the status of the Department of Energy-guaranteed loan.

    In 2017, we borrowed $22.1 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements.

    Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.

    Two of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $675 million. As of December 31, 2017, our patronage capital balance was $911.1 million. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $12 billion and $4 billion, respectively. At December 31, 2017, we had $8.2 billion of secured indebtedness outstanding and $190.6 million of unsecured indebtedness outstanding.

    Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2017, we had 15 members participating in the program and a balance of $209.5 million remaining to be applied against future power bills.

    In addition to unrestricted available liquidity, at December 31, 2017 we had $883.0 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. Deposits into the Cushion of Credit Account are voluntary and earn a rate of interest of 5% per annum. The funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service-guaranteed Federal Financing Bank notes. From time to time, we may deposit additional funds into the Cushion of Credit Account.

    Liquidity Covenants.    At December 31, 2017, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2017 and expect to have sufficient liquidity to meet this covenant in 2018. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.

  Financing Activities

    First Mortgage Indenture.    At December 31, 2017, we had $8.2 billion of outstanding debt secured equally and ratably under our first mortgage indenture, a decrease of $71.8 million from December 31, 2016. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

    Department of Energy-Guaranteed Loan.    In 2014, we entered into a loan guarantee agreement with the Department of Energy that we expect will fund $3.1 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. At December 31, 2017, we had borrowed $1.7 billion, including capitalized interest, under this loan and we had the capacity to fund an additional $918 million under the facility based on the amount of eligible project costs already incurred.

    Our last advance under this loan was in December 2016. Following the bankruptcy of Westinghouse in March 2017, the loan guarantee agreement was amended to restrict advances pending the satisfaction of certain conditions, including the Department of Energy's approval of the Bechtel Agreement and a further amendment to the loan guarantee agreement to incorporate provisions related to the Bechtel Agreement and other replacement agreements. While not assured, we expect to satisfy these conditions in the second quarter of 2018.

    In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This additional funding is subject to an amendment and restatement of the loan guarantee agreement, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of certain other conditions and final approval and issuance of the additional loan guarantee cannot be assured. The conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. We expect to close on this facility in the second quarter of 2018. If closed, our aggregate Department of Energy loan financing for the Vogtle expansion project will increase to nearly $4.7 billion.

    All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding this loan, see Note 7 of Notes to Consolidated Financial Statements.

    At December 31, 2017, we had funded in the aggregate approximately $3.1 billion of our Vogtle project cost. In addition to the Department of Energy funding, we have issued $1.4 billion of first mortgage bonds to finance the portion of the Vogtle expansion that will not be funded by the Department of Energy. Depending on the final Vogtle project cost and the final amount advanced under the Department of Energy-guaranteed loan, there may be a need for additional capital market financing.

    Rural Utilities Service-Guaranteed Loans.    We currently have two approved Rural Utilities Service-guaranteed loans totaling $678 million that are in various stages of being drawn down, with $481 million remaining to be advanced. The two loans include a $448 million loan that we closed in January 2018 to fund general and environmental improvements. As of December 31, 2017, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, a decrease of $124.4 million from December 31, 2016.

    All of the approved Rural Utilities Service-guaranteed loans are funded through the Federal Financing Bank, and the debt is secured ratably with all other debt under our first mortgage indenture.

    Bond Financings.    In October 2017, the Development Authorities of Burke, Heard and Monroe Counties in Georgia issued, on our behalf, $122.6 million of variable rate pollution control revenue bonds. The bonds were directly purchased by a bank and the proceeds were used to repay outstanding commercial paper that we issued in January 2017 in connection with the redemption of a like amount of our remaining auction rate pollution control revenue bonds.

    In December 2017, the Development Authority of Burke County, Georgia issued, on our behalf, $399.8 million of variable rate pollution control revenue bonds, which were directly purchased by two banks and the proceeds were used to defease various series of pollution control revenue bonds issued in 2008 that became callable on January 1, 2018. On February 1, 2018, the bank held bonds were remarketed to investors, with $200 million of the bonds converted to a fixed rate mode and the remaining $199.8 million converted to term rate modes.

    All the pollution control revenue bonds are secured ratably with all other debt under our first mortgage indenture.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2018 through 2020. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2018	2019	2020	Total

Future Generation(2)	$918	$1,007	$810	$2,735
Existing Generation(3)	134	111	113	358
Environmental Compliance(4)	114	43	30	187
Nuclear Fuel(5)	79	69	78	226
General Plant	10	10	9	29

Total	$1,255	$1,240	$1,040	$3,535

(1)
Includes allowance for funds used during construction.

(2)
Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core. Forecasted expenditures are based on assumed in-service dates of November 2020 for Vogtle Unit No. 3 and November 2021 for Vogtle Unit No. 4.

(3)
Normal additions and replacements to plant in-service.

(4)
Pollution control equipment and facilities being installed at coal-fired Plants Scherer and Wansley, including to comply with coal ash regulations.

(5)
Includes nuclear fuel on existing nuclear units and initial nuclear fuel core for Vogtle Units No. 3 and No.4.

    In addition to the amounts reflected in the table above, we have budgeted approximately $1.3 billion to complete construction of Vogtle Units No. 3 and No. 4 beyond the years shown in the table. For information regarding this project, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" and "– Financing Activities."

    We are currently subject to extensive environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a national level, we cannot predict what capital costs may ultimately be required. Therefore, environmental expenditures included in the above table only include amounts related to budgeted projects to comply with existing and certain well-defined rules and regulations and do not include amounts related to compliance with other, less certain rules.

    Depending on how we and the other co-owners of Plants Scherer and Wansley choose to comply with any future legislation or regulations, both capital expenditures and operating expenditures may be impacted. As required by the wholesale power contracts, we expect to be able to recover from our members all capital and operating expenditures made in complying with current and future environmental regulations.

    For additional information regarding environmental regulation, see "BUSINESS – REGULATION – Environmental."

    Contractual Obligations.    The table below reflects, as of December 31, 2017, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2018	2019- 2020	2021- 2022	Beyond 2022	Total

Long-Term Debt:
Principal(1)	$210	$891	$379	$6,866	$8,346
Interest(2)	306	572	604	4,042	5,524
Capital Leases(3)	22	30	23	93	168
Operating Leases	5	4	–	–	9
Rocky Mtn.Lease Transaction(4)	–	–	–	36	36
Chattahoochee O&M Agmts.	19	3	–	–	22
Asset Retirement Obligations(5)	11	18	46	2,912	2,987
Purchase Commitments(6)	138	189	163	816	1,306

Total	$711	$1,707	$1,215	$14,765	$18,838

(1)
Includes principal amounts that would be due if the credit support facilities for the Series 2009 and Series 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, such as would occur if the credit facility providing the support were not renewed or extended at its expiration date. These amounts equal $18.7 million in 2018, $37.4 million in 2019, $170.9 million in 2020 and $18.7 million in 2021. We anticipate extending these credit facilities before their expirations. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038.
(2)
Includes interest expense related to variable rate debt. Future variable rates are based on projected LIBOR and SIFMA interest rate curves as of February 2018.
(3)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.
(4)
We have entered into an Equity Funding Agreement for a third party to fund this obligation.
(5)
A substantial portion of this amount relates to the decommissioning of nuclear facilities.
(6)
Includes commitments for the procurement of coal, nuclear fuel and natural gas related transportation agreements. Contracts for coal and nuclear fuel procurement, in most cases, contain provision for price escalations, minimum purchase levels and other financial commitments.

  Inflation

    As with utilities generally, inflation has the effect of increasing the cost of our operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

  Credit Rating Risk

    The table below sets forth our current ratings from S&P Global Ratings, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch

Long-term ratings:
Senior secured rating	A-	Baa1	A-
Issuer/unsecured rating(1)	A-	Baa2	N/R(2)
Rating outlook	Negative	Stable	Stable
Short-term rating:
Commercial paper rating	A-2	P-2	F2

(1)
We currently have no long-term debt that is unsecured.

(2)
N/R indicates no rating assigned for this category.

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2017, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

  •
  a total of approximately $54 million at a senior secured level of BBB-/Baa3,

  •
  a total of approximately $83 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

  •
  a total of approximately $0.3 million at a senior unsecured or issuer level of BBB-/Baa3,

  •
  a total of approximately $60 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

    The Rural Utilities Service Loan Contract contains covenants that, upon a credit rating downgrade below investment grade by two rating agencies, could result in restrictions on issuing debt. Certain of our pollution control bond agreements contain provisions based on our ratings that, upon a credit rating downgrade below specified levels, could result in increased interest rates. Also, borrowing rates and commitment fees in two of our line of credit agreements are based on credit ratings and could increase if our ratings are lowered. None of these covenants and provisions, however, would result in acceleration of any debt due to credit rating downgrades.

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

Interest Rate Risk

    At December 31, 2017, we were exposed to the risk of changes in interest rates related to our $959 million of variable rate debt, which includes $190.6 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $768 million of pollution control bond debt (including variable rate demand bonds subject to repricing weekly and indexed variable rate bonds). On February 1, 2018, we converted the interest rate mode on $399.8 million of pollution control bonds from a variable rate mode into fixed interest rate modes, including both fixed to maturity and fixed for a term of five or seven years. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Financing Activities – Bond Financings."

    At December 31, 2017, the weighted average interest rate on this variable rate debt, excluding the $399.8 million in pollution control bonds that was subsequently converted to fixed rates, was 1.85%. If, during 2018, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $6 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2017, excluding the $399.8 million in pollution control bonds that was subsequently converted to fixed rates, we had 6.63% of our total debt, including commercial paper, in a variable rate mode.

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

    In addition to interest rate risk on existing debt, we are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4, as well as the short-term debt we are using for interim financing of this project.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2017 would result in a loss of value to the funds of approximately $34 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

  Coal

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas. We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts will provide fixed prices for up to 87% of our remaining 2018 forecasted coal requirements at Plants Scherer. We currently do not have any fixed price contracts for Plant Wansley and will utilize the spot market to meet its coal requirements.

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

    We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, approximately 18 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2017 was a net liability of approximately $6.3 million which represents the net amount we would have paid if the swaps had been terminated as of that date. As of December 31, 2017, approximately 35% of our 2018 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $23.2 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their participation in this program at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2017, 2016 and 2015	59
Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2017, 2016 and 2015	60
Consolidated Balance Sheets, at December 31, 2017 and 2016	61
Consolidated Statements of Capitalization, at December 31, 2017 and 2016	63
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2017, 2016 and 2015	64
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin, For the Years Ended December 31, 2017, 2016, and 2015	65
Notes to Consolidated Financial Statements	66
Report of Independent Registered Public Accounting Firm	91

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2017, 2016 and 2015

	(dollars in thousands)
	2017	2016	2015

Operating revenues:
Sales to Members	$1,433,830	$1,506,807	$1,219,052
Sales to non-Members	366	424	130,773

Total operating revenues	1,434,196	1,507,231	1,349,825

Operating expenses:
Fuel	473,184	513,258	441,738
Production	401,374	434,306	457,264
Depreciation and amortization	224,098	217,534	168,920
Purchased power	59,996	54,108	56,925
Accretion	36,674	32,361	26,108
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	–	–	(58,588)

Total operating expenses	1,195,326	1,251,567	1,092,367

Operating margin	238,870	255,664	257,458

Other income:
Investment income	56,122	51,656	40,424
Amortization of deferred gains	1,788	1,788	1,788
Allowance for equity funds used during construction	784	788	675
Other	6,291	2,671	9,143

Total other income	64,985	56,903	52,030

Interest charges:
Interest expense	374,345	366,892	354,269
Allowance for debt funds used during construction	(134,319)	(116,634)	(108,667)
Amortization of debt discount and expense	12,552	11,964	15,545

Net interest charges	252,578	262,222	261,147

Net margin	$51,277	$50,345	$48,341

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2017, 2016 and 2015

	(dollars in thousands)
	2017	2016	2015

Net Margin	$51,277	$50,345	$48,341

Other comprehensive margin:
Unrealized loss on available-for-sale securities	–	(428)	(410)
Amounts reclassified to regulatory assets	370	–	–

Total comprehensive margin	$51,647	$49,917	$47,931

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	(dollars in thousands)
	2017	2016

Assets
Electric plant:
In service	$8,886,407	$8,786,839
Less: Accumulated provision for depreciation	(4,302,332)	(4,115,339)

	4,584,075	4,671,500
Nuclear fuel, at amortized cost	358,562	377,653
Construction work in progress	2,935,868	3,228,214

Total electric plant	7,878,505	8,277,367

Investments and funds:
Nuclear decommissioning trust fund	445,055	386,029
Investment in associated companies	74,981	72,783
Long-term investments	140,622	99,874
Restricted investments	653,585	221,122
Other	22,562	20,730

Total investments and funds	1,336,805	800,538

Current assets:
Cash and cash equivalents	397,695	366,290
Restricted short-term investments	229,324	247,006
Receivables	156,781	155,042
Inventories, at average cost	266,219	259,831
Prepayments and other current assets	18,884	32,919

Total current assets	1,068,903	1,061,088

Deferred charges and other assets:
Regulatory assets	585,084	545,387
Prepayments to Georgia Power Company	45,575	3,948
Other	13,267	12,785

Total deferred charges	643,926	562,120

Total assets	$10,928,139	$10,701,113

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	(dollars in thousands)
	2017	2016

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$911,087	$859,810
Accumulated other comprehensive deficit	–	(370)
Long-term debt	7,927,562	7,892,836
Obligations under capital leases	87,192	92,096
Other	20,051	18,765

Total capitalization	8,945,892	8,863,137

Current liabilities:
Long-term debt and capital leases due within one year	216,694	316,861
Short-term borrowings	190,626	102,168
Accounts payable	212,868	73,801
Accrued interest	79,510	93,634
Member power bill prepayments, current	6,171	176,988
Other current liabilities	55,136	59,979

Total current liabilities	761,005	823,431

Deferred credits and other liabilities:
Asset retirement obligations	734,997	698,051
Member power bill prepayments, non-current	203,615	48,115
Contract retainage	–	40,008
Regulatory liabilities	251,649	197,748
Other	30,981	30,623

Total deferred credits and other liabilities	1,221,242	1,014,545

Total equity and liabilities	$10,928,139	$10,701,113

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2017 and 2016

	(dollars in thousands)
	2017	2016

Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.84% to 8.43% (average rate of 4.02% at December 31, 2017) due in quarterly installments through 2043	$2,456,864	$2,581,281
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.51% to 3.87% (average rate of 3.36% at December 31, 2017) due in quarterly installments through 2044	1,735,586	1,678,442
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 4.55% to 4.90% (average rate of 4.69% at December 31, 2017) due in quarterly installments through 2020	2,411	3,347
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A First Mortgage Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	7,072	8,083
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2003A Burke, Heard, Monroe and 2003B Burke Auction rate bonds, fully redeemed January 2017	–	95,230
• Series 2004 Burke and Monroe Auction rate bonds, fully redeemed January 2017	–	11,525
• Series 2005 Burke and Monroe Auction rate bonds, fully redeemed January 2017	–	15,865
• Series 2008A through 2008C Burke Fixed rate bonds, 5.30% to 5.70%, fully defeased December 2017	–	255,035
• Series 2008E Burke Fixed rate bonds, 7.00%, fully defeased December 2017	–	144,750
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 1.65% to 1.75%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 1.70% to 1.72%, due 2036 through 2037	133,550	133,550
• Series 2013A Appling, Burke and Monroe Term rate bonds, 2.40% through April 1, 2020, due 2038 through 2040	212,760	212,760
• Series 2017A Burke, Heard, Monroe and 2017B Burke Indexed put bonds–weekly reset, 2.56% due 2040 through 2045	122,620	–
• Series 2017C, D Burke Indexed put bonds–monthly reset, 1.69% due 2041 through 2045	200,000	–
• Series 2017E, F Burke Indexed put bonds–weekly reset, 2.56% due 2041 through 2045	199,785	–
CoBank, ACB notes payable:
• Transmission first mortgage notes payable: variable, paid in full January 2017	–	419
• Transmission first mortgage notes payable: variable, paid in full January 2017	–	2,181

Total Secured Long-term debt	$8,232,703	$8,304,523
Obligations under capital leases	94,358	98,531
Obligation under Rocky Mountain transactions	20,051	18,765
Patronage capital and membership fees	911,087	859,810
Accumulated other comprehensive (deficit)	–	(370)

Subtotal	9,258,199	9,281,259
Less: long-term debt and capital leases due within one year	(216,694)	(316,861)
Less: unamortized debt issuance costs	(87,802)	(93,133)
Less: unamortized bond discounts on long-term debt	(7,811)	(8,128)

Total capitalization	$8,945,892	$8,863,137

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016 and 2015

	(dollars in thousands)
	2017	2016	2015

Cash flows from operating activities:
Net margin	$51,277	$50,345	$48,341

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	374,411	362,716	313,320
Accretion cost	36,674	32,361	26,108
Amortization of deferred gains	(1,788)	(1,788)	(1,788)
Allowance for equity funds used during construction	(784)	(788)	(675)
Deferred outage costs	(40,644)	(40,599)	(40,803)
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	–	–	(58,588)
(Gain) loss on sale of investments	(18,614)	96	(34,464)
Regulatory deferral of costs associated with nuclear decommissioning	(2,605)	(20,440)	21,532
Other	(9,240)	(7,286)	(8,353)
Change in operating assets and liabilities:
Receivables	(1,182)	(24,578)	(98)
Inventories	(6,388)	23,947	(28,403)
Prepayments and other current assets	614	(2,172)	(4,317)
Accounts payable	129,187	(76,495)	(37,155)
Accrued interest	(14,124)	34,804	(11)
Accrued and withheld taxes	(1,531)	1,102	3,731
Other current liabilities	(8,646)	(11,937)	2,805
Member power bill prepayments	(15,317)	6,155	20,994

Total adjustments	420,023	275,098	173,835

Net cash provided by operating activities	471,300	325,443	222,176

Cash flows from investing activities:
Property additions	(1,019,695)	(613,019)	(495,426)
Guarantee settlement proceeds	1,104,000	–	–
Activity in nuclear decommissioning trust fund – Purchases	(450,113)	(395,506)	(558,568)
– Proceeds	442,989	389,011	553,654
Increase in restricted investments	(432,463)	(86,432)	(16,301)
Decrease (increase) in restricted short-term investments	17,682	6,198	(6,076)
Activity in other long-term investments – Purchases	(108,704)	(61,200)	(89,263)
– Proceeds	78,356	50,529	86,563
Other	(43,056)	13,554	(13,068)

Net cash used in investing activities	(411,004)	(696,865)	(538,485)

Cash flows from financing activities:
Long-term debt proceeds	544,503	790,385	423,637
Long-term debt payments	(677,641)	(114,702)	(162,903)
Increase (decrease) in short-term borrowings, net	88,458	(159,310)	27,109
Other	15,789	8,301	4,113

Net cash (used in) provided by financing activities	(28,891)	524,674	291,956

Net increase (decrease) in cash and cash equivalents	31,405	153,252	(24,353)
Cash and cash equivalents at beginning of period	366,290	213,038	237,391

Cash and cash equivalents at end of period	$397,695	$366,290	$213,038

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$251,186	$212,574	$240,817

Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$2,414	$63,011	$144,161
Change in accrued property additions	$(28,457)	$(50,775)	$119,775
Interest paid-in-kind	$57,144	$47,814	$36,021

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE (DEFICIT) MARGIN
For the years ended December 31, 2017, 2016 and 2015

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total

Balance at December 31, 2014	$761,124	$468	$761,592

Components of comprehensive margin in 2015
Net margin	48,341	–	48,341
Unrealized loss on available-for-sale securities	–	(410)	(410)

Total comprehensive margin			47,931

Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin in 2016
Net margin	50,345	–	50,345
Unrealized loss on available-for-sale securities	–	(428)	(428)

Total comprehensive margin			49,917

Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin in 2017
Net margin	51,277	–	51,277
Amounts reclassified to regulatory assets	–	370	370

Total comprehensive margin			51,647

Balance at December 31, 2017	$911,087	$–	$911,087

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2017, 2016 and 2015

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,115 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 728 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 119 megawatts of capacity, including 86 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.1 million people.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2017 and 2016 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2017. Actual results could differ from those estimates.

    Certain fair value hierarchy disclosures have been revised to conform to the current period classification. Securities previously classified as "US Treasury and government agency securities" under Level 1 in the fair value hierarchy totaling $37,884,000 as of December 31, 2016 in the fair value table of Note 2 are now presented under Level 2 as "Mortgage backed securities" and "Federal agency securities." These changes do not impact the investment portfolio or the fair value of the assets that are recorded in the financial statements.

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

d. Margin policy

    We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2017, 2016 and 2015, we achieved a margins for interest ratio of 1.14.

e. Operating revenues

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

    Prior to 2016, operating revenues from sales to non-members consisted primarily of energy sales at Smith.

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2017, 2016 or 2015:

	2017	2016	2015

Jackson EMC	14.7%	14.3%	9.7%
Cobb EMC	14.3%	13.7%	13.1%
Sawnee EMC	n/a	10.5%	10.4%

    We have a rate management program that allows us to expense and recover certain costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members in 2017, 2016 and 2015 were $11,000,000, $16,096,000 and $7,630,000, respectively. The cumulative amount billed since inception of the program totaled $54,087,000. Prior to 2016, members also subscribed to the Smith program, which allowed for the accelerated recovery of deferred net costs related to Smith. The Smith program ceased as of December 31, 2015 when the plant became available for scheduling to our members. The amount billed to participating members under this program in 2015 was $17,745,000 and the cumulative amount billed since inception totaled $58,922,000.

f. Receivables

    A substantial portion of our receivables are related to electricity sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Member receivables at December 31, 2017 and 2016 were $126,211,000 and $136,552,000, respectively. The remainder of our receivables is primarily related to transactions with affiliated companies and investment income. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period the amounts are determined to be uncollectible.

g. Nuclear fuel cost

    The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2017, 2016 and 2015 amounted to $90,520,000, $83,751,000, and $78,762,000, respectively.

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

    On December 14, 2014, the U.S. Court of Federal Claims issued a judgment in favor of Georgia Power, as agent for the co-owners, to recover spent nuclear fuel storage costs at Plants Hatch and Vogtle Units No. 1 and No. 2 covering the period of 2005 through 2010. Our ownership share of the $36,474,000 total award was $10,949,000, which was received in April 2015. The effects of the award were recorded during the first quarter of 2015 and resulted in a $7,320,000 reduction in total operating expenses, including reductions to fuel expense and production costs, as well as a $3,629,000 reduction to plant in service.

    On October 10, 2017, Georgia Power, as agent for the co-owners filed a separate claim seeking damages for spent nuclear fuel storage costs at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 covering a period from January 1, 2015 through December 31, 2017. In addition, Georgia Power previously filed a separate claim to cover periods January 1, 2011 through December 31, 2013 which was subsequently amended and extended through December 31, 2014. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts were recognized in the financial statements as of December 31, 2017 for this claim. The final outcome of these matters cannot be determined at this time.

    Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. Facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

h. Asset retirement obligations and other retirement costs

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

    The following table reflects the details of the Asset Retirement Obligations included in the consolidated balance sheets for the years 2017 and 2016.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total

Balance at December 31, 2016	$517,565	$156,465	$24,021	$698,051
Liabilities settled	(17)	(943)	(1,185)	(2,145)
Accretion	31,026	4,629	1,019	36,674
Change in cash flow estimates	–	1,604	813	2,417

Balance at December 31, 2017	$548,574	$161,755	$24,668	$734,997

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total

Balance at December 31, 2015	$488,458	$93,622	$20,150	$602,230
Liabilities settled	–	(553)	(707)	(1,260)
Accretion	29,107	2,215	1,039	32,361
Change in cash flow estimates	–	61,181	3,539	64,720

Balance at December 31, 2016	$517,565	$156,465	$24,021	$698,051

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

    We have established funds to comply with the Nuclear Regulatory Commission regulations regarding the decommissioning of our nuclear plants. See Note 1i for information regarding the nuclear decommissioning funds.

    Coal Ash Pond.    On April 17, 2015 the Environmental Protection Agency published its final coal combustion residuals (CCR) rule which regulates CCRs as non-hazardous materials under Subtitle D of the Resource Conservation and Recovery Act. The rule took effect on October 19, 2015. Our most current assessment of the final CCR rule resulted in a $1,604,000 change in cash flow estimates for coal ash pond decommissioning. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR rule. The 2017 and 2016 increases in cash flow estimates were primarily attributed to an increase in the closure cost estimates. Additional adjustments to the asset retirement obligations are expected periodically as we continue to assess the impact of the rule, including potential changes, on our estimates and assumptions.

    Other.    Accounting standards for asset retirement and environmental obligations do not apply to a retirement cost for which there is no legal obligation to retire the asset, and non-regulated entities are not allowed to accrue for such future retirement costs. We continue to recognize retirement costs for these other obligations in our depreciation rates under the accounting provisions for regulated operations. Accordingly, the accumulated retirement costs for other obligations are reflected as a regulatory liability in our balance sheets. For information regarding accumulated retirement costs for other obligations, see Note 1q.

i. Nuclear decommissioning funds

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2017 and 2016, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund, which are classified as available-for-sale, at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.

    In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheet. In both 2017 and 2016, we contributed $4,750,000 into the internal funds.

    The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2017 and December 31, 2016. The funds are invested in a diversified mix of approximately 60% equity and 40% fixed income securities for both 2017 and 2016.

	2017
External Trust Funds:
	12.31.16 Cost	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	12.31.17 Fair Value

Equity	$200,595	$61,406	$(44,607)	$76,221	$293,615
Debt	148,011	388,609	(384,199)	170	$152,591
Other	351	98	(1,600)	–	$(1,151)

Total	$348,957	$450,113	$(430,406)	$76,391	$445,055

Internal Funds:
	12.31.16 Cost	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	12.31.17 Fair Value

Equity	$38,798	$–	$4,900	$11,669	$55,367
Debt	26,207	73,153	(65,820)	–	$33,540

Total	$65,005	$73,153	$(60,920)	$11,669	$88,907

(1)
Also included in net proceeds are net realized gains or losses, interest income and dividends, contributions and fees of $31,939,680.

	2016
External Trust Funds:
	12.31.15 Cost	Purchases	Net Proceeds(2)	Unrealized Gain(Loss)	12.31.16 Fair Value

Equity	$198,265	$46,865	$(43,395)	$38,749	$240,484
Debt	144,187	347,383	(343,040)	(1,675)	$146,855
Other	187	1,258	(2,754)	(1)	$(1,310)

Total	$342,639	$395,506	$(389,189)	$37,073	$386,029

Internal Funds:
	12.31.15 Cost	Purchases	Net Proceeds(2)	Unrealized Gain(Loss)	12.31.16 Fair Value

Equity	$33,513	$–	$5,285	$7,263	$46,061
Debt	25,539	42,783	(42,115)	(211)	$25,996

Total	$59,052	$42,783	$(36,830)	$7,052	$72,057

(2)
Also included in net proceeds are net realized gains or losses, interest income and dividends, contributions and fees of $12,270,144.

    Realized and unrealized gains and losses of the nuclear decommissioning funds that would be recorded in earnings by a non-regulated entity are directly deducted from or added to the regulatory asset or liability for asset retirement obligations in accordance with our rate-making treatment.

    The nuclear decommissioning trust fund has produced an average annualized return of approximately 6.4% in the last ten years and 6.3% since inception in 1990. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the above assumption, our management believes that any increase in cost estimates of decommissioning can be recovered in future rates.

j. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use standard depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The 2017 and 2016 depreciation rates for steam and nuclear production in the table below reflect revised rates from depreciation rate studies completed in 2015. Site specific depreciation studies are performed every five years. Annual depreciation rates in effect in 2017, 2016 and 2015 were as follows:

	Range of Useful Life in years*	2017	2016	2015

Steam production	49-65	2.91%	2.84%	1.93%
Nuclear production	37-60	1.96%	1.96%	1.55%
Hydro production	50	2.00%	2.00%	2.00%
Other production	27-33	2.58%	2.55%	2.38%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

*
Calculated based on the composite depreciation rates in effect for 2017.

    Depreciation expense for the years 2017, 2016 and 2015 was $218,027,000, $211,282,000, and $180,866,000, respectively.

k. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years ended 2017, 2016 and 2015, the allowance for funds used during construction rates were 4.45%, 4.61% and 4.73%, respectively.

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

l. Cash and cash equivalents

    We consider all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Temporary cash investments with maturities at the time of purchase of more than three months are classified as short-term investments.

m. Restricted investments

    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At December 31, 2017 and 2016, we had restricted investments totaling $882,909,000 and $468,179,000, respectively, of which $653,585,000 and $221,122,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.

n. Inventories

    We maintain inventories of fossil fuel and spare parts, including materials and supplies for our generation plants. These inventories are stated at weighted average cost.

    The fossil fuel inventories primarily include the direct cost of coal and related transportation charges. The cost of fossil fuel inventories is carried at weighted average cost and is charged to fuel expense as consumed. The spare parts inventories primarily include the direct cost of generating plant spare parts. The spare parts inventory is carried at weighted average cost and the parts are charged to expense or capitalized, as appropriate when installed.

    At December 31, 2017 and December 31, 2016, fossil fuels inventories were $54,050,000 and $57,289,000, respectively. Inventories for spare parts at 2017 and 2016 were $212,169,000 and $202,542,000, respectively.

o. Deferred charges and other assets

    Other deferred charges primarily represent advance deposits to Georgia Power Company related to the Vogtle construction project and progress payments for equipment associated with future nuclear refueling outages.

    For a discussion regarding regulatory assets, see Note 1q.

p. Deferred credits and other liabilities

    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills monthly and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through January 2023, with the majority of the balance scheduled to be credited by the end of 2019.

    During 2016, in connection with the Vogtle Units No. 3 and No. 4 construction project, we were accruing long-term contract retainage amounts for substantial and mechanical milestones. As a result of a settlement agreement entered into by Georgia Power Company and the Co-owners and Toshiba in June 2017, these contract retainage amounts were reversed. For more information regarding the Vogtle construction project, see Note 8.

q. Regulatory assets and liabilities

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

	(dollars in thousands)
	2017	2016

Regulatory Assets:
Premium and loss on reacquired debt(a)	$52,989	$55,084
Amortization on capital leases(b)	33,846	32,274
Outage costs(c)	40,525	39,986
Asset Retirement Obligations – Ashpond and other(k)	68,289	33,747
Depreciation expense(d)	42,667	44,091
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	48,702	43,444
Interest rate options cost(f)	112,102	107,394
Deferral of effects on net margin – Smith Energy Facility(g)	166,454	172,399
Other regulatory assets(l)	19,510	16,968

Total Regulatory Assets	585,084	545,387
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$12,813	$9,829
Deferral of effects on net margin – Hawk Road Energy Facility(g)	19,553	20,163
Major maintenance reserve(i)	47,087	28,379
Amortization on capital leases(b)	20,055	23,084
Deferred debt service adder(j)	95,695	86,082
Asset retirement obligations – Nuclear(k)	53,571	11,766
Other regulatory liabilities(l)	2,875	18,445

Total Regulatory Liabilities	251,649	197,748

Net regulatory assets	$333,435	$347,639

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 26 years.

(b)
Represents the difference between expense recognized for rate-making purposes and financial statement purposes related to capital lease payments and the aggregate of the amortization of the asset and interest on the obligation.

(c)
Consists of both coal-fired maintenance and nuclear refueling outage costs. Coal-fired outage costs are amortized on a straight-line basis to expense over periods up to 48 months, depending on the operating cycle of each unit. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 or 24-month operating cycles of each unit.

(d)
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

(e)
Deferred charges related to Vogtle Units No. 3 and No. 4 training and interest related carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized to expense over the life of the units.

(f)
Deferral of net loss associated with the change in fair value and expired cost of interest rate options purchased to hedge interest rates on certain borrowings related to Vogtle Units No.3 and No.4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

(g)
Effects on net margin for Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and are being amortized over the remaining life of each respective plant.

(h)
Represents the accrual of retirement costs associated with long-lived assets for which there are no legal obligations to retire the assets.

(i)
Represents collections for future major maintenance costs; revenues are recognized as major maintenance costs are incurred.

(j)
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

(l)
The amortization periods for other regulatory assets range up to 32 years and the amortization periods of other regulatory liabilities range up to 9 years.

r. Related parties

    We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our own facilities. For 2017, 2016, and 2015, we incurred expenses from Georgia Transmission of $28,410,000, $27,399,000, and $28,172,000, respectively.

    We, Georgia Transmission and 38 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2017, 2016, and 2015, we incurred expenses from Georgia Systems Operations of $25,597,000, $23,994,000, and $22,616,000, respectively.

s. Other income

    The components of other income within the Consolidated Statement of Revenues and Expenses were as follows:

	(dollars in thousands)
	2017	2016	2015

Capital credits from associated companies (Note 4)	$1,531	$1,679	$1,859
Net revenue from Georgia Transmission and Georgia System Operations for shared Administrative and General costs	6,816	6,553	6,278
Miscellaneous other	(2,056)	(5,561)	1,006

Total	$6,291	$2,671	$9,143

t. New accounting pronouncements

    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard is effective for us for the annual reporting period beginning after December 15, 2017 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures).

    We have completed our evaluation of the new revenue standard and adopted the amendments within the new standard effective January 1, 2018. There was no cumulative impact upon adoption. The adoption of this standard is not expected to have a material impact, on an annual basis, to our revenue recognition based on our existing contracts with customers. Our evaluation process included, but was not limited to, identifying contracts within the scope of Topic 606, reviewing and documenting our accounting for these contracts and assessing the applicability of the variable consideration guidance. The vast majority of our revenue is derived from substantially identical wholesale power contracts that we have with each of our 38 members. We expect the pattern of revenue recognition pursuant to our wholesale power contracts will remain unchanged on an annual basis under the new revenue standard. Historically, our Board has approved budget adjustments, typically at year end but may be made throughout the year, that affect our annual revenue requirement. As a result, at the end of each reporting period we will determine whether the variable consideration cumulatively received from our Members exceeds the consideration to which we expect to be entitled on an annual basis. We will recognize a refund liability for the consideration which we expect to refund to our Members, if such excess consideration received would result in a significant reversal in the cumulative revenues recognized.

    In January 2016, the FASB issued "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. One of the provisions in this standard requires our equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of our subsidiary, to be measured at fair value with changes in fair value recognized in net income. None of the other provisions in this standard will have any impact to our consolidated financial statements. Effective December 31, 2017, we adopted regulatory accounting treatment with respect to unrealized gains and/or losses on our equity investments. Upon applying regulatory accounting treatment, unrealized gains on our equity investments will be recorded as a regulatory liability and, conversely, unrealized losses on our equity investments will be recorded as a regulatory asset, at the end of each reporting period. As of December 31, 2017, we recorded $618,000 of unrealized losses on our equity investments as a regulatory asset. On January 1, 2018, we adopted the amendments within this standard. The adoption of this standard will have no impact to our consolidated financial statements due to our regulatory accounting treatment for unrealized gains and/or losses on our equity investments.

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

    In August 2016, the FASB issued "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendments in this standard provide specific guidance on eight cash flow classification issues relating to how certain cash receipts and cash payments are presented and classified in the statement of cash flows, thereby reducing the current and potential future diversity in practice. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. As permitted, on October 1, 2017, we early adopted these amendments and applied their provisions retrospectively. The adoption of this standard had no impact on our consolidated financial statements as the amendments did not change how we present and classify the eight identified cash flow classification issues within our consolidated statement of cash flows.

    In November 2016, the FASB issued "Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)." The amendments in this standard require the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard is effective for us on a retrospective basis for annual reporting periods beginning after December 15, 2017, and interim periods therein. Early adoption is permitted, including adoption in an interim period. As permitted, on October 1, 2017, we early adopted these amendments and applied their provisions retrospectively. The adoption of this standard had no impact on our consolidated financial statements as we did not have any restricted cash balances in 2017 and 2016.

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

  •
  Level 3.  Pricing inputs that include significant inputs which are generally less observable from objective sources. These inputs may include internally developed methodologies that result in management's best estimate of fair value. Level 3 financial instruments are those whose fair value is based on significant unobservable inputs. None of our assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 at December 31, 2017 or December 31, 2016.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$142,419	$142,419	$–
International equity trust	$88,820	–	88,820
Corporate bonds and debt	$66,317	–	66,317
US Treasury securities	$38,791	38,791	–
Mortgage backed securities	$49,379	–	49,379
Domestic mutual funds	$47,833	47,833	–
Municipal bonds	$92	–	92
Federal agency securities	$3,725	–	3,725
Other	$7,679	7,679	–
Long-term investments:
International equity trust	$20,071	–	20,071
Corporate bonds and debt	$16,215	–	16,215
US Treasury securities	$6,670	6,670	–
Mortgage backed securities	$7,267	–	7,267
Dometic mutual funds	$87,011	87,011	–
Federal agency securities	$259	–	259
Other	$3,129	3,129	–
Natural gas swaps	$6,328	–	6,328

	Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$170,408	$170,408	$–
International equity trust	$66,861	–	66,861
Corporate bonds and debt	$60,019	–	60,019
US Treasury securities	$34,119	34,119	–
Mortgage backed securities	$41,914	–	41,914
Municipal bonds	$943	–	943
Federal agency securities	$7,102	–	7,102
Other	$4,663	4,663	–
Long-term investments:
International equity trust	$15,946	–	15,946
Corporate bonds and debt	$11,853	–	11,853
US Treasury securities	$5,909	5,909	–
Mortgage backed securities	$6,844	–	6,844
Domestic mutual funds	$57,932	57,932	–
Federal agency securities	$1,085	–	1,085
Other	$305	305	–
Natural gas swaps	$(15,090)	–	(15,090)

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

    The estimated fair values of our long-term debt, including current maturities at December 31, 2017 and 2016 were as follows (in thousands):

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,232,703	$9,155,942	$8,304,523	$9,043,029

    The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2017 and 2016 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

    For cash and cash equivalents and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. As discussed in Note 1m, restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The carrying amount approximates fair value because of the liquid nature of the deposits with the U.S. Treasury.

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

    It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2017 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

    At December 31, 2017 and 2016, the estimated fair value of our natural gas contracts were a net liability of $6,328,000 and a net asset of $15,090,000, respectively.

    As of December 31, 2017 and 2016, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of approximately $6,328,000 with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2017 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)

2018	27.1
2019	18.9
2020	16.1
2021	13.1
2022	7.9

Total	83.1

    Interest rate options.    In fourth quarter of 2011, we purchased seventeen LIBOR swaptions at a cost of $100,000,000 with a total notional amount of approximately $2,200,000,000 to hedge the interest rates on a portion of the debt that we expected to incur through March 2017 to finance the two additional nuclear units at Plant Vogtle. The last of these options, having a notional value of $80,169,000, expired without value at March 31, 2017.

    In accordance with rate-making treatment, we deferred the premiums paid to purchase these swaptions and related carrying costs, and will continue to defer other incidentals. The deferral will continue and costs will be amortized and collected in rates from February 2020 through February 2044, corresponding with the life of the associated debt that we hedged with the swaptions.

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2017 and 2016. We do not apply hedge accounting to these derivative instruments.

	Balance Sheet Location	Fair Value

		2017	2016
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$412	13,833
Natural gas swaps	Other deferred charges	$–	3,289
Liabilities
Natural gas swaps	Other current liabilities	$1,575	$54
Natural gas swaps	Other deferred credits	$5,165	$1,977

    The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2017, 2016 and 2015.

	Consolidated Statement of Revenues and Expenses Location	2017	2016	2015

		(dollars in thousands)
Natural Gas Swaps	Fuel	$3,818	$2,445	$206
Natural Gas Swaps	Fuel	(1,677)	(19,697)	(20,102)

Total		$2,141	$(17,252)	$(19,896)

    The following table presents the unrealized gains and (losses) on derivative instruments deferred on the balance sheet at December 31, 2017 and 2016.

	Consolidated Balance Sheet Location

		2017	2016
		(dollars in thousands)
Natural Gas Swaps	Regulatory asset	$(6,328)	$(62)
Natural Gas Swaps	Regulatory liability	–	15,152
Interest Rate Options	Regulatory asset	–	(5,788)

Total		$(6,328)	$9,302

4. Investments:

Investments in debt and equity securities

    Investment securities we hold are classified as available-for-sale and are carried at market value. Prior to October 1, 2017, unrealized gains and losses of investment securities related to nuclear decommissioning were deferred pursuant to regulated operations accounting, while those for all other investment securities were added to or deducted from accumulated other comprehensive (deficit) margin. During the fourth quarter of 2017, we began applying regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. Approximately 75% of the gross unrealized losses were in effect for less than one year.

	(dollars in thousands)
	Gross Unrealized
2017	Cost	Gains	Losses	Fair Value

Equity	$246,549	$91,954	$(4,064)	$334,439
Debt	240,878	1,814	(2,262)	240,430
Other	10,807	1	–	10,808

Total	$498,234	$93,769	$(6,326)	$585,677

	(dollars in thousands)
	Gross Unrealized
2016	Cost	Gains	Losses	Fair Value

Equity	$237,317	$51,054	$(5,041)	$283,330
Debt	201,492	1,167	(3,423)	199,236
Other	3,339	–	(2)	3,337

Total	$442,148	$52,221	$(8,466)	$485,903

    All of the available-for-sale investments are recorded at fair value in the accompanying consolidated balance sheets, therefore the carrying value equals the fair value.

    The contractual maturities of debt securities available-for-sale, which are included in the estimated fair value table above, at December 31, 2017 and 2016 are as follows:

	(dollars in thousands)
	2017		2016
	Cost	Fair Value	Cost	Fair Value

Due within one year	$54,785	$54,143	$8,292	$8,268
Due after one year through five years	53,050	52,834	52,452	52,054
Due after five years through ten years	51,367	51,600	65,657	64,971
Due after ten years	81,676	81,853	75,091	73,943

Total	$240,878	$240,430	$201,492	$199,236

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2017, 2016 and 2015:

	(dollars in thousands)
	2017	2016	2015

Gross realized gains	$35,523	$19,934	$53,453
Gross realized losses	(16,909)	(20,030)	(18,989)
Proceeds from sales	521,345	439,540	640,217

Investment in associated companies

    Investments in associated companies were as follows at December 31, 2017 and 2016:

	(dollars in thousands)
	2017	2016

National Rural Utilities Cooperative Finance Corporation (CFC)	$24,056	$24,049
CT Parts, LLC	10,243	10,250
Georgia Transmission Corporation	28,690	27,285
Georgia System Operations
Corporation	8,500	7,500
Other	3,492	3,699

Total	$74,981	$72,783

    The CFC investments consist of capital term certificates required in connection with our membership in CFC and a voluntary investment in CFC member capital securities. Accordingly, there is no market for these investments. The investment in Georgia Transmission represents capital credits. The investment in Georgia System Operations represents loan advances. Repayments of these advances are due by December 2022.

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

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $47,882,000.

    At the end of the term of the remaining facility lease, we have the option to cause RMLC to purchase the owner trust's undivided interest in Rocky Mountain at a fixed purchase option price of approximately $112,000,000. The payment undertaking agreement, along with the equity funding agreement with AIG Matched Funding Corp., would fund approximately $74,000,000 and $37,928,000 of this amount, respectively, and these amounts would be paid to the owner trust over five installments in 2027. If we do not elect to cause RMLC to purchase the owner trust's undivided interest in Rocky Mountain, Georgia Power has an option to purchase the undivided interest. If neither we nor Georgia Power exercise our purchase option, and we return (through RMLC) the undivided interest in Rocky Mountain to the owner trust, the owner trust has several options it can elect, including:

  •
  causing RMLC and us to renew the related facility lease and facility sublease for up to an additional 16 years and provide collateral satisfactory to the owner trust,

  •
  leasing its undivided interest to a third party under a replacement lease, or

  •
  retaining the undivided interest for its own benefit.

    Under the first two of these options we must arrange new financing for the outstanding amount of the loan used to finance the owner trust's upfront rental payment made to us when the lease closed on December 31, 1996. At the end of the lease term, the amount of the outstanding loan is anticipated to be approximately $74,000,000. If new financing cannot be arranged, the owner trust can ultimately cause us to purchase 49%, in the case of the first option above, or all, in the case of the second option above, of the loan certificate or cause RMLC to exercise its purchase option or RMLC to renew the facility lease and facility sublease, respectively.

    The assets of RMLC are not available to pay our creditors.

5. Income taxes:

    While we are a not-for-profit membership corporation formed under the laws of the state of Georgia, we are subject to federal and state income taxation. As a taxable cooperative, we are allowed to deduct patronage dividends that we allocate to our members for purposes of calculating our taxable income. We annually allocate income and deductions between patronage and non-patronage activities and substantially all of our income is from patronage-sourced activities, resulting in no current period income tax expense or current or deferred income tax liability.

    Although we believe that treatment of non-member sales as patronage-sourced income is appropriate, this treatment has not been examined by the Internal Revenue Service. If this treatment was not sustained, we believe that the amount of taxes on such non-member sales, after allocating related expenses against the revenues from such sales, would not have a material adverse effect on our financial condition or results of operations and cash flows.

    We account for income taxes pursuant to the authoritative guidance for accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2017	2016	2015

Statutory federal income tax rate	35.0%	35.0%	35.0%
Patronage exclusion	(34.1%)	(34.7%)	(34.7%)
AMT credit monetization	(2.2%)	0.0%	0.0%
Other	(0.9%)	(0.3%)	(0.3%)

Effective income tax rate	(2.2%)	0.0%	0.0%

    The tax benefit reflected in the effective income tax rate reconciliation relates to the approximate $1,117,000 current tax benefit realized in 2017 as a result of monetizing the remaining balance of alternative minimum tax credits. This benefit is as a result of a refundable credit, and since it is applied after considering the patronage dividend deduction, it is not allocated to our members, but instead is a source of cash to the taxpayer applied against its normal operating expenses. The benefit is shown as a component of production operating expenses on the statement of revenues and expenses.

    The components of our net deferred tax assets and liabilities as of December 31, 2017 and 2016 were as follows:

	(dollars in thousands)
	2017	2016

Deferred tax assets
Net operating losses	$19,668	$29,724
Tax credits (alternative minimum tax and other)	–	599
Accounting for Rocky Mountain transactions	231,268	349,127
Other assets	75,013	109,793

Deferred tax assets	325,949	489,243
Less: Valuation allowance	(19,668)	(29,724)

Net deferred tax assets	$306,281	$459,519

Deferred tax liabilities
Depreciation	$271,652	$435,570
Accounting for Rocky Mountain transactions	114,514	170,402
Other liabilities	78,407	123,121

Deferred tax liabilities	464,573	729,093

Net deferred tax liabilities	158,292	269,574
Less: Patronage exclusion	(158,292)	(269,574)

Net deferred taxes	$–	$–

    As of December 31, 2017, we have federal tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	NOLs

2018	$–	$61,533
2019	–	10,516
2020	–	4,362

	$–	$76,411

    The net operating loss expiration dates start in the year 2018 and end in the year 2020. Due to the tax basis method for allocating patronage dividends and as shown by the above valuation allowance, it is not more likely than not that the deferred tax asset related to the net operating losses will be realized.

    On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act was signed into law. The PATH Act allowed us to accelerate and monetize AMT credits in lieu of bonus depreciation through the tax year ended December 31, 2019. The remaining credit of $599,000 will be claimed on the tax return filed for the tax year ended December 31, 2017.

    On December 22, 2017, following its passage by the United States Congress, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, or the Act. The Act will make significant changes to U.S. federal income tax laws. The Act reduces the federal tax rate for corporations from 35% to 21% effective January 1, 2018 and changes or applies limitations to certain tax deductions. As of December 31, 2017, we have not completed our accounting for the tax effects upon enactment of the Act; however we have been able to make a reasonable estimate of the effects on our existing deferred tax balances. We have remeasured the deferred tax assets and liabilities to reflect the applicable tax rate expected to be in effect when the timing differences reverse, which is 21%. No net impact to the results of operations was recorded as a result of this remeasurment, however the impact to the components of the net deferred tax assets and liabilities is reflected in the above table. We continue to analyze the impact of this tax reform legislation which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, however we do not believe it will have a material impact on the company's results of operation or cash flows.

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

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2014 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2014 and forward. We have no liabilities recorded for uncertain tax positions.

6. Capital leases:

    In 1985, we sold and subsequently leased back from four purchasers their 60% undivided ownership interest in Scherer Unit No. 2. The gain from the sale is being amortized over the terms of the leases. The assumed interest rate at inception of the lease in 1985 was 11.05%. Three of the leases have lease terms through December 31, 2027, and one lease extends through June 30, 2031. At the end of the lease, we can elect to:

  •
  Renew the leases for a period of not less than one year and not more than five years at fair market value,

  •
  Purchase the undivided interest at fair market value, or

  •
  Redeliver the undivided interest to the lessors

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2017 are as follows:

Year Ending December 31,	(dollars in thousands)

2018	$22,424
2019	14,949
2020	14,949
2021	14,949
2022	7,474
2023-2031	92,905

Total minimum lease payments	167,650
Less: Amount representing interest	(73,292)

Present value of net minimum lease payments	94,358
Less: Current portion	(7,166)

Long-term balance	$87,192

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

7. Debt:

    Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank (FFB) and guaranteed by the Rural Utilities Service or the U.S. Department of Energy, first mortgage bonds payable (FMBs), first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs) and first mortgage notes payable to CFC. Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds, and the CFC first mortgage notes.

    Maturities for long-term debt and capital lease obligations through 2022 are as follows:

	(dollars in thousands)
	2018	2019	2020	2021	2022

FFB	$188,857	$157,105	$172,189	$177,383	$180,754
FMBs	1,010	351,010	1,010	1,010	1,010
PCBs(1)	18,677	37,352	170,902	18,676	–
CFC	984	1,035	391	–	–

	$209,528	$546,502	$344,492	$197,069	$181,764
Capital Leases	7,166	5,462	6,082	6,722	7,541

Total	$216,694	$551,964	$350,574	$203,791	$189,305

(1)
In addition to regularly scheduled principal payments on the bonds, this includes amounts that would be due if the standby letters of credit supporting the Series 2009 and Series 2010 bonds were drawn upon and became payable in accordance with their terms, such as would occur if the credit facility the letters of credit were issued under was not renewed or extended at its expiration date. These amounts equal $18.7 million in 2018, $37.4 million in 2019, $170.9 million in 2020 and $18.7 million in 2021. We anticipate extending these credit facilities before their expiration. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038.

    The weighted average interest rate on our long-term debt at December 31, 2017 and 2016 was 4.17% and 4.34%, respectively.

    Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2017 and 2016 are as follows:

	2017		2016
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts

	(dollars in thousands)
FFB	$4,192,450	$51,593	$4,259,723	$55,754
FMBs	3,057,072	34,673	3,058,083	36,717
PCBs	980,770	9,347	980,770	8,789
CFC	2,411	–	3,347	–
CoBank	–	–	2,600	–

	$8,232,703	$95,613	$8,304,523	$101,260

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

    At December 31, 2017, aggregate Department of Energy-guaranteed borrowings totaled $1,735,586,000, including capitalized interest.

    Pursuant to the amended terms of the Loan Guarantee Agreement, we are restricted from receiving further advances until certain conditions are met, including Department of Energy approval of the Bechtel Agreement (as defined in Note 8) and the Department of Energy and we enter into an amendment to the Loan Guarantee Agreement to incorporate provisions relating to the Bechtel Agreement and other replacement agreements. While not assured, we expect to satisfy these conditions in the second quarter of 2018. When these conditions are satisfied, advances may be requested under the Facility on a quarterly basis through December 31, 2020.

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

    Under the Loan Guarantee Agreement, upon the occurrence of an "Alternate Amortization Event," the Department of Energy may require us to prepay the outstanding principal amount of all guaranteed borrowings over a period of five years, with level principal amortization. These events include (i) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (ii) termination of the Services Agreement as defined in Note 8 or rejection of the Services Agreement in bankruptcy if Georgia Power does not maintain access to certain related intellectual property rights, (iii) a decision by us not to continue construction of Vogtle Units No. 3 and No. 4, (iv) loss of or failure to receive necessary regulatory approvals under certain circumstances, (v) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (vi) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (vii) change of control of Oglethorpe and (viii) certain events of loss or condemnation.

    If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility. We may also voluntarily prepay outstanding borrowings under the Facility. Under the FFB Credit Facility Documents, any prepayment will be subject to a make-whole premium or discount, as applicable.

    On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to approximately $1,620,000,000 of additional guaranteed funding under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. Final approval and issuance of this additional loan guarantee by the Department of Energy cannot be assured and is subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions.

b)
Rural Utilities Service Guaranteed Loans:

    During 2017, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $22,098,000 for long-term financing of general and environmental improvements at existing plants.

    In January 2018, we received an additional $2,636,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

c)
Pollution Control Revenue Bonds:

    On October 12, 2017, the Development Authority of Burke County (Georgia), the Development Authority of Heard County (Georgia) and the Development Authority of Monroe County (Georgia) issued, on our behalf, $122,620,000 (Series 2017A Burke, Heard and Monroe and 2017B Burke) in aggregate principal amount of tax-exempt pollution control revenue bonds to refinance costs associated with certain of our pollution control facilities. The bonds were directly purchased by a bank and the proceeds were used to repay outstanding commercial paper issued to redeem certain auction rate pollution control revenue bonds in January 2017. Each series of bonds bears interest at an indexed variable rate until October 3, 2022, the initial mandatory tender date. Bonds that are not remarketed by the initial mandatory tender date will be returned to the holders thereof and will be subject to mandatory redemption on October 2, 2023. These pollution control revenue bonds are scheduled to mature in 2040 through 2045. Our payment obligations related to these bonds are secured under our first mortgage indenture.

    On December 28, 2017, the Development Authority of Burke County (Georgia) issued, on our behalf, $399,785,000 (Series 2017C, D, E, F Burke) in aggregate principal amount of tax-exempt pollution control revenue bonds to refinance costs associated with certain of our pollution control facilities. The bonds were directly purchased by two banks and the proceeds defeased our obligations under $399,785,000 of pollution control revenue bonds issued in 2008 that were callable on or after January 1, 2018. Those 2008 bonds were fully redeemed on their call date. Each series of the 2017 bonds bore interest at an indexed variable rate until February 1, 2018 when we converted the bonds into fixed interest rate modes. We converted the (i) $200,000,000 Series 2017C and Series 2017D bonds to a fixed rate of 4.125% per annum to maturity with an optional call at par on February 1, 2028, (ii) $100,000,000 Series 2017E bonds to a fixed term rate of 3.25% per annum to the mandatory tender date of February 3, 2025 and (iii) $99,785,000 Series 2017F bonds to a fixed term rate of 3.00% per annum to the mandatory tender date of February 1, 2023. The Series 2017C, D, E, F bonds are scheduled to mature in 2041 through 2045. Our payment obligations related to these bonds are secured under our first mortgage indenture.

d)
Credit Facilities:

    As of December 31, 2017, we had a total of $1,610,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from October 2018 to March 2020. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2017, we had the ability to issue letters of credit totaling $760,000,000 in the aggregate, of which $509,000,000 remained available. At December 31, 2017, we had 1) $251,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and collateral postings to third parties, and 2) $191,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.

    The weighted average interest rate on short-term borrowings at December 31, 2017 and December 31, 2016 was 1.58% and 0.93%, respectively.

8. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2017 and 2016 is as follows:

	2017		2016
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,916,852	$(1,751,558)	$2,885,559	$(1,712,642)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	36,745	(2,514)	36,163	(1,567)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	824,890	(420,000)	809,971	(407,400)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	587,436	(236,155)	577,781	(190,974)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,102,085	(399,774)	1,083,772	(368,948)
Doyle (Combustion Turbine - 100% ownership)	136,351	(106,370)	135,849	(102,642)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	609,048	(246,758)	607,742	(234,765)
Hartwell (Combustion Turbine - 100% ownership)	225,808	(104,269)	227,878	(104,342)
Hawk Road (Combustion Turbine - 100% ownership)	251,671	(73,998)	250,595	(69,984)
Talbot (Combustion Turbine - 100% ownership)	292,250	(128,344)	290,790	(119,874)
Chattahoochee (Combined cycle - 100% ownership)	313,587	(133,378)	313,693	(123,946)
Smith (Combined cycle - 100% ownership)	642,732	(170,366)	614,453	(176,701)
Wansley (Combustion Turbine – 30% ownership)	3,887	(3,552)	3,582	(3,569)
Transmission plant	92,929	(55,502)	92,085	(53,251)
Other	92,179	(54,927)	99,644	(61,356)
Property under capital lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	757,957	(414,867)	757,282	(383,378)

Total in-service	$8,886,407	$(4,302,332)	$8,786,839	$(4,115,339)

Construction work in progress
Vogtle Units No. 3 & No. 4(2)	$2,721,949		$3,069,476
Environmental and other
generation improvements	212,476		158,181
Other	1,443		557

Total construction work in progress	$2,935,868		$3,228,214

(1)
Amounts include plant acquisition adjustments at December 31, 2017 and 2016 of $197,000,000.
(2)
The 2017 amount is net of a $1,104,000,000 credit recorded as a result of payments received from Toshiba under the Guarantee Settlement Agreement as described in Note 8b.

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

    In 2008, Georgia Power, acting for itself and as agent for the Co-owners, entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with Westinghouse Electric Company LLC and Stone & Webster, Inc., which was subsequently acquired by Westinghouse and changed its name to WECTEC Global Project Services Inc. (collectively, Westinghouse). Pursuant to the EPC Agreement, Westinghouse agreed to design, engineer, procure, construct and test two 1,100 megawatt nuclear units using the Westinghouse AP1000 technology and related facilities at Plant Vogtle. Under the terms of the EPC Agreement, the Co-owners agreed to pay a purchase price subject to certain price escalations and adjustments, including fixed escalation amounts and index-based adjustments. Toshiba Corporation guaranteed certain payment obligations of Westinghouse under the EPC Agreement (the Toshiba Guarantee), including any liability of Westinghouse for abandonment of work. Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed price EPC Agreement.

    On March 29, 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with Westinghouse and WECTEC Staffing Services LLC to provide for a continuation of work at Vogtle Units No. 3 and No. 4. The Interim Assessment Agreement expired on July 27, 2017, upon the effective date of the Services Agreement discussed below.

    Subsequent to Westinghouse's bankruptcy filing, a number of subcontractors to Westinghouse alleged non-payment by Westinghouse for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken actions to remove liens on the site filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, actions against Westinghouse and the Co-owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and payment of other Westinghouse pre-petition accounts payable have been paid or accrued as of December 31, 2017.

    On June 9, 2017, Georgia Power and the other Co-owners and Toshiba entered into a settlement agreement regarding the Toshiba Guarantee (the Guarantee Settlement Agreement). Pursuant to the Guarantee Settlement Agreement, Toshiba acknowledged the amount of its obligation under the Toshiba Guarantee was $3,680,000,000 (the Guarantee Obligations), of which our proportionate share was $1,104,000,000. The Guarantee Settlement Agreement provided for a schedule of payments for the Guarantee Obligations beginning in October 2017 and continuing through January 2021. Toshiba made the first three payments as scheduled. On December 8, 2017, the Co-owners, certain affiliates of the Municipal Electric Authority of Georgia, and Toshiba entered into Amendment No. 1 to the Guarantee Settlement Agreement (the Settlement Agreement Amendment). The Settlement Agreement Amendment provided that Toshiba's remaining scheduled payment obligations under the Guarantee Settlement Agreement were due and payable in full on December 15, 2017, which Toshiba satisfied on December 14, 2017. Pursuant to the Settlement Agreement Amendment, Toshiba was deemed to be the owner of certain pre-petition bankruptcy claims of the Co-owners and certain affiliates of the Municipal Electric Authority of Georgia against Westinghouse, and the Co-owners surrendered certain letters of credit securing a portion of Westinghouse's potential obligations under the EPC Agreement.

    Additionally, on June 9, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement, which was amended and restated on July 20, 2017 (the Services Agreement), for Westinghouse to transition construction management of Vogtle Units No. 3 and No. 4 to Southern Nuclear and to provide ongoing design, engineering, and procurement services to Southern Nuclear. On July 20, 2017, the bankruptcy court approved Westinghouse's motion seeking authorization to (i) enter into the Services Agreement, (ii) assume and assign to the Co-owners certain project-related contracts, (iii) join the Co-owners as counterparties to certain assumed project-related contracts, and (iv) reject the EPC Agreement. The Services Agreement, and Westinghouse's rejection of the EPC Agreement, became effective upon approval by the Department of Energy on July 27, 2017. The Services Agreement will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

    Effective October 23, 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). Facility design and engineering remains the responsibility of Westinghouse under the Services Agreement. The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel will be reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events. Pursuant to the loan guarantee agreement between us and the Department of Energy, we are required to obtain the Department of Energy's approval of the Bechtel Agreement and further amend the loan guarantee agreement to incorporate provisions relating to the Bechtel Agreement and other replacement agreements prior to receiving any further advances.

    On November 2, 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth Vogtle construction monitoring (VCM) report of more than $1,000,000,000 or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

    On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation that construction of Vogtle Units No. 3 and No. 4 be completed, with Southern Nuclear Operating Company, Inc. serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Public Service Commission reserve the right to reconsider the decision to continue construction. Parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in one or both of these appeals could have a material impact on our financial condition and results of operations.

    We expect Vogtle Units No. 3 and No. 4 to be placed in service by November 2021 and November 2022, respectively. Our project budget for the additional Vogtle units is $7 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. This budget is net of the $1,104,000,000 of payments we received from Toshiba under the Guarantee Settlement Agreement. As of December 31, 2017, our total investment in the additional Vogtle units was $2,938,000,000, net of the payments received from Toshiba under the Guarantee Settlement Agreement. The payments from Toshiba were recorded as a reduction to the construction work in progress balance for the additional Vogtle units.

    In the event the Vogtle project is cancelled, our proportionate share of the Co-owners' cancellation costs are estimated to be approximately $230,000,000. If the project is cancelled, we would seek regulatory accounting treatment to amortize our investment in the Vogtle project over a long-term period which would require the approval of our board of directors and the Rural Utilities Service.

    As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly and installation of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Aspects of the Westinghouse AP1000 design are based on new technologies and commercial operation of this design has yet to be tested.

    There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely resolution of inspections, tests, analyses, and acceptance criteria and the related approvals by the Nuclear Regulatory Commission, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

    The ultimate outcome of these matters cannot be determined at this time.

9. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,436,000, $1,371,000 and $1,310,000 in 2017, 2016 and 2015, respectively.

    Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Prior to 2016, the effective rate of the employer retirement contribution was 8%. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $3,791,000, $3,678,000 and $2,611,000 in 2017, 2016 and 2015, respectively.

10. Nuclear insurance:

    The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $13,400,000,000. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450,000,000 a licensee of a nuclear power plant could be assessed a deferred premium of up to $127,000,000 per incident for each licensed reactor operated by it, but not more than $19,000,000 per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $153,000,000 per incident, but not more than $23,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than September 10, 2018.

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

    Claims resulting from terrorist acts are covered under both the ANI and NEIL policies subject to normal policy limits. The aggregate, however, that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3,200,000,000 plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.

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

11. Commitments:

a. Operating leases

    As of December 31, 2017, our estimated minimum rental commitments for our railcar leases for use at our coal-fired facilities over the next five years and thereafter are as follows:

(dollars in thousands)

2018	$5,277
2019	2,923
2020	583
Thereafter	–

    These railcar leasing costs are added to the cost of the fossil inventories and are recognized in fuel expense. Rental expenses totaled $4,919,000, $4,456,000 and $4,849,000 in 2017, 2016 and 2015, respectively. We are assessing our future railcar needs and evaluating our leasing options.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Southern Nuclear on our behalf for nuclear fuel, and Georgia Power, on our behalf for coal, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum and maximum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation, government impositions or railcar costs. For further discussion of total nuclear fuel expense, see Note 1g.

    On April 11, 2014, we signed a precedent agreement with Transcontinental Gas Pipeline Company, LLC (Transco) for additional firm natural gas transportation to our Smith facility. The new natural gas pipeline by Transco was placed into service in August 2017. Total fixed charges over the 25-year base term will be approximately $942,500,000.

    As of December 31, 2017, our estimated minimum long-term commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation

2018	$14,809	$56,500	$66,905
2019	7,526	32,500	60,854
2020	4,598	25,300	57,530
2021	–	30,900	57,481
2022	–	26,300	48,515
Thereafter	–	39,600	776,587

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

13. Quarterly financial data (unaudited):

    Summarized quarterly financial information for 2017 and 2016 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(dollars in thousands)
2017
Operating revenues	$354,170	$367,119	$385,906	$327,001
Operating margin	69,330	69,222	68,770	31,548
Net margin	21,454	21,426	20,805	(12,408)
2016
Operating revenues	$348,161	$379,343	$431,013	$348,714
Operating margin	71,093	74,148	70,929	39,494
Net margin	20,598	23,277	18,630	(12,160)

    The negative net margins in the fourth quarter of 2017 and 2016 were due to reductions to revenue requirements in order to achieve the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Oglethorpe Power Corporation

Opinion on the Financial Statements

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive margin (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

    These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

    We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

    Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

    We have served as the Company's auditor since 2010.

Atlanta, Georgia
March 29, 2018

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework) issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors Leadership Structure

    Our principal executive officer and chairman of the board positions are separate and are held by different persons. The chairman of the board and any vice-chairman of the board are elected annually by a majority vote of the members of our board of directors. Our president and chief executive officer is appointed by our board of directors. None of our executive officers or other employees are members of our board of directors.

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

Executive Officer and Director Biographies

    Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Michael L. Smith	58	President and Chief Executive Officer
Michael W. Price	57	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	49	Executive Vice President and Chief Financial Officer
William F. Ussery	53	Executive Vice President, Member and External Relations
Annalisa M. Bloodworth	39	Senior Vice President and General Counsel
Lori K. Holt	56	Senior Vice President, Fuels & Co-owned Assets
James A. Messersmith	63	Senior Vice President, Plant Operations
Keith D. Russell	56	Senior Vice President, Capital Projects and Technical Services
Jami G. Reusch	55	Vice President, Human Resources
Heather Teilhet	42	Vice President, Governmental Affairs
Directors:
Bobby C. Smith, Jr.	64	Chairman and At-Large Director
Marshall S. Millwood	68	Vice-Chairman and At-Large Director
Jimmy G. Bailey	69	At-Large Director
George L. Weaver	70	Member Group Director (Group 1)
James I. White	72	Member Group Director (Group 1)
Danny L. Nichols	53	Member Group Director (Group 2)
Sammy G. Simonton	76	Member Group Director (Group 2)
Randy Crenshaw	65	Member Group Director (Group 3)
M. Anthony Ham	66	Member Group Director (Group 3)
Fred A. McWhorter	71	Member Group Director (Group 4)
Jeffrey W. Murphy	54	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	48	Member Group Director (Group 5)
Wm. Ronald Duffey	76	Outside Director

Executive Officers

Overview

    We are managed and operated under the direction of a president and chief executive officer who is appointed by our board of directors. Our president and chief executive officer selects the remainder of the executive officers. Certain of our executive officers has entered into an employment contract with us that provides for minimum annual base salary and performance pay. See "EXECUTIVE COMPENSATION – Compensation Discussion and Analysis – Employment Agreements" for further discussion of these agreements.

Executive Officer Biographies

    Michael L. Smith is our President and Chief Executive Officer and has served in that capacity since November 2013. Prior to joining Oglethorpe, Mr. Smith served as Georgia Transmission's President and Chief Executive Officer from 2005 to 2013 after he joined Georgia Transmission as its Senior Vice President and Chief Financial Officer in 2003. From 2002 to 2003,

Mr. Smith co-founded and served as the Executive Director of the Committee of Chief Risk Officers. From 1997 to 2002, Mr. Smith held multiple positions at Mirant Corporation, most recently as Vice President and Global Risk Officer. From 1994 to 1997, he was Manager of Planning and Evaluation for Vastar Resources and prior to that he worked at ARCO in various positions from 1983 to 1994. Mr. Smith has a Bachelor's degree in Business Law and a Masters of Business Administration in Finance from Louisiana State University. Mr. Smith is on the board of directors for both the SERC Reliability Corporation and Association of Edison Illuminating Companies. Mr. Smith is also on the board of directors of the Georgia Chamber of Commerce, the Georgia Energy and Industrial Construction Consortium and for ACES Power Marketing.

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

    Lori K. Holt is our Senior Vice President, Fuels & Co-owned Assets and has served in that capacity since January 2017. Ms. Holt joined us in 2009 as Vice President of Fuels and Energy. From 2002 to 2009, Ms. Holt was Managing Director of Business Development for ACES. Prior to joining ACES, she was involved with power plant development for Panda Power Funds. Ms. Holt graduated from the University of Louisville with a Bachelor of Science in Business Administration degree.

    James A. Messersmith is our Senior Vice President, Plant Operations and has served in that capacity since 2007. Mr. Messersmith joined us in 1991 as the Assistant Plant Manager at Rocky Mountain and was promoted to Plant Manager in 1994. In 2001, Mr. Messersmith was promoted again to the position of Director of Plant Operations and in 2002 he became our Vice President, Plant Operations, a position he held until 2007. Mr. Messersmith started his career in facility operations with Public Service Indiana and continued his career at St. Johns River Power Park in Jacksonville, FL prior to joining us. Mr. Messersmith holds a Bachelor of Science degree in Accounting from the University of Southern Indiana and a Master in Business Administration from the University of Evansville.

    Keith D. Russell is our Senior Vice President, Capital Projects and Technical Services and has served in that capacity since 2009. Prior to joining us, Mr. Russell spent 26 years with Southern Company Generation, a business unit of Southern Company. Mr. Russell holds a Master of Business Administration degree and a Bachelor of Science degree in Mechanical Engineering from University of Alabama Birmingham.

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

    Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2021. He is the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and a member of the board of directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is Vice Chair of the board of directors of Piedmont Healthcare, where he is also serves on the Executive Committee, Executive Performance and Compensation Committee and Governance and Nominating Committee. Mr. Duffey is also a member of the board of directors of the Georgia Chamber of Commerce.

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

    Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2019. He is a member of the construction project committee. Mr. McWhorter serves as Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He is the owner of F.A. McWhorter Poultry Farms.

    Marshall S. Millwood is the Vice-Chairman of the Board and an at-large director. Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2021. He is the chairman of the compensation committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

    Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2021. He is a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership

Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.

    Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2020. Mr. Nichols is the chairman of the construction project committee and also serves on the compensation committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.

    Sammy G. Simonton is a member group director (group 2). Mr. Simonton has served on our board of directors since October 2012, and his present term will expire in March 2021. He is a member of the compensation committee. Mr. Simonton is a director of Walton Electric Membership Corporation. Mr. Simonton is currently the owner of Simonton Farms and has previous business affiliations with Meridian Homes, Moreland Altobelli Associates, Inc. and the Georgia Department of Transportation.

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

Components of Total Compensation

    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2017 for our executive officers should be comprised of the following three primary components:

  •
  Annual base salary,

  •
  Performance pay, which consists of a cash award based on the achievement of corporate goals, and

  •
  Benefits, which consist primarily of health, welfare and retirement benefits.

    Certain of our executive officers have an employment agreement that provides for minimum annual base salary and performance pay. See "– Employment Agreements."

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

    Performance Pay.    Performance pay is designed to reward executive officers based on the achievement of certain strategic corporate goals. The corporate goals selected are designed to align the interests of our executive officers and employees with the interests of our members. The compensation committee believes it is appropriate to consider corporate goal achievement when determining executive officers' performance pay because our corporate philosophy focuses on teamwork, and we believe that better results evolve from mutual work towards common goals. Furthermore, the compensation committee believes that our achievement of these corporate goals will correspond to high company performance, and our executive officers are responsible for directing the work and making the strategic decisions necessary to successfully meet these goals. Each executive officer is eligible to receive up to 15% or 20% of his or her base salary as a performance bonus based on the achievement of corporate goals. Certain executive officers have an individual performance component to their performance pay.

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

    We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2017, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.

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

Corporate Goals for Performance Pay

    We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2017, our performance measures were divided into the following categories: i) safety, ii) operations, iii) construction and project management, iv) corporate compliance, v) financial and vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.

    For an executive officer to earn his or her maximum performance pay, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus. Goals are reviewed annually and may be adjusted in order to reflect any changes in our strategic focus. For example, in 2017, we added a new safety goal to enhance our lockout-tagout procedures. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. The following provides an overview of the purposes of each category of our corporate goals:

    Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost work time. One safety performance goal is measured by comparing the incident rate in our work environment against the national incident rate compiled by the U.S. Department of Labor's Bureau of Labor Statistics. The other three goals focus on safety training and meetings and enhancing our safety program and procedures.

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

    Corporate Compliance.    Our corporate compliance goals are divided into two categories – environmental and electric reliability standards. The environmental goals promote our commitment to responsible environmental stewardship while providing reliable and affordable energy. We measure our performance by the number of environmental incidents, such as spills, which not only increase costs for our members but may cause environmental damage. Electric reliability standards compliance is measured by reviewing our performance as determined by standards set by the electric reliability organizations related to protection of our critical and non-critical infrastructure. In 2017, we revised our goals related to our compliance with the electric reliability standards.

    Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. Two other financial goals focus on our internal controls over financial reporting.

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

Calculation of Performance Pay Earned

    Performance pay earned by our executive officers is based on our success in achieving each of our corporate goals. Annually, our board of directors approves a weighted system for determining performance pay whereby we assign a percentage to each of the goals, as noted below. Based on the achievement of each performance metric, a percentage of the weighted goal is available as performance pay to our executive officers. Each performance metric has a minimum threshold level that must be achieved before any performance pay is earned. If the actual performance for that metric meets the applicable threshold, then a pre-determined percentage of the percentage pay for that metric will be awarded. The percentage awarded will increase up to a maximum of 100% of the weighted goal if the maximum performance level of the performance metric is achieved. Threshold and maximum levels are reviewed annually and generally reset as necessary to demand ever improving corporate performance. Meeting the applicable thresholds is not guaranteed and requires diligence and hard work. Exceptional performance is required to reach the maximum goals.

    Certain executive officers' performance pay is based entirely on the achievement of corporate goals and other executive officers' performance pay is based 75% on the achievement of corporate goals and 25% on individual performance. For executive officers whose performance pay is based entirely on corporate goal achievement, we multiply 20% of his or her base salary by the corporate goal achievement percentage to determine his or her performance bonus. For executive officers whose performance pay is based on corporate goals and individual performance, we multiply 15% of his or her base salary by the corporate goal achievement percentage and multiply 5% of his or her base salary by an individual performance ranking that ranges from 0% to 200%.

Assessment of Performance of 2017 Corporate Goals

    The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2017 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2017 Result	Weight	Weighted Goal Achieved

Safety
Incident Rate	Lost Work Time Cases	1+ (if not OSHA)	0	1	3.0%	1.50%
Safety Program(1)	Training and Meetings	33.3%	100.0%	100.0%	1.0%	1.00%
	Safety Observations	175	300	>300	3.0%	3.00%
Procedures	Lockout-Tagout Enhancement	Meet applicable deadlines		100.0%	3.0%	3.00%
Operations(2)
Oglethorpe Managed	Successful Starts	96.9%	100.0%	99.0%	4.0%	2.97%
Fleet	Successful Dispatch	92.5%	97.5%	96.5%	3.0%	1.98%
	Peak Season Availability	66.5%	99.69%	88.5%	19.0%	16.81%
	Smith Gas Availability	0.0%	100.0%	65.9%	1.0%	0.66%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	5.25%	3.25%	1.2%	1.33%	1.33%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	6.0%	4.0%	4.4%	0.67%	0.61%
	Nuclear Fleet Capability Factor	91.7%	92.1%	93.5%	2.0%	2.00%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	100.0%	6.0%	6.00%
	Status of Project	Meet applicable deadlines		0.0%	2.0%	0.00%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines		87.5%	4.0%	3.50%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	2	4.0%	2.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$35,000,000	$77,998,267	14.0%	14.00%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	2.0%	2.00%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	95.7%	15.0%	14.40%

Total					100.0%	88.71%

(1)
Certain sub-goals have been aggregated for purposes of the table.

(2)
Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated results based on all of the generating units within the category.

    As noted above, we achieved 88.71% of our corporate goals for 2017. As a result, Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery received performance pay in an amount equal to 88.71% of 20% of his or her base salary. Mr. Messersmith received an amount equal to 88.71% of 15% of his base salary plus 115% of 5% of his base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2017:

Executive Officer	Performance Pay*

Michael L. Smith	$126,330
Michael W. Price	75,936
Elizabeth B. Higgins	76,468
William F. Ussery	59,436
James D. Messersmith	58,602

*
Performance pay was calculated based on base salaries as of December 31, 2017. Actual compensation earned in 2017 is reported in the Summary Compensation Table below.

Employment Agreements

  General

    We have an employment agreement with Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that these executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting in our members' best interests. We review these agreements on an annual basis. We do not have an employment agreement with Mr. Messersmith.

    Our employment agreement with Mr. Smith extends through December 31, 2020. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible for an annual bonus and to participate in incentive compensation plans generally available to similarly situated employees, determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.

    We also have employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery. The current term of each agreement extends through December 31, 2019 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twelve months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.

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

  Assessment of Severance Arrangements

    Pursuant to their respective employment agreements, certain of our executive officers is entitled to severance payments and benefits in the event they are terminated not for cause or they resign for good reason.

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

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,572,912.

    The compensation committee also considered the total amount of compensation Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery would receive upon the occurrence of a severance event. The compensation committee determined that it was appropriate for these executive officers to receive severance compensation equal to one year's compensation, plus benefits as described below, because such agreements provide a measure of stability for both us and the executive officers. In addition, like our president and chief executive officer, these executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, the compensation committee believes such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins and Mr. Ussery will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal one year of the executive's then current base salary, payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to six months of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for six months. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Price, Ms. Higgins and Mr. Ussery in the circumstances described above is $473,556, $477,600, and $366,506, respectively.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the SEC.

Respectfully Submitted
The Compensation Committee

  Randy Crenshaw
  M. Anthony Ham
  Earnest A. Jakins III
  Danny Nichols
  Marshall S. Millwood
  Sammy G. Simonton

Compensation Committee Interlocks and Insider Participation

    Mr. Millwood, Mr. Crenshaw, Mr. Ham, Mr. Jakins, Mr. Nichols and Mr. Simonton served as members of our compensation committee in 2017.

    Mr. Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.8 million to us in 2017 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.7 million to us in 2017 under its wholesale power contract accounted for approximately 0.4% of our total revenues.

    Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $210.4 million to us in 2017 under its wholesale power contract accounted for approximately 14.7% of our total revenues.

    Mr. Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $44.5 million to us in 2017 under its wholesale power contract accounted for approximately 3.1% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Michael L. Smith	2017	$708,026	$–	$126,330	$144,420	$978,776
President and	2016	683,550	–	129,103	136,677	949,330
Chief Executive Officer	2015	656,250	–	113,050	86,864	856,164
Michael W. Price	2017	425,667	–	75,936	109,838	611,441
Executive Vice President and	2016	411,667	–	77,691	93,704	580,567
Chief Operating Officer	2015	397,500	–	68,360	59,478	525,338
Elizabeth B. Higgins	2017	428,683	–	76,468	91,103	596,254
Executive Vice President and	2016	414,750	–	78,273	79,465	569,914
Chief Financial Officer	2015	400,333	–	68,873	61,701	530,907
William F. Ussery	2017	333,233	–	59,436	73,508	466,177
Executive Vice President,	2016	322,833	–	60,877	78,308	462,018
Member and External Relations	2015	313,333	–	53,833	48,547	415,713
James A. Messersmith	2017	305,546	–	58,602	66,242	430,390
Senior Vice President,
Plant Operations

(1)
Figures for 2017 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith of $36,000, $36,000, $36,000, $36,000, and $36,000, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith, respectively of $89,880, $43,033, $40,642, $25,087 and $20,446; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.

    The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date
Name		Threshold	Maximum

Michael L. Smith	N/A	$31,059	$142,408
Michael W. Price	N/A	$18,669	$85,600
Elizabeth B. Higgins	N/A	$18,800	$86,200
William F. Ussery	N/A	$14,613	$67,000
James A. Messersmith	N/A	$22,361	$76,879

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2017 Corporate Goals."

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

    The following table sets forth contributions for the fiscal year ended December 31, 2017 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE

Michael L. Smith	$25,000	$89,880	$49,391	$–	$399,817
Michael W. Price	$6,066	$43,033	$39,496	–	$303,248
Elizabeth B. Higgins	$12,284	$40,642	$55,842	–	$335,422
William F. Ussery	–	$25,087	$20,572	–	$141,145
James A. Messersmith	–	$20,446	$12,134	–	$81,905

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

Pay Ratio Disclosure

    We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2017.

    To identify our median employee, we determined that as of December 31, 2017, we had 277 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2017 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.

    Based upon this analysis, we determined that our median employee's annual total compensation for 2017 was $138,937. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2017 was $978,776. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2017 was 7.04:1.

Compensation Policies and Practices As They Relate to Our Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Director Compensation

The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2017.

Name	Total Fees Earned or Paid in Cash

Member Directors
Jimmy G. Bailey	$22,100
Randy Crenshaw	$19,900
M. Anthony Ham	$20,100
Ernest A. "Chip" Jakins III	$20,100
Fred A. McWhorter	$21,600
Marshall S. Millwood, Vice-Chairman	$21,600
Jeffrey W. Murphy	$21,200
Danny L. Nichols	$21,000
Bobby C. Smith, Jr., Chairman	$27,080
Sammy G. Simonton	$21,600
George L. Weaver	$23,000
James I. White	$23,600
Outside Director
Wm. Ronald Duffey	$39,600

    During 2017, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings and $300 per day for participation by video conference for a meeting of the advisory board. Our outside director was paid a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining other board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per day when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.8 million to us in 2017 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.7 million to us in 2017 under its wholesale power contract accounted for approximately 0.4% of our total revenues.

    Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $210.4 million to us in 2017 under its wholesale power contract accounted for approximately 14.7% of our total revenues.

    Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $21.3 million to us in 2017 under its wholesale power contract accounted for approximately 1.5% of our total revenues.

    Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $44.5 million to us in 2017 under its wholesale power contract accounted for approximately 3.1% of our total revenues.

    George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $42.0 million to us in 2017 under its wholesale power contract accounted for approximately 2.9% of our total revenues.

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

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2017. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2017 and 2016, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2017	2016

	(dollars in thousands)
Audit Fees(1)	$513	$498
Audit-Related Fees(2)	67	57
Tax Fees(3)	41	26
All Other Fees(4)	2	2

Total	$623	$583

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2017 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2017, 2016 and 2015	59
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2017, 2016 and 2015	60
	Consolidated Balance Sheets, As of December 31, 2017 and 2016	61
	Consolidated Statements of Capitalization, As of December 31, 2017 and 2016	63
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2017, 2016 and 2015	64
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive (Deficit) Margin, For the Years Ended December 31, 2017, 2016 and 2015	65
	Notes to Consolidated Financial Statements	66
	Report of Independent Registered Public Accounting Firm	91
(2)	Financial Statement Schedules
	None applicable.

(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of December 6, 2016. (Filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
4.1	–	Tenth Amended and Restated Loan Contract, dated as of January 30, 2018, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto.
*4.2.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.2.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.2.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.2.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.2.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.2.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.2.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.2.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.2.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.2.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.2.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.2.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.2.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.2.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.2.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.2.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.2.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.2.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)

*4.2.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.2.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.2.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.2.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.2.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.2.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.2.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7.1(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.2.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.2.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.2.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.2.1 (zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*4.2.1 (aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.2.1 (bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.2.1 (ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.2.1 (ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.2.1 (eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.2.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.2.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.2.1(hhh)	–	Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.2.1(iii)	–	Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note, and Series 2011 (RUS X-8) Reimbursement Note. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.2.1(jjj)	–	Sixty-First Supplemental Indenture, dated as of August 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2011A. (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 17, 2011, File No. 000-53908.)

*4.2.1(kkk)	–	Sixty-Second Supplemental Indenture, dated as of April 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2012A (Monroe) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
*4.2.1(lll)	–	Sixty-Third Supplemental Indenture, dated as of November 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2012A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 28, 2012, File No. 000-53908.)
*4.2.1(mmm)	–	Sixty-Fourth Supplemental Indenture, dated as of April 1, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013A (Appling) Note, Series 2013A (Burke) Note and Series 2013A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.2.1(nnn)	–	Sixty-Fifth Supplemental Indenture, dated as of April 23, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013 (FFB Y-8) Note, Series 2013 (RUS Y-8) Reimbursement Note, Series 2013 (FFB AA-8) Note, and Series 2013 (RUS AA-8) Reimbursement Note and amendments to the Indenture. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.2.1(ooo)	–	Deed to Secure Debt, Security Agreement and Sixty-Sixth Supplemental Indenture, dated as of April 25, 2013, made by Oglethorpe and Murray County Industrial Development Authority to U.S. Bank National Association, as trustee, relating to the consolidation of Murray I and II LLC. (Filed as Exhibit 4.4 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.2.1(ppp)	–	Sixty-Seventh Supplemental Indenture, dated as of February 1, 2014, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Future Advance Promissory Note No. 1, Reimbursement Note No. 1, Future Advance Promissory Note No. 2, Reimbursement Note No. 2 and amendments to the Indenture. (Filed as Exhibit 4.8 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.2.1(qqq)	–	Sixty-Eighth Supplemental Indenture, dated as of June 1, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2014A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on June 11, 2014, File No. 000-53908.)
*4.2.1(rrr)	–	Sixty-Ninth Supplemental Indenture, dated as of September 2, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2014 (FFB AB-8) Note and Series 2014 (RUS AB-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2014, File No. 000-53908.)
*4.2.1(sss)	–	Seventieth Supplemental Indenture, dated as of May 27, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Amendment of the Series 2011 (FFB W-8) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2015, File No. 000-53908.)
*4.2.1(ttt)	–	Seventy-First Supplemental Indenture, dated August 24, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the addition of property in Walton County, Georgia. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2015, File No. 000-53908.)

*4.2.1(uuu)	–	Seventy-Second Supplemental Indenture, dated as of April 1, 2016, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2016A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on April 19, 2016, File No. 000-53908).
*4.2.1(vvv)	–	Seventy-Third Supplemental Indenture, dated as of July 26, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain agreements and licenses. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)
*4.2.1(www)	–	Seventy-Fourth Supplemental Indenture, dated as of October 1, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2017A (Burke) Note, the Series 2017B (Burke) Note, the Series 2017A (Heard) Note and the Series 2017A (Monroe) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2017, File No. 333-192954.)
*4.2.1(xxx)	–	Seventy-Fifth Supplemental Indenture, dated as of October 18, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendment of the Original Indenture. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2017, File No. 333-192954.)
4.2.1(yyy)	–	Seventy-Sixth Supplemental Indenture, dated as of December 1, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2017C (Burke) Note, the Series 2017D (Burke) Note, the Series 2017E (Burke) Note and the Series 2017F (Burke) Note.
4.2.1(zzz)	–	Seventy-Seventh Supplemental Indenture, dated as of January 30, 2018, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2018 (FFB AC-8) Note and Series 2018 (RUS AC-8) Reimbursement Note.
*4.2.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.3	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.4.1(1)	–	Loan Agreement, dated as of December 1, 2009, between the Development Authority of Monroe County and Oglethorpe relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.4.2(1)	–	Note, dated December 10, 2009, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.4.3(1)	–	Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.

4.5.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.5.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.5.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.6.1(1)	–	Loan Agreement, dated as of October 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical (Indexed Put Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated October 12, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical indentures.
4.6.4(1)	–	Bondholder's Agreement, dated as of October 1, 2017, by and between Oglethorpe and RBC Municipal Products, LLC, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical bondholder's agreements.
4.7.1(1)	–	Loan Agreement, dated as of December 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical (Fixed Rate and Term Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 28, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical notes.

4.7.3(1)	–	Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical indentures.
4.8.1(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.8.2(1)	–	First Amendment to Term Loan Agreement, dated as of December 20, 2013, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.8.3(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.9.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.9.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.10.1	–	Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.2	–	Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.3	–	Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.4	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.4(a)	–	Amendment No. 1, dated as of June 4, 2015, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)
*4.10.4(b)	–	Amendment No. 2, dated as of March 9, 2016, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)
*4.10.4(c)	–	Amendment No. 3, dated as of July 27, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on July 28, 2017, File No. 333-192954.)
*4.10.4(d)	–	Amendment No. 4, dated as of December 8, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on December 11, 2017, File No. 333-192954.)
*4.10.5	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.10.6	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.4(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as Exhibit 10.1.1(b)).

*10.1.4(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.5(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.5(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.6(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.6(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.6(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.7(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.7(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.8	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.9(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.9(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.2(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 8, 2008, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.2(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)

*10.3.2(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of February 20, 2014, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.2(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(c)	–	Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and the City of Dalton, Georgia, dated as of February 20, 2014. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*10.3.2(d)	–	Amendment regarding Additional Participating Party Rights and Amendment No. 3 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement and Amendment No. 4 to Plant Vogtle Owners Agreement Authorizing Development, Construction, Licensing, and Operation of Additional Generating Units, dated as of November 2, 2017, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2017, File No. 333-192954.)
*10.3.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.3(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.3(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.3(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
10.3.4	–	Settlement Agreement dated as of June 9, 2017, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, The City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Toshiba Corporation. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated June 16, 2017, filed with the SEC on June 16, 2017.)
10.3.4(a)	–	Settlement Agreement Amendment No. 1 to Settlement Agreement, dated December 8, 2017, among Georgia Power, Oglethorpe, the Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, the City of Dalton, Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners, doing business as Dalton Utilities and the Toshiba Corporation (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated December 8, 2017, filed with the SEC on December 11, 2017.)

10.3.5	–	Interim Assessment Agreement, dated as of March 29, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC, WECTEC Staffing Services LLC and WECTEC Global Project Services, Inc. (Incorporated by reference to Exhibit 10(c)(3) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 3, 2017.)
10.3.5(a)	–	Amendment No. 1, dated as of April 28, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10(c)(4) of Georgia Power Company's Form 10-Q for the quarterly period ended March 31, 2017, filed with the SEC on May 3, 2017).
10.3.5(b)	–	Amendment No. 2, dated as of May 12, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated May 12, 2017, filed with the SEC on May 15, 2017.)
10.3.5(c)	–	Amendment No. 3, dated as of June 3, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated June 3, 2017, filed with the SEC on June 5, 2017.)
10.3.5(d)	–	Amendment No. 4, dated as of June 5, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated June 5, 2017, filed with the SEC on June 6, 2017.)
10.3.5(e)	–	Amendment No. 5, dated as of June 9, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.2 of Georgia Power Company's Form 8-K dated June 16, 2017, filed with the SEC on June 16, 2017.)
10.3.5(f)	–	Amendment No. 6, dated as of June 22, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated June 22, 2017, filed with the SEC on June 23, 2017.)
10.3.5(g)	–	Amendment No. 7, dated as of June 28, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated June 28, 2017, filed with the SEC on June 29, 2017.)
10.3.5(h)	–	Amendment No. 8, dated as of July 20, 2017, to Interim Assessment Agreement. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated July 20, 2017, filed with the SEC on July 21, 2017.)
10.3.6(2)	–	Amended and Restated Services Agreement, dated as of July 20, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC and WECTEC Global Project Services Inc. (Incorporated by reference to Exhibit 10(c)(9) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 2, 2017.)
10.3.7(2)	–	Construction Completion Agreement dated as of October 23, 2017, between Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Bechtel Power Corporation. (Incorporated by reference to Exhibit 10(c)(8) of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(b)	–	Amendment to Plant Hal Wansley Operating Agreement, dated as of January 15, 1995, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.4.2(c)	–	Second Amendment to Plant Hal Wansley Operating Agreement, dated as of October 31, 2016, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.4.2(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
*10.4.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.7.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 36 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.7.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.7.5	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.7.6	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.8	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.9	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.9(a)	–	Amendment No. 1 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton. (Filed as Exhibit 10.9(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.9(b)	–	Agreement and Amendment No. 2 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPV J, LLC, MEAG Power SPV P, LLC, MEAG Power SPV M, LLC and City of Dalton. (Filed as Exhibit 10.9(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.10	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.11.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.11.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.11.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.12	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.13	–	Credit Agreement, dated as of March 23, 2015, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, File No. 000-53908.)
*10.14(a)(3)	–	Employment Agreement, dated as of October 11, 2013, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 16, 2013, File No. 000-53908.)
*10.14(b)(3)	–	Amendment to Employment Agreement, dated March 21, 2016, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.14(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, File No. 000-53908.)
*10.15(3)	–	Amended and Restated Employment Agreement, dated as of January 1, 2017, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
*10.16(3)	–	Amended and Restated Employment Agreement, dated as of January 1, 2017, between Oglethorpe and Elizabeth B. Higgins. (Filed as Exhibit 10.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
*10.17(3)	–	Amended and Restated Employment Agreement, dated as of January 1, 2017, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
12.1	–	Oglethorpe Computation of Margins for Interest Ratio and Equity Ratio.
14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2017, File No. 000-53908.)
101	–	XBRL Interactive Data File.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2018.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ MICHAEL L. SMITH MICHAEL L. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2018
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2018
/s/ G. KENNETH WARREN, JR. G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 29, 2018
/s/ JIMMY G. BAILEY JIMMY G. BAILEY	Director	March 29, 2018
/s/ RANDY CRENSHAW RANDY CRENSHAW	Director	March 29, 2018
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 29, 2018
/s/ M. ANTHONY HAM M. ANTHONY HAM	Director	March 29, 2018
/s/ ERNEST A. JAKINS III ERNEST A. JAKINS III	Director	March 29, 2018

Signature	Title	Date

/s/ FRED MCWHORTER FRED MCWHORTER	Director	March 29, 2018
/s/ MARSHALL S. MILLWOOD MARSHALL S. MILLWOOD	Director	March 29, 2018
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 29, 2018
/s/ DANNY L. NICHOLS DANNY L. NICHOLS	Director	March 29, 2018
/s/ SAMMY G. SIMONTON SAMMY G. SIMONTON	Director	March 29, 2018
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 29, 2018
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 29, 2018
/s/ JAMES I. WHITE JAMES I. WHITE	Director	March 29, 2018