Form 10-Q
period 2018-03-31
OGLETHORPE POWER CORP
filed 2018-05-10
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three Months ended March 31, 2018 and 2017	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three Months ended March 31, 2018 and 2017	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin For the Three Months ended March 31, 2018 and 2017	5
	Unaudited Consolidated Statements of Cash Flows For the Three Months ended March 31, 2018 and 2017	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35
SIGNATURES		36

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2017 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

  •
  actions by credit rating agencies;

ii

  •
  commercial banking and financial market conditions;

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2018 and December 31, 2017

	(dollars in thousands)
	2018	2017
Assets
Electric plant:
In service	$8,937,200	$8,886,407
Less: Accumulated provision for depreciation	(4,346,210)	(4,302,332)

	4,590,990	4,584,075
Nuclear fuel, at amortized cost	361,540	358,562
Construction work in progress	3,141,306	2,935,868

Total electric plant	8,093,836	7,878,505

Investments and funds:
Nuclear decommissioning trust fund	440,650	445,055
Investment in associated companies	76,247	74,981
Long-term investments	144,260	140,622
Restricted investments	613,588	653,585
Other	22,900	22,562

Total investments and funds	1,297,645	1,336,805

Current assets:
Cash and cash equivalents	249,110	397,695
Restricted short-term investments	239,492	229,324
Receivables	127,742	156,781
Inventories, at average cost	271,625	266,219
Prepayments and other current assets	17,134	18,884

Total current assets	905,103	1,068,903

Deferred charges:
Regulatory assets	594,908	585,084
Prepayments to Georgia Power	35,613	45,575
Other	13,384	13,267

Total deferred charges	643,905	643,926

Total assets	$10,940,489	$10,928,139

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2018 and December 31, 2017

	(dollars in thousands)
	2018	2017
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$938,487	$911,087
Long-term debt	7,573,810	7,927,562
Obligation under capital lease	87,192	87,192
Other	20,390	20,051

Total capitalization	8,619,879	8,945,892

Current liabilities:
Long-term debt and capital lease due within one year	546,338	216,694
Short-term borrowings	258,797	190,626
Accounts payable	156,973	212,868
Accrued interest	78,452	79,510
Member power bill prepayments, current	64,947	6,171
Other current liabilities	40,051	55,136

Total current liabilities	1,145,558	761,005

Deferred credits and other liabilities:
Asset retirement obligations	744,067	734,997
Member power bill prepayments, non-current	153,500	203,615
Regulatory liabilities	246,386	251,649
Other	31,099	30,981

Total deferred credits and other liabilities	1,175,052	1,221,242

Total equity and liabilities	$10,940,489	$10,928,139

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2018 and 2017

	(dollars in thousands)
	Three Months
	2018	2017
Operating revenues:
Sales to Members	$373,401	$354,144
Sales to non-Members	245	26

Total operating revenues	373,646	354,170

Operating expenses:
Fuel	120,447	103,915
Production	101,272	101,088
Depreciation and amortization	56,788	55,863
Purchased power	15,888	14,976
Accretion	9,320	8,998

Total operating expenses	303,715	284,840

Operating margin	69,931	69,330

Other income:
Investment income	13,964	14,819
Other	1,974	640

Total other income	15,938	15,459

Interest charges:
Interest expense	89,670	93,285
Allowance for debt funds used during construction	(34,199)	(33,087)
Amortization of debt discount and expense	2,998	3,137

Net interest charges	58,469	63,335

Net margin	$27,400	$21,454

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three Months Ended March 31, 2018 and 2017

	(dollars in thousands)
	Three Months
	2018	2017
Net margin	$27,400	$21,454

Other comprehensive margin:
Unrealized loss on available-for-sale securities	—	(39)

Total comprehensive margin	$27,400	$21,415

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Consolidated Statements of Patronage Capital and Membership Fees
and Accumulated Other Comprehensive (Deficit) Margin (Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total
	(dollars in thousands)
Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin:
Net margin	21,454	—	21,454
Unrealized loss on available-for-sale securities	—	(39)	(39)

Balance at March 31, 2017	$881,264	$(409)	$880,855

Balance at December 31, 2017	$911,087	$—	$911,087

Components of comprehensive margin:
Net margin	27,400	—	27,400

Balance at March 31, 2018	$938,487	$—	$938,487

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2018 and 2017

	(dollars in thousands)
	2018	2017
Cash flows from operating activities:
Net margin	$27,400	$21,454

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	91,608	92,049
Accretion cost	9,320	8,998
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(209)	(193)
Deferred outage costs	(11,331)	(19,385)
Loss (gain) on sale of investments	1,290	(16,045)
Regulatory deferral of costs associated with nuclear decommissioning	(6,835)	10,602
Other	(1,394)	(3,138)
Change in operating assets and liabilities:
Receivables	30,958	6,241
Inventories	(5,406)	(12,028)
Prepayments and other current assets	1,646	3,822
Accounts payable	(55,431)	(18,028)
Accrued interest	(1,058)	(35,292)
Accrued taxes	(10,338)	(12,909)
Other current liabilities	(4,126)	(7,059)
Member power bill prepayments	8,661	1,717

Total adjustments	46,908	(1,095)

Net cash provided by operating activities	74,308	20,359

Cash flows from investing activities:
Property additions	(285,374)	(171,806)
Activity in nuclear decommissioning trust fund—Purchases	(122,330)	(165,213)
—Proceeds	120,409	163,635
Decrease in restricted investments	39,997	36,990
Increase in restricted short-term investments	(10,168)	(3)
Activity in other long-term investments—Purchases	(43,844)	(18,190)
—Proceeds	38,063	14,093
Other	8,167	(1,658)

Net cash used in investing activities	(255,080)	(142,152)

Cash flows from financing activities:
Long-term debt proceeds	2,636	4,517
Long-term debt payments	(39,350)	(201,398)
Increase in short-term borrowings, net	68,171	226,722
Other	730	4,213

Net cash provided by financing activities	32,187	34,054

Net decrease in cash and cash equivalents	(148,585)	(87,739)
Cash and cash equivalents at beginning of period	397,695	366,290

Cash and cash equivalents at end of period	$249,110	$278,551

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$55,772	$94,754
Supplemental disclosure of non-cash investing and financing activities:
Accrued property additions at end of period	$133,318	$67,128
Interest paid-in-kind	$14,393	$13,909

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2018 and 2017. Examples of estimates used include those related to our asset retirement obligations and revenue recognition. Estimates for our asset retirement obligations include items such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates. Estimates for revenue recognition include items such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of results to be expected for the full year. As noted in our 2017 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2017 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017.

	Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$141,117	$141,117	$—	$—
International equity trust	88,148	—	88,148	—
Corporate bonds and debt	62,793	—	60,224	2,569
US Treasury securities	38,707	38,707	—	—
Mortgage backed securities	48,125	—	48,125	—
Domestic mutual funds	47,908	47,908	—	—
Municipal bonds	297	—	297	—
Federal agency securities	4,243	—	4,243	—
Non-US Gov't bonds & private placements	572	—	572	—
Other	8,740	8,740	—	—
Long-term investments:
International equity trust	19,923	—	19,923	—
Corporate bonds and debt	15,855	—	14,617	1,238
US Treasury securities	7,147	7,147	—	—
Mortgage backed securities	6,645	—	6,645	—
Domestic mutual funds	90,134	90,134	—	—
Federal agency securities	384	—	384	—
Other	4,172	4,172	—	—
Natural gas swaps	6,903	—	6,903	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$142,419	$142,419	$—
International equity trust	88,820	—	88,820
Corporate bonds and debt	66,317	—	66,317
US Treasury securities	38,791	38,791	—
Mortgage backed securities	49,379	—	49,379
Domestic mutual funds	47,833	47,833	—
Municipal bonds	92	—	92
Federal agency securities	3,725	—	3,725
Other	7,679	7,679	—
Long-term investments:
International equity trust	20,071	—	20,071
Corporate bonds and debt	16,215	—	16,215
US Treasury securities	6,670	6,670	—
Mortgage backed securities	7,267	—	7,267
Domestic mutual funds	87,011	87,011	—
Federal agency securities	259	—	259
Other	3,129	3,129	—
Natural gas swaps	6,328	—	6,328

  The Level 2 investments above in corporate bonds and debt, federal agency mortgage backed securities, and mortgage backed securities may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs. Common inputs include reported trades and broker/dealer bid/ask prices. The fair value of the Level 2 investments above in international equity trust are calculated based on the net asset value per share of the fund. There are no unfunded commitments for the international equity trust and redemption may occur daily with a 3-day redemption notice period.

  The Level 3 investments above in corporate bonds and debt consist of investments in bank loans which are not exchange traded. Although these securities may be liquid and priced daily, their inputs are not observable.

  The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Corporate bonds and debt

(dollars in thousands)
Balance at December 31, 2017	$—
Transfers to Level 3	3,807
Total gains or losses (realized/unrealized):
Changes in net assets	—

Balance at March 31, 2018	$3,807

  None of our assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 at December 31, 2017.

  The estimated fair values of our long-term debt, including current maturities at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	2018		2017

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,212,644	$8,838,667	$8,232,703	$9,155,942

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2018 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

  For cash and cash equivalents, and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account and the carrying amount of these investments approximates fair value because of the liquid nature of the deposits with the U.S. Treasury.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2018, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2018 and December 31, 2017, the estimated fair value of our natural gas contracts was a net liability of approximately $6,903,000 and $6,328,000, respectively.

  As of March 31, 2018 and December 31, 2017, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $6,903,000 with our counterparties.

  The following table reflects the notional volume of our natural gas derivatives as of March 31, 2018 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2018	22.7
2019	20.1
2020	17.0
2021	13.7
2022	8.5

Total	82.0

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2018 and December 31, 2017.

	Balance Sheet Location	Fair Value

		2018	2017
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$308	$412
Liabilities:
Natural gas swaps	Other current liabilities	$836	$1,575
Natural gas swaps	Other deferred credits	$6,375	$5,165

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2018 and 2017.

	Statement of Revenues and Expenses Location	Three months ended March 31,
		2018	2017

		(dollars in thousands)
Natural Gas Swaps	Fuel	$1,392	$840
Natural Gas Swaps	Fuel	(748)	(744)

Total		$644	$96

  The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at March 31, 2018 and December 31, 2017.

	Balance Sheet Location	2018	2017

		(dollars in thousands)
Natural gas swaps	Regulatory asset	$(6,903)	$(6,328)

Total		$(6,903)	$(6,328)

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are classified as available-for-sale and are carried at market value. Prior to the fourth quarter of 2017, unrealized gains and losses of investment securities related to nuclear decommissioning were deferred pursuant to regulated operations accounting, while those for all other investment securities were added to or deducted from accumulated other comprehensive (deficit) margin. During the fourth quarter of 2017, we began applying regulated operations accounting to the unrealized gains and losses to all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. As of March 31, 2018 approximately 65% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize debt and equity securities as of March 31, 2018 and December 31, 2017.

	Gross Unrealized

	(dollars in thousands)
March 31, 2018	Cost	Gains	Losses	Fair Value

Equity	$247,242	$90,257	$(5,296)	$332,203
Debt	244,492	901	(5,599)	239,794
Other	12,912	1	—	12,913

Total	$504,646	$91,159	$(10,895)	$584,910

	Gross Unrealized

	(dollars in thousands)
December 31, 2017	Cost	Gains	Losses	Fair Value

Equity	$246,549	$91,954	$(4,064)	$334,439
Debt	240,878	1,814	(2,262)	240,430
Other	10,807	1	—	10,808

Total	$498,234	$93,769	$(6,326)	$585,677

(E)
Recently Issued or Adopted Accounting Pronouncements.    In May 2014, the Financial Accounting Standards Board (FASB) issued "Revenue from Contracts with Customers" (Topic 606). The new revenue standard requires that an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In addition, Topic 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

  We adopted the new revenue standard effective January 1, 2018, using the full retrospective method, which required us to restate each prior reporting period presented. The adoption of the new revenue standard did not change the nature, amounts or timing of revenues that we recognize within an annual reporting period and resulted in no restatement of revenues recognized for the three months ended March 31, 2017. The most significant impact of the new revenue standard to us relates to the potential recognition of refund liabilities related to capacity revenues in future interim reporting periods. Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flow statements.

  In March 2018, the FASB issued "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." In accordance with the standard, we recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities as of the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Tax Cuts and Job Act signed into law in December 2017, and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service, changes in analysis, interpretations and assumptions we made and actions we may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the fourth quarter of 2018.

  In January 2016, the FASB issued "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. One of the provisions in this standard requires our equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of our subsidiary, to be measured at fair value with changes in fair value recognized in net income. None of the other provisions in this standard will have any impact to our consolidated financial statements. Effective December 31, 2017, we adopted regulatory accounting treatment with respect to unrealized gains and/or losses on our equity investments. Upon applying regulatory accounting treatment, unrealized gains on our equity investments will be recorded as a regulatory liability and, conversely, unrealized losses on our equity investments will be recorded as a regulatory asset, at the end of each reporting period. As of December 31, 2017, we recorded $618,000 of unrealized losses on our equity investments as a regulatory asset. On January 1, 2018, we adopted the amendments within this standard. The adoption of this standard did not have any impact to our consolidated financial statements due to our regulatory accounting treatment for unrealized gains and/or losses on our equity investments.

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

(F)
Revenue Recognition.    As an electric membership cooperative, our principle business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend through 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. While not significant, we also have short-term energy sales to non-members made through industry standard contracts. We do not have multiple operating segments.

  Pursuant to our contracts, we primarily provide two services, capacity and energy. Capacity and energy revenues are recognized by us upon transfer of control of promised services to our members and non-members in an amount that reflects the consideration we expect to receive in exchange for those services. Capacity and energy are distinct and we account for them as separate performance obligations. The obligations to provide capacity and energy are satisfied over time as the customer simultaneously receives and consumes the benefit of these services. Both performance obligations are provided directly by us and not through a third party.

  Each of our members is obligated to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts between us and each of our members. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligates each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices agreed to by us in the applicable agreement. We include margins produced from non-member sales in the rate schedule formula to reduce revenue requirements from our members.

  The standard selling price at which we provide capacity services to our members is determined by our formulary rate on an annual basis. Over the course of a year, our member capacity revenues are relatively stable. Capacity revenues may fluctuate year to year largely due to the recovery of fixed operation and maintenance costs. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as depreciation, interest, fixed operation and maintenance expenses, administrative and general expenses. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan. For information regarding regulatory accounting, see Note I.

  Capacity revenues are recognized by us for standing ready to deliver electricity to our customers. Our capacity revenues are based on the associated costs we expect to recover in a given year and are recognized and billed to our members in equal monthly installments over the course of the year regardless of whether our generation and purchased power resources are dispatched to produce electricity. Non-member capacity revenues, if any, are typically billed and recognized in equal monthly installments over the term of the contract.

  We have a power bill prepayment program pursuant to which our members may prepay future capacity costs and receive a discount. As this program provides us with significant financing, we adjust our capacity revenues by the amount of the discount, which is based on our avoided cost of borrowing. The discounts are credited against the participating members' power bills on a monthly basis. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. Application of the prepayments extends through January 2023, with the majority of the balance scheduled to be applied by the end of 2019.

  We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. We do not provide all of our members' energy requirements. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.

  We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2018, our board has approved a targeted margins for interest ratio of 1.14 and for 2017, we achieved a margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine if a refund to our members of excess consideration is likely. If required, we reduce our capacity revenues proportionately and recognize a refund liability to our members. As of March 31, 2018 and March 31, 2017, no refund liabilities were recorded as we had assessed it not probable that there would be a material refund at the end of the year. Refund liabilities, if any, are included in other current liabilities on our consolidated balance sheets. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

  Sales to members were as follows:

	2018	2017

	(dollars in thousands)
Capacity	$240,481	$237,432
Energy	132,920	116,712

Total	$373,401	$354,144

  Sales to non-members during the three months ended March 31, 2018 and March 31, 2017 were insignificant. There were no capacity sales to non-members during the three months ended March 31, 2018 and March 31, 2017.

  We bill our members for capacity and energy on a monthly basis. Based on the payment terms of the wholesale power contracts and power purchase and sale agreements, we receive payment during the following month in which capacity and energy revenues are billed. Estimated energy charges are billed to members based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month. As payment is due to us within one month of billing, we do not provide significant financing to our customers.

  The opening and closing balances of receivables from contracts with our customers are as follows:

	March 31, 2018	March 31, 2017	December 31, 2017	December 31, 2016

	(dollars in thousands)
Receivables from members	$117,625	$126,150	$126,211	$136,552

  Electric capacity and energy revenues are recognized by us without any obligation for returns, warranties or taxes collected. As our members are jointly and severally obligated to pay all expenses associated with owning and operating our power supply business and we perform an on-going assessment of the credit worthiness of non-members, we have not recorded an allowance for doubtful accounts associated with our receivables from members or non-members.

  For the three months ended March 31, 2018 and March 31, 2017, no impairment losses were recognized on any receivables that arose from contracts with our customers.

(G)
Contingencies and Regulatory Matters.    We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.

  As is typical for electric utilities, we are subject to various federal, state and local environmental laws which represent significant future risks and uncertainties. Air emissions, water discharges and water usage are extensively controlled, closely monitored and periodically reported. Handling and disposal requirements govern the manner of transportation, storage and disposal of various types of waste. We may also become subject to climate change regulations that impose restrictions on emissions of greenhouse gases, including carbon dioxide.

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

  At this time, the ultimate impact of any potential new and more stringent environmental regulations described above is uncertain and could have an effect on our financial condition, results of operations and cash flows as a result of future additional capital expenditures and increased operations and maintenance costs.

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

(H)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At March 31, 2018 and December 31, 2017, we had restricted investments totaling $853,080,000 and $882,909,000, respectively, of which $613,588,000 and $653,585,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of March 31, 2018 and December 31, 2017.

	2018	2017
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$51,313	$52,989
Amortization on capital leases(b)	34,114	33,846
Outage costs(c)	42,590	40,525
Asset retirement obligations—Ashpond and other(k)	76,938	68,289
Depreciation expense(d)	42,311	42,667
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	49,465	48,702
Interest rate options cost(f)	113,297	112,102
Deferral of effects on net margin—Smith Energy Facility(g)	164,969	166,454
Other regulatory assets(l)	19,911	19,510

Total Regulatory Assets	$594,908	$585,084
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$15,048	$12,813
Deferral of effects on net margin—Hawk Road Energy Facility(g)	19,400	19,553
Major maintenance reserve(i)	49,628	47,087
Amortization on capital leases(b)	19,330	20,055
Deferred debt service adder(j)	98,075	95,695
Asset retirement obligations—Nuclear(k)	40,590	53,571
Other regulatory liabilities(l)	4,315	2,875

Total Regulatory Liabilities	$246,386	$251,649

Net Regulatory Assets	$348,522	$333,435

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

(f)
Deferral of premiums paid to purchase interest rate options purchased to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No.3 and No.4 construction. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

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

  Proceeds of advances received under the Facility are used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII Loan Guarantee Program. Aggregate borrowings under the Facility may not exceed $3,057,069,461, of which $335,471,604 is designated for capitalized interest.

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

  At March 31, 2018, aggregate Department of Energy-guaranteed borrowings totaled $1,749,979,000, including capitalized interest.

  Pursuant to the amended terms of the Loan Guarantee Agreement, we are restricted from receiving further advances until certain conditions are met, including Department of Energy approval of the Bechtel Agreement (as defined in Note L) and the Department of Energy and we enter into an amendment to the Loan Guarantee Agreement to incorporate provisions relating to the Bechtel Agreement and other replacement agreements. While not assured, we expect to satisfy these conditions in June 2018. When these conditions are satisfied, advances may be requested under the Facility on a quarterly basis through December 31, 2020.

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

  Under the Loan Guarantee Agreement, upon the occurrence of an "Alternate Amortization Event," the Department of Energy may require us to prepay the outstanding principal amount of all guaranteed borrowings over a period of five years, with level principal amortization. These events include (i) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (ii) termination of the Services Agreement as defined in Note L or rejection of the Services Agreement in bankruptcy if Georgia Power does not maintain access to certain related intellectual property rights, (iii) a decision by us not to continue construction of Vogtle Units No. 3 and No. 4, (iv) loss of or failure to receive necessary regulatory approvals under certain circumstances, (v) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (vi) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (vii) change of control of Oglethorpe and (viii) certain events of loss or condemnation.

  If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility. We may also voluntarily prepay outstanding borrowings under the Facility. Under the FFB Credit Facility Documents, any prepayment will be subject to a make-whole premium or discount, as applicable.

  On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1,620,000,000 of additional guaranteed funding under the Loan Guarantee Agreement. This conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. Final approval and issuance of this additional loan guarantee by the Department of Energy cannot be assured and is subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the three-month period ended March 31, 2018, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $2,636,000 for long-term financing of general and environmental improvements at existing plants.

  In April 2018, we received an additional $233,564,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

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

  Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed-price EPC Agreement. In March 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with Westinghouse and WECTEC Staffing Services LLC to provide for a continuation of work at Vogtle Units No. 3 and No. 4. The Interim Assessment Agreement expired in July 2017 upon the effective date of the Services Agreement.

  Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technological support and staff augmentation on a time and materials cost basis. The Services Agreement will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

  In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events. Pursuant to the Loan Guarantee Agreement between us and the Department of Energy, we are required to obtain the Department of Energy's approval of the Bechtel Agreement prior to obtaining any further advances under the Loan Guarantee Agreement.

  In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth Vogtle construction monitoring (VCM) report of more than $1,000,000,000 or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

  On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation that construction of Vogtle Units No. 3 and No. 4 be completed, with Southern Nuclear Operating Company, Inc. serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Public Service Commission reserve the right to reconsider the decision to continue construction. Parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in either appeal could have a material impact on our financial condition and results of operations.

  We expect Vogtle Units No. 3 and No. 4 to be placed in service by November 2021 and November 2022, respectively. Our project budget for the additional Vogtle units is $7.0 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. As of March 31, 2018, our total investment in the additional Vogtle units was approximately $3,160,067,000.

  Subsequent to Westinghouse's bankruptcy filing, a number of subcontractors to Westinghouse alleged non-payment by Westinghouse for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken actions to remove liens on the site filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, actions against Westinghouse and the Co-owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and payment of other Westinghouse pre-petition accounts payable have been paid or accrued as of March 31, 2018.

  As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly and installation of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Aspects of the Westinghouse AP1000 design are based on new technologies, and commercial operation of this design has yet to be tested.

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

Results of Operations

For the Three Months Ended March 31, 2018 and 2017

Net Margin

Our net margins for the three-month period ended March 31, 2018 were $27.4 million compared to $21.5 million for the same period of 2017. Through March 31, 2018, we collected approximately 53% of our targeted net margin of $52.1 million for the year ending December 31, 2018. These collections are typical as our capacity revenues are generally recorded evenly throughout the year and our management budgets conservatively. We have assessed our annual revenue requirements as of March 31, 2018 and concluded that recording a refund liability is not required based on our current projections. Historically, our board of directors approves a budget adjustment by the end of the year so margins will achieve, but not exceed, the targeted 1.14 margins for interest ratio, which is 1.14 for 2018. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2017 Form 10-K.

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

The components of member revenues for the three-month periods ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		2018 vs. 2017 % Change

	(dollars in thousands)
	2018	2017

Capacity revenues	$240,481	$237,432	1.3%
Energy revenues	132,920	116,712	13.9%

Total	$373,401	$354,144	5.4%

MWh Sales to members	5,100,326	5,324,823	(4.2%)
Cents/kWh	7.32	6.65	10.1%
Member energy requirements supplied	54%	64%	(15.6%)

Energy revenues from members increased for the three-month period ended March 31, 2018 compared to the same period in 2017 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary components of energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended March 31,		2018 vs.	Three Months Ended March 31,		2018 vs.	Three Months Ended March 31,		2018 vs.

Fuel Source	2018	2017	2017 % Change	2018	2017	2017 % Change	2018	2017	2017 % Change

Coal	$18,201	$19,629	(7.3%)	590,052	661,135	(10.8%)	3.08	2.97	3.9%
Nuclear	20,823	20,542	1.4%	2,484,443	2,277,498	9.1%	0.84	0.90	(7.1%)
Gas:
Combined Cycle	72,317	61,747	17.1%	2,121,146	2,480,997	(14.5%)	3.41	2.49	37.0%
Combustion Turbine	9,106	1,996	356.2%	55,786	42,806	30.3%	16.32	4.66	250.1%

	$120,447	$103,914	15.9%	5,251,427	5,462,436	(3.9%)	2.29	1.90	20.6%

Total fuel costs increased for the three-month period ended March 31, 2018 compared to the same period of 2017 primarily due to increased natural gas prices, particularly during January 2018 when extreme cold weather affected the supply and transportation of natural gas. In addition to the natural gas consumed being more expensive, the higher cost contributed to a shift in generation to oil and coal-fired units. An unplanned outage at one of our coal-fired units also contributed to the shift in generation to relatively more expensive units. Total generation for first quarter 2018 decreased largely due to plant outages, which in part resulted in members procuring a larger portion of their energy requirements from other sources as compared to first quarter 2017.

Financial Condition

Balance Sheet Analysis as of March 31, 2018

Assets

Cash used for property additions for the three-month period ended March 31, 2018 totaled $285.4 million. Of this amount, $218.3 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $23.8 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on our Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Receivables decreased $29.0 million for the three-month period ended March 31, 2018 primarily due to receipt of working capital advanced to contractors in connection with the Vogtle Units No. 3 and No. 4 construction project. In addition, a decline in member sales contributed to the decrease in receivables for the period.

Equity and Liabilities

Long-term debt decreased $353.8 million and long-term debt and capital leases within one year increased $329.6 million primarily due to $350 million of first mortgage bonds maturing in March 2019 that were classified as current debt during the three-month period ended March 31, 2018.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $68.2 million during the three-month period ended March 31, 2018.

Accounts payable decreased $55.9 million during the three-month period ended March 31, 2018. Payables to Georgia Power for capital costs associated with the Vogtle Units No. 3 and No. 4 and for operation and maintenance costs for our co-owned plants decreased $22.7 million as compared to December 31, 2017. Also contributing to the decrease was $29.1 million in credits, applied to our members' bills in the first quarter of 2018, for a board-approved reduction in 2017 revenue requirements as a result of margin collections in excess of our 2017 target.

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

Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed price EPC Agreement. In March 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, Georgia Power, acting for itself and as agent for the other Co-owners, entered into an Interim Assessment Agreement with Westinghouse and WECTEC Staffing Services LLC to provide for a continuation of work at Vogtle Units No. 3 and No. 4. The Interim Assessment Agreement expired in July 2017 upon the effective date of the Services Agreement.

Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technological support and staff augmentation on a time and materials cost basis. The Services Agreement will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, whereby Bechtel will serve as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events. Pursuant to the loan guarantee agreement between us and the Department of Energy, we are required to obtain the Department of Energy's approval of the Bechtel Agreement prior to obtaining any further advances under the loan guarantee agreement.

In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates because such costs are deemed unreasonable or imprudent; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth Vogtle construction monitoring (VCM) report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation that construction of Vogtle Units No. 3 and No. 4 be completed, with Southern Nuclear Operating Company, Inc. serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, both Georgia Power and the Public Service Commission reserve the right to reconsider the decision to continue construction. Parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in either appeal could have a material impact on our financial condition and results of operations.

We expect Vogtle Units No. 3 and No. 4 to be placed in service by November 2021 and November 2022, respectively. Our project budget for the additional Vogtle units is $7.0 billion, which includes capital costs, allowance for funds used during construction and a contingency amount. As of March 31, 2018, our total investment in the additional Vogtle units was $3.2 billion.

Subsequent to Westinghouse's bankruptcy filing, a number of subcontractors to Westinghouse alleged non-payment by Westinghouse for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken actions to remove liens on the site filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, actions against Westinghouse and the Co-owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and payment of other Westinghouse pre-petition accounts payable have been paid or accrued as of March 31, 2018.

We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have borrowed $1.75 billion as of March 31, 2018. Pursuant to the terms of the loan guarantee agreement, no further advances are permitted pending satisfaction of certain conditions, including approval of the Bechtel Agreement and an amendment to the loan guarantee agreement to incorporate provisions relating to the Bechtel Agreement and other replacement agreements. We expect to satisfy these conditions in June 2018. On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. Final approval and issuance of the additional loan guarantee by the Department of Energy cannot be assured and is subject to an amendment and restatement of the loan guarantee agreement and satisfaction of certain other conditions. For additional information regarding conditions for future advances, potential repayment over a five-year period, covenants and events of default under the loan guarantee agreement with the Department of Energy, see Note K of Notes to Unaudited Consolidated Financial Statements. We have also financed an additional $1.4 billion of the capital costs of the Vogtle units through capital market debt issuances. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loan" and "Capital Requirements—Capital Expenditures."

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

As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity and availability, fabrication, delivery, assembly and installation of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Aspects of the Westinghouse AP1000 design are based on new technologies, and commercial operation of this design has yet to be tested.

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

See "RISK FACTORS" in our 2017 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities.

For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2017 Form 10-K.

Liquidity

At March 31, 2018, we had $1.35 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $249 million in cash and cash equivalents and $1.1 billion of unused and available committed credit arrangements.

At March 31, 2018, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount		Available March 31, 2018		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210		$815	(1)	March 2020
CFC Line of Credit(2)	110		110		December 2018
JPMorgan Chase Line of Credit	150		34	(3)	October 2018
Secured Facilities:
CFC Term Loan(2)	140	(2)	140	(2)	December 2018

Total	$1,610		$1,099

(1)
Of the portion of this facility that was unavailable at March 31, 2018, $259 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(2)
Under the secured term loan with CFC, we can borrow up to $250 million. However, any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the term loan. Therefore, we reflect $140 million as the amount authorized and available under the term loan even though no amounts have been borrowed under that facility. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.

(3)
Of the portion of this facility that was unavailable at March 31, 2018, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

Currently, we are primarily using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of long-term funding under the Department of Energy-guaranteed Federal Financing Bank loan. See Note K of Notes to Unaudited Consolidated Financial Statements and "—Department of Energy-Guaranteed Loan below for a discussion of our ability to request further loan advances pending satisfaction of certain conditions relating to the Vogtle project, including an amendment to the loan guarantee agreement.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at March 31, 2018. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2018, the required minimum level was $675 million and our actual patronage capital was $938 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At March 31, 2018, we had $8.2 billion of secured indebtedness and $259 million of unsecured indebtedness outstanding.

At March 31, 2018, we had $853 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of March 31, 2018—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2018, we had $8.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2017 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At March 31, 2018, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $678 million with $248 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2018, we had $2.4 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In 2014, we entered into a loan guarantee agreement with the Department of Energy that we expect will fund $3.1 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. At March 31, 2018, we had borrowed $1.7 billion, including capitalized interest, under this loan and we had the capacity to fund an additional $1.3 billion under the facility based on the amount of eligible project costs already incurred.

Our last advance under this loan was in December 2016. Following the bankruptcy of Westinghouse in March 2017, the loan guarantee agreement was amended to restrict advances pending the satisfaction of certain conditions, including the Department of Energy's approval of the Bechtel Agreement and a further amendment to the loan guarantee agreement to incorporate provisions related to the Bechtel Agreement and other replacement agreements. While not assured, we expect to satisfy these conditions in June 2018 and to request an advance in the third quarter of 2018.

In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This additional funding is subject to an amendment and restatement of the loan guarantee agreement, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of certain other conditions. Final approval and issuance of the additional loan guarantee cannot be assured. The conditional commitment expires on June 30, 2018, subject to any extension approved by the Department of Energy. While not assured, we expect to close on this facility in June 2018. If closed, our aggregate Department of Energy loan financing for the Vogtle expansion project will increase to nearly $4.7 billion.

All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding this loan, see Note K of Notes to Consolidated Financial Statements.

At March 31, 2018, we had funded in the aggregate approximately $3.1 billion of our Vogtle project cost. In addition to the Department of Energy funding, we have issued $1.4 billion of first mortgage bonds to finance a portion of the Vogtle expansion that will not be funded by the Department of Energy. We expect to finance the Vogtle project costs not covered by the Department of Energy-guaranteed loans with additional capital market financings.

For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2017 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" of our 2017 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2017 Form 10-K.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in "Item 1A—RISK FACTORS" in our 2017 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
10.1	Third Amendment to Plant Hal Wansley Operating Agreement, dated as of April 15, 2018, by and among Georgia Power Company, Oglethorpe and City of Dalton.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2015-2017).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 10, 2018	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: May 10, 2018		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)