Form 10-Q
period 2018-06-30
OGLETHORPE POWER CORP
filed 2018-08-10
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

		Page No.
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	1
	Unaudited Consolidated Statements of Revenues and Expenses For the Three and Six Months ended June 30, 2018 and 2017	3
	Unaudited Consolidated Statements of Comprehensive Margin For the Three and Six Months ended June 30, 2018 and 2017	4
	Unaudited Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit For the Six Months ended June 30, 2018 and 2017	5
	Unaudited Consolidated Statements of Cash Flows For the Six Months ended June 30, 2018 and 2017	6
	Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
SIGNATURES		42

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2017 and under "Risk Factors" in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2018 and December 31, 2017

	(dollars in thousands)
	2018	2017
Assets
Electric plant:
In service	$8,976,019	$8,886,407
Less: Accumulated provision for depreciation	(4,391,583)	(4,302,332)

	4,584,436	4,584,075
Nuclear fuel, at amortized cost	350,425	358,562
Construction work in progress	3,369,651	2,935,868

Total electric plant	8,304,512	7,878,505

Investments and funds:
Nuclear decommissioning trust fund	446,985	445,055
Investment in associated companies	75,246	74,981
Long-term investments	151,399	140,622
Restricted investments	585,111	653,585
Other	23,238	22,562

Total investments and funds	1,281,979	1,336,805

Current assets:
Cash and cash equivalents	524,874	397,695
Restricted short-term investments	219,989	229,324
Receivables	164,784	156,781
Inventories, at average cost	263,759	266,219
Prepayments and other current assets	20,217	18,884

Total current assets	1,193,623	1,068,903

Deferred charges:
Regulatory assets	597,611	585,084
Prepayments to Georgia Power	33,532	45,575
Other	13,474	13,267

Total deferred charges	644,617	643,926

Total assets	$11,424,731	$10,928,139

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2018 and December 31, 2017

	(dollars in thousands)
	2018	2017
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$955,771	$911,087
Long-term debt	7,779,704	7,927,562
Obligation under capital lease	84,534	87,192
Other	20,728	20,051

Total capitalization	8,840,737	8,945,892

Current liabilities:
Long-term debt and capital lease due within one year	554,340	216,694
Short-term borrowings	438,021	190,626
Accounts payable	192,590	212,868
Accrued interest	85,671	79,510
Member power bill prepayments, current	113,025	6,171
Other current liabilities	51,238	55,136

Total current liabilities	1,434,885	761,005

Deferred credits and other liabilities:
Asset retirement obligations	749,659	734,997
Member power bill prepayments, non-current	109,000	203,615
Regulatory liabilities	253,683	251,649
Other	36,767	30,981

Total deferred credits and other liabilities	1,149,109	1,221,242

Total equity and liabilities	$11,424,731	$10,928,139

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2018 and 2017

	(dollars in thousands)
	Three Months		Six Months
	2018	2017	2018	2017
Operating revenues:
Sales to Members	$365,811	$361,323	$739,212	$715,467
Sales to non-Members	110	46	355	72

Total operating revenues	365,921	361,369	739,567	715,539

Operating expenses:
Fuel	122,144	118,723	242,591	222,638
Production	101,891	99,185	203,163	200,273
Depreciation and amortization	56,841	55,977	113,629	111,840
Purchased power	14,761	14,901	30,649	29,877
Accretion	9,435	9,111	18,756	18,109

Total operating expenses	305,072	297,897	608,788	582,737

Operating margin	60,849	63,472	130,779	132,802

Other income:
Investment income	14,719	14,840	28,683	29,659
Other	1,643	641	3,617	1,281

Total other income	16,362	15,481	32,300	30,940

Interest charges:
Interest expense	91,825	93,527	181,495	186,812
Allowance for debt funds used during construction	(34,950)	(33,349)	(69,149)	(66,436)
Amortization of debt discount and expense	3,051	3,099	6,049	6,236

Net interest charges	59,926	63,277	118,395	126,612

Net margin	$17,285	$15,676	$44,684	$37,130

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Comprehensive Margin (Unaudited) For the Three and Six Months Ended June 30, 2018 and 2017

	(dollars in thousands)
	Three Months		Six Months
	2018	2017	2018	2017
Net margin	$17,285	$15,676	$44,684	$37,130

Other comprehensive margin:
Unrealized gain (loss) on available-for-sale securities	—	1	—	(38)

Total comprehensive margin	$17,285	$15,677	$44,684	$37,092

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive Deficit (Unaudited) For the Six Months Ended June 30, 2018 and 2017

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive Deficit	Total
Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin:
Net margin	37,130	—	37,130
Unrealized loss on available-for-sale securities	—	(38)	(38)

Balance at June 30, 2017	$896,940	$(408)	$896,532

Balance at December 31, 2017	$911,087	$—	$911,087

Components of comprehensive margin:
Net margin	44,684	—	44,684

Balance at June 30, 2018	$955,771	$—	$955,771

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2018 and 2017

	(dollars in thousands)
	2018	2017
Cash flows from operating activities:
Net margin	$44,684	$37,130

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	184,323	185,640
Accretion cost	18,756	18,109
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(450)	(387)
Deferred outage costs	(12,411)	(22,194)
Loss (gain) on sale of investments	3,152	(16,352)
Regulatory deferral of costs associated with nuclear decommissioning	(13,966)	5,707
Other	(2,637)	(4,934)
Change in operating assets and liabilities:
Receivables	(7,254)	4,556
Inventories	2,460	(6,897)
Prepayments and other current assets	(518)	361
Accounts payable	(25,517)	27,736
Accrued interest	6,161	(31,944)
Accrued taxes	1,269	(2,641)
Other current liabilities	(7,600)	(4,852)
Member power bill prepayments	12,239	(48,831)
Other	6,188	—

Total adjustments	163,301	102,183

Net cash provided by operating activities	207,985	139,313

Cash flows from investing activities:
Property additions	(561,033)	(474,683)
Activity in nuclear decommissioning trust fund—Purchases	(262,959)	(235,754)
—Proceeds	259,092	232,376
Decrease in restricted investments	68,474	12,147
Decrease in restricted short-term investments	9,335	61,889
Activity in other long-term investments—Purchases	(102,715)	(39,042)
—Proceeds	90,329	25,390
Other	10,473	(2,225)

Net cash used in investing activities	(489,004)	(419,902)

Cash flows from financing activities:
Long-term debt proceeds	236,200	4,517
Long-term debt payments	(77,234)	(240,182)
Increase in short-term borrowings, net	247,395	425,929
Other	1,837	10,141

Net cash provided by financing activities	408,198	200,405

Net increase (decrease) in cash and cash equivalents	127,179	(80,184)
Cash and cash equivalents at beginning of period	397,695	366,290

Cash and cash equivalents at end of period	$524,874	$286,106

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$104,670	$150,849
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$2,404	$0
Accrued property additions at end of period	$141,338	$104,799
Interest paid-in-kind	$29,072	$28,092

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and six-month periods ended June 30, 2018 and 2017. Examples of estimates used include those related to our asset retirement obligations and revenue recognition. Estimates for our asset retirement obligations include items such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates. Estimates for revenue recognition include items such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.

  Pursuant to our adoption of Revenue from Contracts with Customers (Topic 606), we adjusted sales to members for the three and six month periods ended June 30, 2017 in our Consolidated Statements of Revenues and Expenses to reflect a $5.8 million refund liability. The refund liability represents the adjustment to our revenue that we assessed as of June 30, 2017, that would have been required to meet our 2017 annual revenue requirement.

  These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of results to be expected for the full year. As noted in our 2017 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2017 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017.

	Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$146,480	$146,480	$—	$—
International equity trust	86,840	—	86,840	—
Corporate bonds and debt	51,481	—	48,172	3,309
US Treasury securities	42,148	42,148	—	—
Mortgage backed securities	56,752	—	56,752	—
Domestic mutual funds	50,776	50,776	—	—
Municipal bonds	288	—	288	—
Federal agency securities	5,164	—	5,164	—
Non-US Gov't bonds & private placements	1,466	—	1,466	—
Other	5,590	5,590	—	—
Long-term investments:
International equity trust	19,632	—	19,632	—
Corporate bonds and debt	13,200	—	11,512	1,688
US Treasury securities	7,643	7,643	—	—
Mortgage backed securities	11,062	—	11,062	—
Domestic mutual funds	91,714	91,714	—	—
Federal agency securities	452	—	452	—
Treasury STRIPS	4,641	—	4,641	—
Other	3,055	3,055	—	—
Natural gas swaps	11,382	—	11,382	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$142,419	$142,419	$—
International equity trust	88,820	—	88,820
Corporate bonds and debt	66,317	—	66,317
US Treasury securities	38,791	38,791	—
Mortgage backed securities	49,379	—	49,379
Domestic mutual funds	47,833	47,833	—
Municipal bonds	92	—	92
Federal agency securities	3,725	—	3,725
Other	7,679	7,679	—
Long-term investments:
International equity trust	20,071	—	20,071
Corporate bonds and debt	16,215	—	16,215
US Treasury securities	6,670	6,670	—
Mortgage backed securities	7,267	—	7,267
Domestic mutual funds	87,011	87,011	—
Federal agency securities	259	—	259
Other	3,129	3,129	—
Natural gas swaps	6,328	—	6,328

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

  The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2018.

Three Months Ended June 30, 2018
Corporate bonds and debt

(dollars in thousands)
Balance at March 31, 2018	$3,807
Transfers to Level 3	1,190
Total gains or losses (realized/unrealized):
Changes in net assets	—

Balance at June 30, 2018	$4,997

Six Months Ended June 30, 2018
Corporate bonds and debt

(dollars in thousands)
Balance at December 31, 2017	$—
Transfers to Level 3	4,997
Total gains or losses (realized/unrealized):
Changes in net assets	—

Balance at June 30, 2018	$4,997

  None of our assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 at December 31, 2017.

  The estimated fair values of our long-term debt, including current maturities at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	2018		2017

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,423,001	$8,947,616	$8,232,703	$9,155,942

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2018 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

  For cash, cash equivalents, and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account and the carrying amount of these investments approximates fair value because of the liquid nature of the deposits with the U.S. Treasury.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2018, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At June 30, 2018 and December 31, 2017, the estimated fair value of our natural gas contracts was a net liability of approximately $11,382,000 and $6,328,000, respectively.

  As of June 30, 2018 and December 31, 2017, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $11,382,000 with our counterparties.

  The following table reflects the notional volume of our natural gas derivatives as of June 30, 2018 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2018	15.4
2019	21.6
2020	18.4
2021	16.8
2022	10.7
2023	0.2

Total	83.1

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2018 and December 31, 2017.

	Balance Sheet Location	Fair Value

		2018	2017
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$1,228	$412
Liabilities:
Natural gas swaps	Other current liabilities	$747	$1,575
Natural gas swaps	Other deferred credits	$11,863	$5,165

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and six months ended June 30, 2018 and 2017.

	Statement of Revenues and Expenses Location	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017

		(dollars in thousands)
Natural Gas Swaps	Fuel	$359	$1,897	$1,751	$2,736
Natural Gas Swaps	Fuel	(111)	(73)	(859)	(817)

Total		$248	$1,824	$892	$1,919

  The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at June 30, 2018 and December 31, 2017.

	Balance Sheet Location	2018	2017

		(dollars in thousands)
Natural gas swaps	Regulatory asset	$(11,382)	$(6,328)

Total		$(11,382)	$(6,328)

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are carried at market value. Prior to October 1, 2017, unrealized gains and losses of investment securities related to nuclear decommissioning were deferred pursuant to regulated operations accounting, while those for all other investment securities were recorded to accumulated other comprehensive (deficit) margin. During the fourth quarter of 2017, we began applying regulated operations accounting to the unrealized gains and losses for all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. As of June 30, 2018, approximately 66% of these gross unrealized losses had been unrealized for a duration of less than one year.

  The following tables summarize debt and equity securities as of June 30, 2018 and December 31, 2017.

	Gross Unrealized

	(dollars in thousands)
June 30, 2018	Cost	Gains	Losses	Fair Value

Equity	$248,817	$96,340	$(4,885)	$340,272
Debt	253,860	694	(5,087)	249,467
Other	8,645	—	—	8,645

Total	$511,322	$97,034	$(9,972)	$598,384

	Gross Unrealized

	(dollars in thousands)
December 31, 2017	Cost	Gains	Losses	Fair Value

Equity	$246,549	$91,954	$(4,064)	$334,439
Debt	240,878	1,814	(2,262)	240,430
Other	10,807	1	—	10,808

Total	$498,234	$93,769	$(6,326)	$585,677

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

  We adopted the new revenue standard effective January 1, 2018, using the full retrospective method, which required us to restate each prior reporting period presented. The adoption of the new revenue standard did not change the nature, amounts or timing of revenues we recognize within an annual reporting period. The most significant impact of the new revenue standard to us relates to the potential recognition of refund liabilities related to capacity revenues in interim reporting periods. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. For the six months ended June 30, 2018 and 2017, we recognized refund liabilities totaling $5,650,000 and $5,750,000, respectively. Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

  In February 2016, the FASB issued "Leases (Topic 842)." The new leases standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. Quantitative and qualitative disclosures will also be required surrounding significant judgments made by management. The new lease standard does not substantially change lessor accounting. The new leases standard is effective for us on a modified retrospective approach for annual reporting periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted.

  In January 2018, the FASB issued "Land Easement Practical Expedient for Transition to Topic 842" that allows an entity to not evaluate existing and expired land easements that were not previously accounted for as leases upon adoption of Topic 842. Any land easements entered into prospectively or modified after adoption should be evaluated to assess whether they meet the definition of a lease.

  In July 2018, the FASB issued "Codification Improvements to Topic 842, Leases" to clarify certain narrow aspects of the guidance in Topic 842. The effective date and transition requirements in this standard are the same as the requirements in Topic 842. We are currently assessing the potential impacts of the amendments in this standard in context of the overall adoption of the new accounting guidance for leases. In addition, we continue to monitor both the FASB's ongoing standard-setting activities that may result in the issuance of additional targeted improvements, as well as potential industry implementation issues.

  In July 2018, the FASB issued "Leases (Topic 842): Targeted Improvements" to add a new transition method to the new leases standard that allows entities to not apply the new guidance in the comparative periods entities present in their financial statements in the year of adoption. The FASB also provided a practical expedient that gives lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component.

  While we have not fully completed our evaluation of the new leases standard, we expect that the adoption of such standard will not have a material impact on our consolidated financial statements. Our lease portfolio consists of our 60% undivided interest in Scherer Unit No. 2, railcars leases for the transportation of coal and various nominal leases.

  We account for the Scherer Unit No. 2 leases as capital leases and the railcars leases as operating leases under the current lease accounting model. At this time, we believe that the key changes in adopting the new leases standard will be how we account for our operating leases that are currently off-balance sheet. Our evaluation process includes, but is not limited to, reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients available to us.

  We will adopt the new leases standard on January 1, 2019.

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

  In March 2018, the FASB issued "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." In accordance with the standard, we recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities as of the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Tax Cuts and Job Act signed into law in December 2017, and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service, changes in analysis, interpretations and assumptions we made and actions we may take as a result of the Act. We are continuing to gather information to assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns during the fourth quarter of 2018.

(F)
Revenue Recognition.    As an electric membership cooperative, our principle business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend through December 30, 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. While not significant, we also have short-term energy sales to non-members made through industry standard contracts. We do not have multiple operating segments.

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

  Each of our members is obligated to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts between us and each of our members. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligates each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices agreed to by us in the applicable agreement. Margins produced from non-member sales are included in the rate schedule formula and reduce revenue requirements from our members.

  The standard selling price at which we provide capacity services to our members is determined by our formulary rate on an annual basis. As a result, the consideration we receive for providing capacity services is determined annually. Over the course of a year, our member capacity revenues are relatively stable. Capacity revenues may fluctuate year to year largely due to the recovery of fixed operation and maintenance costs. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as depreciation, interest, fixed operation and maintenance expenses, administrative and general expenses. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan. For information regarding regulatory accounting, see Note I.

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

  We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2018, our board has approved a targeted margins for interest ratio of 1.14 and for 2017, we achieved a margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine if a refund to our members of excess consideration is likely. If required, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of June 30, 2018 and 2017, we recognized refund liabilities totaling $5,650,000 and $5,750,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

  Sales to members were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)		(dollars in thousands)
	2018	2017	2018	2017

Capacity revenues	$231,571	$229,946	$472,052	$467,377
Energy revenues	134,240	131,377	267,160	248,090

Total	$365,811	$361,323	$739,212	$715,467

  Sales to non-members during the three and six months ended June 30, 2018 and June 30, 2017 were insignificant.

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

  The opening and closing balances of receivables from contracts with our customers are as follows:

	(dollars in thousands)

	June 30, 2018	June 30, 2017	December 31, 2017	December 31, 2016

Receivables from members	$144,865	$132,703	$126,211	$136,552

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

  For the three and six months ended June 30, 2018 and June 30, 2017, no impairment losses were recognized on any receivables that arose from contracts with our customers.

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

(H)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit earn interest at a rate of 5% per annum. At June 30, 2018 and December 31, 2017, we had restricted investments totaling $805,100,000 and $882,909,000, respectively, of which $585,111,000 and $653,585,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.
(I)
Regulatory Assets and Liabilities.    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery from our members in future revenues through rates under the wholesale power contracts we have with each of our members. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from our members.

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of June 30, 2018 and December 31, 2017.

	2018	2017
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$49,647	$52,989
Amortization on capital leases(b)	34,382	33,846
Outage costs(c)	34,715	40,525
Asset retirement obligations—Ashpond and other(k)	85,449	68,289
Depreciation expense(d)	41,955	42,667
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	50,188	48,702
Interest rate options cost(f)	114,515	112,102
Deferral of effects on net margin—Smith Energy Facility(g)	163,482	166,454
Other regulatory assets(l)	23,278	19,510

Total Regulatory Assets	$597,611	$585,084
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$16,112	$12,813
Deferral of effects on net margin—Hawk Road Energy Facility(g)	19,247	19,553
Major maintenance reserve(i)	50,084	47,087
Amortization on capital leases(b)	18,605	20,055
Deferred debt service adder(j)	100,447	95,695
Asset retirement obligations—Nuclear(k)	40,334	53,571
Other regulatory liabilities(l)	8,854	2,875

Total Regulatory Liabilities	$253,683	$251,649

Net Regulatory Assets	$343,928	$333,435

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

(f)
Deferral of premiums paid to purchase interest rate options to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No.3 and No.4. Amortization will commence in February 2020 and will be amortized through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

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

  At June 30, 2018, aggregate Department of Energy-guaranteed borrowings totaled $1,764,658,000, including capitalized interest.

  Pursuant to the amended terms of the Loan Guarantee Agreement, no further advances are permitted pending satisfaction of certain conditions, including an amendment to the Loan Guarantee Agreement and a Co-owner vote to continue construction (discussed in Note L). When these conditions are satisfied, advances may be requested under the Facility on a quarterly basis through December 31, 2020.

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

  On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1,619,679,706 of additional guaranteed funding under the Loan Guarantee Agreement. This conditional commitment expires on September 30, 2018, subject to any extension approved by the Department of Energy. We do not anticipate closing on the new loan before September 30, 2018 and anticipate seeking an extension from the Department of Energy. Final approval and issuance of this additional loan guarantee by the Department of Energy cannot be assured and is subject to negotiation of definitive agreements, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of other conditions, including a vote of the Co-owners to continue construction.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the six-month period ended June 30, 2018, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $236,200,000 for long-term financing of general and environmental improvements at existing plants.

  In July 2018, we received an additional $33,021,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

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

  Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technical support and staff augmentation on a time and materials cost basis. The Services Agreement will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

  In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets.

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

  In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth Vogtle construction monitoring (VCM) report of more than $1,000,000,000 or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

  On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear Operating Company, Inc. serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Public Service Commission reserved the right to reconsider the decision to continue construction. Parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in either appeal could have a material impact on our financial condition and results of operations.

  Georgia Power has advised us that it recently became aware that the estimated future Vogtle project costs were projected to exceed the corresponding budgeted amounts. Upon discovery of these variances, the Co-owners requested Southern Nuclear perform a full cost analysis and reforecast of the cost to complete the project and engaged a third party to independently assess this analysis, forecast, and existing project controls for identifying budget variances. The capital costs estimated to complete construction are expected to increase by approximately $1.5 billion (our 30% share estimated at approximately $450 million). The increases are primarily due to changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, craft labor incentives, as well as the related levels of project management, oversight and support, including field supervision and engineering support, required to complete the project. We, and the other Co-owners, are evaluating these increased capital costs along with a project-level contingency in a preliminary amount of approximately $800 million (our 30% share estimated at $240 million). We are also evaluating whether an additional Oglethorpe contingency is warranted as is consistent with our conservative budgeting practices. Further, improvements to the project control environment have been implemented and additional improvements will continue to be evaluated.

  We are currently in the process of evaluating the estimated increases to the project budget. The impact of these additional project costs on our budget will be substantially mitigated by approximately $500 million of contingency included in our existing budget. We are in the process of preparing a revised budget that would include capital costs, allowance for funds used during construction, our allocation of the project-level contingency as well as a potential, separate Oglethorpe contingency. If construction on the project continues, we anticipate that our project budget may increase from $7.0 billion to a range of $7.25 billion to $7.5 billion. A revised project budget will affect the timing and amount of the projected capital expenditures related to the Vogtle project previously disclosed, although the timing of such expenditures remains uncertain.

  Georgia Power has stated that it does not intend to seek rate recovery for its proportionate share of the additional capital costs in its nineteenth VCM report to be filed with the Georgia Public Service Commission. As a result of Georgia Power's decision not to seek rate recovery of its allocation of these costs and the increased construction budget, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction. The Co-owners are expected to conduct these votes in the third quarter of 2018, and each of Georgia Power, Oglethorpe and MEAG will have to affirmatively vote to continue construction. If the Co-owners vote to move forward, they will also approve a revised project budget.

  As of June 30, 2018, our total investment in the additional Vogtle units was approximately $3,396,731,000. In the event that fewer than 90% of the Co-owners determine to continue construction, we and the other Co-owners will assess options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval.

  The scheduled in-service dates of November 2021 and November 2022 for Vogtle Units No. 3 and No. 4, respectively, are not expected to change in connection with these budget revisions. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $30 million per month based on our ownership interests and allowance for funds used during construction of approximately $12.5 million per month per unit.

  Subsequent to Westinghouse's bankruptcy filing, a number of subcontractors to Westinghouse alleged non-payment by Westinghouse for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken actions to remove liens on the site filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, actions against Westinghouse and the Co-owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and payment of other Westinghouse pre-petition accounts payable have been paid or accrued as of June 30, 2018.

  We have a $3,057,069,461 federal loan guarantee from the Department of Energy, under which we have borrowed $1,764,658,000 as of June 30, 2018. Pursuant to the terms of the loan guarantee agreement, no further advances are permitted pending satisfaction of certain conditions. On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1,619,679,706 of additional guaranteed funding under the loan guarantee agreement. This conditional commitment expires on September 30, 2018, subject to any extension approved by the Department of Energy. We do not anticipate closing on the new loan before September 30, 2018 and anticipate seeking an extension from the Department of Energy. Final approval and issuance of the additional loan guarantee by the Department of Energy cannot be assured and is subject to an amendment and restatement of the loan guarantee agreement and satisfaction of other conditions, including the Co-owners vote to continue construction. For additional information regarding conditions for future advances, potential repayment over a five-year period, covenants and events of default under the loan guarantee agreement with the Department of Energy, see Note K.

  We have also financed an additional $1,387,000,000 of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing any project costs not financed with Department of Energy in the capital markets. The timing and availability of funds under the Department of Energy loan guarantee will guide our decisions as to the timing of any capital markets offerings.

  As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly and/or installation, including any required engineering changes, of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Monthly construction production targets required to maintain the current project schedule increase significantly later in 2018 through 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be deployed. Aspects of the Westinghouse AP1000 design are based on new technologies that are just beginning initial operation in the global nuclear industry at this scale.

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

Results of Operations

For the Six Months Ended June 30, 2018 and 2017

Net Margin

Our net margins for the three-month and six-month periods ended June 30, 2018 were $17.3 million and $44.7 million compared to $15.7 million and $37.1 million for the same periods of 2017. Through June 30, 2018, we recognized approximately 86% of our targeted net margin of $51.6 million for the year ending December 31, 2018. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2018 targeted margins for interest ratio of 1.14. Pursuant to our adoption of Revenue from Contracts with Customers (Topic 606), we assessed the annual revenue requirement needed to meet the targeted margins for interest ratio and recorded a refund liability of $5.7 million during the second quarter of 2018. In addition, the 2017 revenues for the three-month and six-month periods have been adjusted to reflect a $5.8 million refund liability as of June 30, 2017. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2017 Form 10-K.

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

Sales to Members.    We generate revenues principally from the sale of electric capacity and energy to our members. Capacity revenues are the revenues we receive for electric service whether or not our generation and purchased power resources are dispatched to produce electricity. These revenues are designed to recover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin. Energy revenues are the sales of electricity generated or purchased for our members. Energy revenues recover the variable costs of our business, including fuel, purchased energy and variable operation and maintenance expense.

The components of member revenues for the three-month and six-month periods ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		2018 vs. 2017 % Change	Six Months Ended June 30,		2018 vs. 2017 % Change

	(dollars in thousands)			(dollars in thousands)
	2018	2017		2018	2017

Capacity revenues	$231,571	$229,946	0.7%	$472,052	$467,377	1.0%
Energy revenues	134,240	131,377	2.2%	267,160	248,090	7.7%

Total	$365,811	$361,323	1.2%	$739,212	$715,467	3.3%

MWh Sales to members	5,926,738	5,925,578	0.0%	11,027,064	11,250,401	(2.0%)
Cents/kWh	6.17	6.10	1.2%	6.70	6.36	5.4%
Member energy requirements supplied	62%	64%	(3.1%)	58%	64%	(9.1%)

Energy revenues from members increased for the three and six-month period ended June 30, 2018 compared to June 30, 2017 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary components of energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended June 30,		2018 vs.	Three Months Ended June 30,		2018 vs.	Three Months Ended June 30,		2018 vs.

Fuel Source	2018	2017	2017 % Change	2018	2017	2017 % Change	2018	2017	2017 % Change

Coal	$31,361	$31,313	0.2%	1,048,979	1,094,066	(4.1%)	2.99	2.86	4.5%
Nuclear	21,660	22,747	(4.8%)	2,597,891	2,536,188	2.4%	0.83	0.90	(7.0%)
Gas:
Combined Cycle	57,012	52,433	8.7%	2,168,551	2,177,166	(0.4%)	2.63	2.41	9.2%
Combustion Turbine	12,111	12,231	(1.0%)	298,698	294,414	1.5%	4.05	4.15	(2.4%)

	$122,144	$118,724	2.9%	6,114,119	6,101,834	0.2%	2.00	1.95	2.7%

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Six Months Ended June 30,		2018 vs.	Six Months Ended June 30,		2018 vs.	Six Months Ended June 30,		2018 vs.

Fuel Source	2018	2017	2017 % Change	2018	2017	2017 % Change	2018	2017	2017 % Change

Coal	$49,561	$50,943	(2.7%)	1,639,031	1,755,201	(6.6%)	3.02	2.90	4.2%
Nuclear	42,483	43,289	(1.9%)	5,082,334	4,813,686	5.6%	0.84	0.90	(7.0%)
Gas:
Combined Cycle	129,331	114,160	13.3%	4,289,697	4,658,163	(7.9%)	3.01	2.45	23.0%
Combustion Turbine	21,216	14,246	48.9%	354,484	337,220	5.1%	5.99	4.22	41.7%

	$242,591	$222,638	9.0%	11,365,546	11,564,270	(1.7%)	2.13	1.93	10.9%

Total fuel costs increased for the three-month and six-month periods ended June 30, 2018 compared to the same periods of 2017 primarily due to increased natural gas transportation costs associated with a new pipeline, which was placed into service in August 2017. The six-month period increase was also impacted by higher natural gas prices, particularly during January 2018 when extreme cold weather affected the supply and transportation of natural gas. In addition to the natural gas consumed being more expensive, the higher cost contributed to a shift in generation to oil and coal-fired units. An unplanned outage at one of our coal-fired units also contributed to the shift in generation to relatively more expensive units at the beginning of 2018.

Financial Condition

Balance Sheet Analysis as of June 30, 2018

Assets

Cash used for property additions for the six-month period ended June 30, 2018 totaled $561.0 million. Of this amount, $451.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $48.7 million related to environmental control projects at our coal-fired plants and $33.7 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. The funds, including interest earned thereon, can only be applied to debt service on our Rural Utilities Service-guaranteed Federal Financing Bank notes. Decisions regarding when to apply the funds are guided by the interest rate environment and our anticipated liquidity needs.

Equity and Liabilities

Long-term debt decreased $147.9 million during the six-month period ended June 30, 2018 primarily as a result of the classification of amounts with maturities due within one year to current, offset by $236.2 million of advances on existing Rural Utilities Service loans.

Long-term debt and capital leases due within one year increased $337.6 million primarily due to $350 million of first mortgage bonds maturing in March 2019 that were classified as current debt during the period.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $247.4 million during the six-month period ended June 30, 2018.

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

Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technical support and staff augmentation on a time and materials cost basis. The Services Agreement will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including, certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events. Pursuant to the loan guarantee agreement between us and the Department of Energy, we are required to obtain the Department of Energy's approval of the Bechtel Agreement prior to obtaining any further advances under the loan guarantee agreement.

In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 (as amended, the Joint Ownership Agreements) to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth Vogtle construction monitoring (VCM) report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear Operating Company, Inc. serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions change and assumptions upon which Georgia Power's seventeenth VCM report are based do not materialize, the Public Service Commission reserved the right to reconsider the decision to continue construction. Parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. Georgia Power has stated that it believes these appeals have no merit; however, an adverse outcome in either appeal could have a material impact on our financial condition and results of operations.

Georgia Power has advised us that it recently became aware that the estimated future Vogtle project costs were projected to exceed the corresponding budgeted amounts. Upon discovery of these variances, the Co-owners requested Southern Nuclear perform a full cost analysis and reforecast of the cost to complete the project and engaged a third party to independently assess this analysis, forecast, and existing project controls for identifying budget variances. The capital costs estimated to complete construction are expected to increase by approximately $1.5 billion (our 30% share estimated at approximately $450 million). The increases are primarily due to changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, craft labor incentives, as well as the related levels of project management, oversight and support, including field supervision and engineering support, required to complete the project. We, and the other Co-owners, are evaluating these increased capital costs along with a project-level contingency in a preliminary amount of approximately $800 million (our 30% share estimated at $240 million). We are also evaluating whether an additional Oglethorpe contingency is warranted as is consistent with our conservative budgeting practices. Further, improvements to the project control environment have been implemented and additional improvements will continue to be evaluated.

We are currently in the process of evaluating the estimated increases to the project budget. The impact of these additional project costs on our budget will be substantially mitigated by approximately $500 million of contingency included in our existing budget. We are in the process of preparing a revised budget that would include capital costs, allowance for funds used during construction, our allocation of the project-level contingency as well as a potential, separate Oglethorpe contingency. If construction on the project continues, we anticipate that our project budget may increase from $7.0 billion to a range of $7.25 to $7.5 billion. A revised project budget will affect the timing and amount of the projected capital expenditures related to the Vogtle project disclosed in our Form 10-K, although the timing of such expenditures remains uncertain.

Georgia Power has stated that it does not intend to seek rate recovery for its proportionate share of the additional capital costs in its nineteenth VCM report to be filed with the Georgia Public Service Commission. As a result of Georgia Power's decision not to seek rate recovery of its allocation of these costs and the increased construction budget, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction. The Co-owners are expected to conduct these votes in the third quarter of 2018, and each of Georgia Power, Oglethorpe and MEAG will have to affirmatively vote to continue construction. If the Co-owners vote to move forward, they will also approve a revised project budget.

As of June 30, 2018, our total investment in the additional Vogtle units was approximately $3.4 billion. In the event that fewer than 90% of the Co-owners determine to continue construction, we and the other Co-owners will assess options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval.

The scheduled in-service dates of November 2021 and November 2022 for Vogtle Units No. 3 and No. 4, respectively, are not expected to change in connection with these budget revisions. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $30 million per month based on our ownership interests and allowance for funds used during construction of approximately $12.5 million per month per unit.

Subsequent to Westinghouse's bankruptcy filing, a number of subcontractors to Westinghouse alleged non-payment by Westinghouse for amounts owed for work performed on Vogtle Units No. 3 and No. 4. Georgia Power, acting for itself and as agent for the Co-owners, has taken actions to remove liens on the site filed by these subcontractors through the posting of surety bonds. Related to such liens, certain subcontractors have filed, and additional subcontractors may file, actions against Westinghouse and the Co-owners to preserve their payment rights with respect to such claims. All amounts associated with the removal of subcontractor liens and payment of other Westinghouse pre-petition accounts payable have been paid or accrued as of June 30, 2018.

We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have borrowed $1.8 billion as of June 30, 2018. Pursuant to the terms of the loan guarantee agreement, no further advances are permitted pending satisfaction of certain conditions. On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This conditional commitment expires on September 30, 2018, subject to any extension approved by the Department of Energy. We do not anticipate closing on the new loan before September 30, 2018 and anticipate seeking an extension from the Department of Energy. Final approval and issuance of the additional loan guarantee by the Department of Energy cannot be assured and is subject to an amendment and restatement of the loan guarantee agreement and satisfaction of other conditions, including the Co-owners vote to continue construction. For additional information regarding conditions for future advances, potential repayment over a five-year period, covenants and events of default under the loan guarantee agreement with the Department of Energy, see Note K of Notes to Unaudited Consolidated Financial Statements.

We have also financed an additional $1.4 billion of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing any project costs not financed with Department of Energy in the capital markets. The timing and availability of funds under the Department of Energy loan guarantee will guide our decisions as to the timing of any capital markets offerings. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements and Liquidity and Sources of Capital—Financing Activities—Department of Energy-Guaranteed Loan."

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

As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly and/or installation, including any required engineering changes, of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Monthly construction production targets required to maintain the current project schedule increase significantly later in 2018 through 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be deployed. Aspects of the Westinghouse AP1000 design are based on new technologies that are just beginning initial operation in the global nuclear industry at this scale.

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

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities and are subject to change over time.

On July 30, 2018, the Environmental Protection Agency published the first of two final rules in the Federal Register that revised a portion of its 2015 coal combustion residual rule. The revisions provide relief from several mandatory closure requirements and provide significant flexibility for facility owners to implement the coal combustion residuals disposal and management requirements.

For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2017 Form 10-K.

Liquidity

At June 30, 2018, we had $1.44 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $525 million in cash and cash equivalents and $920 million of unused and available committed credit arrangements.

At June 30, 2018, we had $1.61 billion of committed credit arrangements in place, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available June 30, 2018		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$636	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2018
JPMorgan Chase Line of Credit	150	34	(3)	October 2018
Secured Facilities:
CFC Term Loan(2)	140	140		December 2018

Total	$1,610	$920

(1)
Of the portion of this facility that was unavailable at June 30, 2018, $438 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

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

(3)
Of the portion of this facility that was unavailable at June 30, 2018, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

Currently, we are primarily using our commercial paper program to provide interim funding for payments related to the construction of Vogtle Units No. 3 and No. 4 prior to receiving advances of long-term funding under the Department of Energy-guaranteed Federal Financing Bank loan or issuing debt in the capital markets. At June 30, 2018, $429 million of our commercial paper outstanding was related to the Vogtle construction. See Note K of Notes to Unaudited Consolidated Financial Statements and "—Department of Energy-Guaranteed Loan" below for a discussion of our ability to request further loan advances from the Department of Energy pending satisfaction of certain conditions relating to the Vogtle project.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

We expect to renew our $150 million line of credit with JPMorgan Chase Bank prior to its expiration in October 2018 for a term of three years.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at June 30, 2018. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Two of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2018, the required minimum level was $675 million and our actual patronage capital was $956 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At June 30, 2018, we had $8.5 billion of secured indebtedness and $438 million of unsecured indebtedness outstanding.

At June 30, 2018, we had $805 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See "—Balance Sheet Analysis as of June 30, 2018—Assets" for more information regarding this account.

Financing Activities

First Mortgage Indenture.    At June 30, 2018, we had $8.4 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2017 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At June 30, 2018, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank that are in various stages of being drawn down. These two loans totaled $678 million with $215 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2018, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loan.    In 2014, we entered into a loan guarantee agreement with the Department of Energy to fund up to $3.1 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy. At June 30, 2018, we had borrowed $1.8 billion, including capitalized interest, under this loan and we had the capacity to fund an additional $1.1 billion under the facility based on the amount of eligible project costs already incurred.

Our last advance under this loan was in December 2016. Following the bankruptcy of Westinghouse in March 2017, the loan guarantee agreement was amended to restrict further advances pending satisfaction of certain conditions, including a further amendment to the loan guarantee agreement to incorporate provisions related to the Bechtel Agreement and other replacement agreements. In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This additional funding is subject to an amendment and restatement of the loan guarantee agreement, completion of due diligence by the Department of Energy, receipt of any necessary regulatory approvals and satisfaction of certain other conditions. Due to the new estimate-to-complete forecast provided by Georgia Power and Southern Nuclear, a resumption of funding under the original loan and approval of the additional loan guarantee are now also subject to the Co-owners vote to continue the Vogtle construction.

The conditional commitment expires on September 30, 2018, subject to any extension approved by the Department of Energy. We do not anticipate closing on the new loan before September 30, 2018, and anticipate seeking an extension from the Department of Energy. If closed, our aggregate Department of Energy loan financing for the Vogtle expansion project will increase to nearly $4.7 billion. Final approval and issuance of the additional loan guarantee cannot be assured.

All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding this loan, see Note K of Notes to Unaudited Consolidated Financial Statements.

At June 30, 2018, we had funded in the aggregate approximately $3.2 billion of our Vogtle project cost. In addition to the Department of Energy funding, we have issued $1.4 billion of first mortgage bonds to finance the Vogtle expansion. We expect to finance any Vogtle project costs not covered by the Department of Energy-guaranteed loans with additional capital market financings. In light of the continued delay in obtaining funds from the Department of Energy, we may undertake a capital markets financing later in 2018.

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

Item 4.    Controls and Procedures

As of June 30, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2017 Form 10-K.

Item 1A.    Risk Factors

Except as described below, there have been no material change to these risk factors from those previously disclosed in the Form 10-K.

Our participation in the development and construction of Vogtle Units No. 3 and No. 4 could have a material impact on our financial condition and results of operations.

We are participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. We rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process.

Our current project budget for the Vogtle Units, which includes capital costs, allowance for funds used during construction and a contingency amount is $7.0 billion and the scheduled commercial operation dates are November 2021 for Unit No. 3 and November 2022 for Unit No. 4. Georgia Power has advised us that it recently became aware that the estimated future Vogtle project costs were projected to exceed the corresponding budgeted amounts. Upon discovery of these variances, the Co-owners requested Southern Nuclear perform a full cost analysis and reforecast of the cost to complete the project and engaged a third party to independently assess this analysis, forecast, and existing project controls for identifying budget variances. The capital costs estimated to complete construction are expected to increase by approximately $1.5 billion (our 30% share estimated at approximately $450 million). The increases are primarily due to changed assumptions related to the finalization of contract scopes and management responsibilities for Bechtel and over 60 subcontractors, craft labor incentives, as well as the related levels of project management, oversight and support, including field supervision and engineering support, required to complete the project. We, and the other Co-owners, are evaluating these increased capital costs along with a project-level contingency in a preliminary amount of approximately $800 million (our 30% share estimated at $240 million). We are also evaluating whether an additional Oglethorpe contingency is warranted as is consistent with our conservative budgeting practices. Further, improvements to the project control environment have been implemented and additional improvements will continue to be evaluated.

We are currently in the process of evaluating the estimated increases to the project budget. The impact of these additional project costs on our budget will be substantially mitigated by approximately $500 million of contingency included in our existing budget. We are in the process of preparing a revised budget that would include capital costs, allowance for funds used during construction, our allocation of the project-level contingency as well as a potential, separate Oglethorpe contingency. If construction on the project continues, we anticipate that our project budget may increase from $7.0 billion to a range of $7.25 to $7.5 billion. A revised project budget will affect the timing and amount of the projected capital expenditures related to the Vogtle project disclosed in our Form 10-K, although the timing of such expenditures remains uncertain. Any budget increase would likely increase our capital expenditures through 2022 and lead to a corresponding increase in our long-term debt outstanding at completion of the Vogtle units from the previously disclosed amount of approximately $11.5 billion. These increases in capital expenditures and in our long-term debt will continue to constrain our equity ratio and will affect certain of our financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would increase our borrowing costs and decrease our access to the credit and capital markets.

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

  •
  adverse weather conditions; and

  •
  work stoppages.

In November 2017, the Co-owners entered into an amendment to their Joint Ownership Agreements for Vogtle Units No. 3 and No. 4 to provide for, among other conditions, additional Co-owner approval requirements. Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement or the Bechtel Agreement; (iii) the Georgia Public Service Commission or Georgia Power determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates; or (iv) an increase in the construction budget contained in Georgia Power's seventeenth VCM report of more than $1 billion or extension of the project schedule contained in the seventeenth VCM report of more than one year.

Georgia Power has stated that it does not intend to seek rate recovery for its proportionate share of the additional capital costs in its nineteenth VCM report to be filed with the Georgia Public Service Commission. As a result of Georgia Power's decision not to seek rate recovery of its allocation of these costs and the increased construction budget, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction. The Co-owners are expected to conduct these votes in the third quarter of 2018, and each of Georgia Power, Oglethorpe and MEAG will have to affirmatively vote to continue construction. If the Co-owners vote to move forward, they will also approve a revised project budget.

As of June 30, 2018, our total investment in the additional Vogtle units was approximately $3.4 billion. In the event that fewer than 90% of the Co-owners determine to continue construction, we and the other Co-owners will assess options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval.

The scheduled in-service dates of November 2021 and November 2022 for Vogtle Units No. 3 and No. 4, respectively, are not expected to change in connection with these budget revisions. However, any extension of the project schedule is currently estimated to result in additional base capital costs of approximately $30 million per month based on our ownership interests and allowance for funds used during construction of approximately $12.5 million per month per unit.

As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors, labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly and/or installation, including any required engineering changes, of plant systems, structures and components, or other issues could further impact the projected schedule and cost. Monthly construction production targets required to maintain the current project schedule increase significantly later in 2018 through 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be deployed. Aspects of the Westinghouse AP1000 design are based on new technologies that are just beginning initial operation in the global nuclear industry at this scale.

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

The long-term project cost will also be impacted by our ability to finance the capital costs at competitive interest rates. We have a $3.1 billion federal loan guarantee from the Department of Energy, under which we have borrowed $1.8 billion as of June 30, 2018. Pursuant to the terms of the loan guarantee agreement, no further advances are permitted pending satisfaction of certain conditions. On September 28, 2017, the Department of Energy issued a conditional commitment to us for up to $1.6 billion of additional guaranteed funding under the loan guarantee agreement. This conditional commitment expires on September 30, 2018, subject to any extension approved by the Department of Energy. We do not anticipate closing on the new loan before September 30, 2018 and anticipate seeking an extension from the Department of Energy. Final approval and issuance of the additional loan guarantee by the Department of Energy cannot be assured and is subject to an amendment and restatement of the loan guarantee agreement and satisfaction of other conditions, including the Co-owners vote to continue construction.

We anticipate financing any project costs not financed with Department of Energy in the capital markets. The timing and availability of funds under the Department of Energy loan guarantee will guide our decisions as to the timing of any capital markets offerings. Prolonged inability to access funding pursuant to the Department of Energy loan guarantee agreement may constrain our liquidity and lead us to finance certain expenditures through alternative resources, likely at a higher interest rate.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 10, 2018	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: August 10, 2018		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)