Form 10-K
period 2018-12-31
OGLETHORPE POWER CORP
filed 2019-03-29
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

        Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒	Smaller reporting company Emerging growth company

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

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

2018 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

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

  •
  hazards customary to the electric industry and the possibility that we may not have adequate insurance to cover losses resulting from these hazards; and

  •
  other factors discussed elsewhere in this annual report and in other reports we file with the SEC.

iii

ITEM 1.    BUSINESS

OGLETHORPE POWER CORPORATION

General

    We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 281 employees.

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

Power Supply Business

    We provide wholesale electric service to our members for more than half of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers. We provide this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

    Our fleet of generating units total 7,791 megawatts of summer planning reserve capacity, which includes 731 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. See "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC" and "PROPERTIES – Generating Facilities."

    In 2018, two of our members, Jackson EMC and Cobb EMC, accounted for 14.1% and 13.9% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2018.

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

    We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources, although not all members participate in all resources. For any future resource, we will assign fixed percentage capacity cost responsibilities only to members choosing to participate in that resource. The wholesale power contracts provide that each member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for approved future resources, whether or not that member has elected to participate in the resource, that are approved by 75% of the members of our board of directors, 75% of our members and members representing 75% of our patronage capital. In the event a member defaults on all or a portion of its payment obligation, the default amount is shared first among the participating members in each resource in which the defaulting member participates. If all these participating members default, each non-participating member is expressly obligated to pay a proportionate share of the default.

    Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2018, we supplied energy that accounted for approximately 57% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

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

    Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2018, our equity ratio was 9.2%.

    As of December 31, 2018, we had approximately $8.9 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

Relationship with Federal Lenders

Rural Utilities Service

    Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. Congress has authorized the Rural Utilities Service to charge a fee to cover the cost of loan guarantees for baseload generation, if requested by a borrower. The Rural Utilities Service must establish a process to implement this authorization prior to making it available to borrowers. The President's budget for fiscal year 2020, which begins October 2019, proposes a loan program of $5.5 billion, the same as the current program level. However, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

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

    As of December 31, 2018, we had $2.6 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.

Department of Energy

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a $3.1 billion loan guarantee agreement with the Department of Energy in 2014, pursuant to which the Department of Energy agreed to guarantee our obligations under a multi-advance term loan facility with the Federal Financing Bank. Proceeds of advances made under the facility will be used to reimburse us for a portion of certain costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII loan guarantee program.

    Following the bankruptcy of the primary contractor for the nuclear units in 2017, our ability to request further advances under the facility was restricted pending satisfaction of certain conditions, including an amendment to the loan guarantee agreement. In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional guaranteed funding under the loan guarantee agreement.

    On March 7, 2019, we and the Department of Energy entered into an amendment and waiver to the loan guarantee agreement, which allowed us to receive an advance of $585 million which increased our total borrowings under the loan to $2.4 billion. On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that both permits us to draw the approximately $670 million remaining under the original $3.1 billion loan and adds an additional $1.6 billion commitment to the loan guarantee. In connection with the increase of the loan guarantee, we also entered into additional loan documents with the Federal Financing Bank to increase the aggregate amount available under the term loan facility.

    In total, the Department of Energy-guaranteed loans will provide up to $4.7 billion of long-term financing at lower interest rates than our alternative sources of financings. All advances received under this facility are secured under our first mortgage indenture.

    Under the loan guarantee agreement, we may have to obtain approval from the Department of Energy or provide the Department of Energy with a notice and opportunity to object before we take certain actions, including, without limitation,

  •
  the transfer of our undivided ownership interest in Vogtle Units No. 3 and No. 4 prior to commercial operation of both units,

  •
  significant dispositions of assets pledged under our first mortgage indenture,

  •
  changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts,

  •
  certain changes to plant ownership and operating agreements relating to Vogtle Units No. 3 and No. 4, and

  •
  agreeing to the removal or replacement of Georgia Power Company or Southern Nuclear Operating Company, Inc. in their respective roles as agents for the Co-owners in connection with the additional Vogtle units.

    For additional information regarding the terms of the loan guarantee agreement, including conditions to future advances and potential repayment over a five-year period, see Note 7a of Notes to Consolidated Financial Statements. For additional information on Vogtle Units No. 3 and No. 4, see "– OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4."

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

    We currently have approximately $14.0 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $7.0 million that can be drawn under one of its loans with us.

    Georgia Transmission has contracted with Georgia System Operations to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with Georgia Power Company

    Our relationship with Georgia Power is a significant factor in several aspects of our business. Except for the Rocky Mountain Pumped Storage Hydroelectric Facility, Georgia Power, on behalf of itself as a co-owner and as agent for the other co-owners, is responsible for the construction and operation of all our co-owned generating facilities, including the construction of Vogtle Units No. 3 and No. 4. For further information regarding the agreements between Georgia Power and us, see "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements." Georgia Power supplies services to us and Georgia System Operations to support the scheduling and dispatch of our resources, including off-system transactions. Georgia Power and our members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973, commonly known as the Georgia Territorial Act (see "– Competition"). For further information regarding our members' relationships with Georgia Power, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition.

Relationship with Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 731 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."

Relationship to Green Power EMC

    Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently manages 120 megawatts of renewable energy resources. By 2022, the capacity is expected to increase by at least 460 megawatts, bringing the total capacity to more than 580 megawatts. We supply financial and management services to Green Power EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."

Competition

    Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories. However, the Georgia Territorial Act permits limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. Our members are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. This limited competition has given our members the opportunity to develop resources and strategies to operate in a more competitive market.

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

    We routinely consider, along with our members, a wide array of potential actions to meet future power supply needs, maintain competitive rates, adapt to technological innovations, including distributed generation and energy storage technologies, and respond to the evolving competitive and regulatory landscape. We cannot predict at this time the outcome of various developments that may lead to increased competition in the electric utility industry or the effect of any developments on us or our members.

    Regulation of greenhouse gas emissions has the potential to affect energy suppliers, including us and our competitors, differently, depending on the relative greenhouse gas emissions from a supplier's sources and the nature of the regulation. Some of our generation sources emit greenhouse gases while others emit none. Comparatively, our competitors may rely on sources that emit proportionately more or less greenhouse gases than we do. Further, many of our members' third-party suppliers also rely on generation sources that emit greenhouse gases. The terms and conditions in the contracts with these third-party suppliers would determine the extent to which any greenhouse gas regulation of these suppliers affects our members. We believe our and our members' diverse portfolios of generation facilities, including the diversity of third-party suppliers, would mitigate impacts on our and our members' competitiveness resulting from any regulation. See "REGULATION – Environmental – Carbon Dioxide Emissions and Climate Change" and "RISK FACTORS."

    Many members are also providing or considering proposals to provide non-traditional products and services such as natural gas, telecommunications (including broadband) and other services. The Georgia Public Service Commission can authorize member affiliates to market natural gas but is required to condition any authorization on terms designed to ensure that cross-subsidizations do not occur between the electricity services of a member and the gas activities of its gas affiliates.

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

Seasonal Variations

    Our members' demand for energy is influenced by seasonal weather conditions. Historically, higher demand has occurred during summer and winter months than in spring and fall months. Even so, summer and winter demand historically has been lower when weather conditions are milder and higher when weather conditions are more extreme. A variety of factors affect our members' decisions whether to purchase their increased seasonal demand from us. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Results of Operations – Factors Affecting Results." While changing weather patterns, whether resulting from greenhouse gas emissions or otherwise, could, under certain circumstances, alter seasonal weather patterns, predictions of future changes in weather patterns are inherently speculative, and we cannot make accurate conclusions about seasonality related to changes in weather patterns. Our energy revenues recover energy costs as they are incurred and also fluctuate month to month. Capacity revenues are based upon budgeted expenditures and are generally recognized and billed to our members in substantially equal monthly installments over the course of the year. We may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period, we assess our projected revenue requirements through year end and if required, we reduce our capacity revenues and recognize a refund liability to our members. See Note 1e for information regarding revenue recognition.

OUR POWER SUPPLY RESOURCES

General

    We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2018, we supplied approximately 57% of the retail energy requirements of our members.

Generating Plants

    Our fleet of generating units total 7,791 megawatts of summer planning reserve capacity, including 731 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG) and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.

    See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."

Power Purchase and Sale Arrangements

    We currently have no material power purchase or sale agreements.

    We purchase small amounts of energy from a "qualifying facility" under the Public Utility Regulatory Policies Act of 1978 under a contract that will terminate on March 31, 2019. Under a waiver order from the Federal Energy Regulatory Commission, we historically made all purchases the members would have otherwise been required to make under the Public Utility Regulatory Policies Act and we were relieved of our obligation to sell certain services to "qualifying facilities" so long as the members make those sales. In 2018, our purchases from this qualifying facility provided less than 0.1% of the energy we supplied to our members. Under their wholesale power contracts, the members may now make such purchases instead of us.

    We manage Green Power EMC's purchase of energy from 120 megawatts of renewable resources. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."

    We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.

Future Power Resources

  Plant Vogtle Units No. 3 and No. 4

    We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services.

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

    Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed price EPC

Agreement. In March 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technical support and staff augmentation on a time and materials cost basis. The Services Agreement provides that it will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

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

    In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 to provide for, among other conditions, additional Co-owner approval requirements. These joint ownership agreements, including the Co-owner approval requirements, were subsequently amended, effective August 31, 2018. As described below, certain provisions of the Joint Ownership Agreements were modified further on September 26, 2018 by the Term Sheet that was memorialized on February 18, 2019 when the Co-owners entered into certain amendments (the Global Amendments) to the Joint Ownership Agreements (as amended, the Joint Ownership Agreements).

    On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions change and assumptions upon which Georgia Power's seventeenth Vogtle construction monitoring (VCM) report are based do not materialize, the Public Service Commission reserved the right to reconsider the decision to continue construction. Third parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. On December 21, 2018, the Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, those parties appealed that decision to the Georgia Court of Appeals. Georgia Power has stated that it believes the appeal has no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Public Service Commission could have a material impact on our financial condition and results of operations.

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

    In September 2018, the Co-owners voted to continue construction of Vogtle Units No. 3 and No. 4. In connection with our vote to continue construction, we approved a revised budget of $7.5 billion for our 30% ownership interest. The impact of the additional project costs on our budget was substantially mitigated by nearly $500 million of contingency included in our prior budget. As with our prior budgets and consistent with our conservative budget practices, our revised budget includes a separate Oglethorpe-level contingency amount in addition to capital costs, allowance for funds used during construction, and our allocation of the project-level contingency. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. As of December 31, 2018, our total investment in the additional Vogtle units was approximately $3.9 billion.

    As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly and/or installation and testing, including any required engineering changes, of plant systems, structures and components; or other issues could further impact the projected schedule and cost. Monthly construction production targets required to maintain the current project schedule will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.

    Georgia Power and Southern Nuclear are in the process of validating recent construction progress in comparison to the projected schedule and verifying and updating quantities of commodities remaining to install, labor productivity, and forecasted staffing needs. This verification process, led by Southern Nuclear, is expected to be completed during the second quarter of 2019. Although the verification is not complete, we currently do not anticipate any material changes to our project budget of $7.5 billion or the Public Service Commission approved in-service dates of November 2021 and November 2022 as a result of this verification process. However, the current schedule being utilized to manage construction at the Vogtle site, which targets in-service dates in advance of November 2021 and November 2022, may be adjusted to reflect updated information provided by the verification process. The ultimate impact on cost and schedule, if any, will not be known until the verification process is completed. Georgia Power has stated that it is required to report the results and any project impacts to the Public Service Commission by May 15, 2019.

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

    In late 2018, the first four nuclear units to utilize Westinghouse's AP1000 technology began commercial operation in China. Recently, one of these units reportedly experienced a failure of one of its four reactor coolant pumps and is not operating pending determination of the cause of the failure and replacement of the pump. The other three nuclear units remain in operation.

    In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG's wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC that mitigated certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner's option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:

  •
  each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's nineteenth VCM report filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs;

  •
  Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

  •
  Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).

    If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option at the time the project budget forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Co-owner's remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. In this event, Georgia Power would have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Co-owner. If Georgia Power accepts the offer to purchase a portion of another Co-owner's ownership interest in Vogtle Units No. 3 and No. 4, the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Co-owner and by Georgia Power as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Co-owner in accordance with the second and third bullets above will be treated as payments made by the applicable Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.

    In the event the actual costs of construction at completion of a unit are less than the EAC reflected in the nineteenth VCM report and (i) Vogtle Unit No. 3 is placed in service by the currently scheduled date of November 2021 or (ii) Vogtle Unit No. 4 is placed in service by the currently scheduled date of November 2022, Georgia Power will be entitled to 60.7% of the cost savings with respect to the relevant unit and the remaining Co-owners will be entitled to 39.3% of such savings on a pro rata basis in accordance with their respective ownership interests.

    Pursuant to the Global Amendments, the Co-owners will continue to retain a third party to independently consult, advise and report to the Co-owners on issues pertaining to (i) project management and controls,

(ii) organizational controls, (iii) commercial management plans and (iv) interim project reports until released by 67% of the Co-owners.

    Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

    The Global Amendments provide that Georgia Power may cancel the project at any time at its sole discretion. In the event that Georgia Power determines to cancel the project or fewer than 90% of the Co-owners vote to continue construction upon the occurrence of a subsequent project adverse event, we and the other Co-owners would assess our options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval. Further, if Georgia Power or the Co-owners decided to cancel the project, the Department of Energy would have the discretion to require that we repay all amounts outstanding under our loan guarantee agreement with the Department of Energy over a five-year period as discussed in Note 7 of Notes to Consolidated Financial Statements.

    In March 2019, we entered into an amended and restated loan guarantee agreement with the Department of Energy to increase our existing loan guarantee agreement from $3.1 billion to nearly $4.7 billion and amend other terms of the agreement. As of March 15, 2019, we have borrowed $2.4 billion under the loan guarantee agreement. For additional information regarding terms of the loan guarantee agreement with the Department of Energy, including conditions for future advances, potential repayment over a five-year period, covenants and events of default, see Note 7a of Notes to Consolidated Financial Statements.

    We have also financed $1.9 billion of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing any project costs not guaranteed by the Department of Energy in the capital markets. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Financing Activities – Department of Energy-Guaranteed Loans."

    Under the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We expect to receive these tax credits in accordance with our 30% ownership interest in the Vogtle Units. We estimate that the nominal value of our allocation of production tax credits will be approximately $700 million and will be earned for eight years post commercial operation. Pursuant to the Global Amendments, Georgia Power agreed to purchase our allocation of production tax credits at varying purchase prices dependent upon the actual cost to complete construction of Vogtle Units No. 3 and No. 4 as compared to the EAC included in the nineteenth VCM report. Any purchases will be at our option. The purchases would occur during the month after such production tax credits are earned and would be at the following purchase prices: (i) 88% of face value if the actual cost remains at or below the EAC reflected in the nineteenth VCM report; (ii) 91% of face value if the actual cost increases by no more than $299 million over the EAC reflected in the nineteenth VCM report; (iii) 95% of face value if the actual cost increases $300 million but less than $600 million over the EAC reflected in the nineteenth VCM report; and (iv) 98% of face value if the actual cost increases by $600 million or more over the EAC reflected in the nineteenth VCM report. We will continue to analyze various options to monetize these credits with one or more third parties, including Georgia Power. In order to maximize the value of these production tax credits, we do not anticipate entering into any agreement to sell these production tax credits until one or both of the Vogtle Units reach commercial operation. We expect to use the proceeds received from the sale of production tax credits to offset operating costs following commercial operation of the Vogtle Units. Any amounts received from these sales will not affect our project budget.

    MEAG is currently involved in litigation with JEA regarding a power purchase agreement for approximately 9% of the total output of Vogtle Units No. 3 and No. 4 for the first 20 years of operation. This litigation could impact MEAG's ability to finance the MEAG Power SPVJ portion of its interest in Vogtle Units No. 3 and No. 4; however, there are provisions in the Joint Ownership Agreements that permit the other Co-owners to fund construction in the event that one Co-owner fails to fund its proportionate costs. MEAG and Georgia Power have entered into a financing agreement for Georgia Power to provide MEAG up to an additional $300 million of financing. JEA has publicly stated that it intends to honor its obligations under the power purchase agreement unless relieved of its obligations by a court. MEAG has stated that it believes JEA's claims are without merit and that it will prevail in these proceedings.

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

    The following table shows the aggregate peak demand and energy requirements of our members for the years 2016 through 2018, and also shows the amount of their energy requirements that we supplied. From 2016 through 2018, peak demand of the members and their energy requirements have fluctuated based on various factors, including milder weather in 2017.

		Member Energy Requirements (MWh)
	Member Peak Demand (MW)
			Supplied by Oglethorpe(3)
	Total(1)	Total(2)

2018	8,858	40,179,743	23,011,079
2017	8,716	37,880,696	23,813,679
2016	9,194	39,668,000	25,522,852

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

    The Georgia Territorial Act allows limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected load upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. Our members, with our support, are actively engaged in competition with other retail electric suppliers for these new commercial and industrial loads. The number of commercial and industrial loads served by our members continues to increase annually. This limited competition has given our members and us the opportunity to develop resources and strategies to operate in an increasingly competitive market.

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

    The President's budget for fiscal year 2020, which begins October 2019, proposes a loan program level of $5.5 billion, the same as the current program level. However, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."

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

    For information about our relationship with Georgia System Operations, see "OGLETHORPE POWER

CORPORATION – Relationship with Georgia System Operations Corporation."

Member Power Supply Resources

  Oglethorpe Power Corporation

    In 2018, we supplied approximately 57% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

  Contracts with Southeastern Power Administration

    Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. Four of our members gave notice to terminate their contracts with SEPA, with negotiated termination dates of March 31, 2019 (34 megawatts) and December 31, 2019 (13 megawatts). A fifth member has agreed to purchase an additional 5 megawatts beginning August 1, 2020. In 2018, the aggregate SEPA allocation to the members was 618 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, 37 of our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.

  Smarr EMC

    Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 731 megawatts. The 35 members participating in these two facilities purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements that will continue until terminated by one year's written notice by Smarr EMC or the respective member.

  Green Power EMC

    Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 120 megawatts of low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities, with an additional 464 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, nine solar facilities with a total of 9 megawatts.

  Georgia Energy Cooperative

    Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.

  Other Member Resources

    Our members obtain their remaining power supply requirements from various sources. Thirty-one members are parties to requirements contracts with third parties for some or all of their incremental power needs. The other members use a portfolio of short-term and long-term power purchase contracts to meet their incremental requirements. These requirements contracts and long-term power purchase contracts have remaining terms ranging from 4 to 23 years.

    These other purchases include 158 megawatts from solar facilities under long-term contracts, with an additional 203 megawatts under construction.

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

    In general, environmental requirements are becoming increasingly stringent. Although we have installed environmental control systems at our plants to ensure continued compliance with existing requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other pollutants at Plants Scherer and Wansley, new requirements could be imposed. Such requirements may substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in civil and criminal penalties and could include the complete shutdown of individual generating units not in compliance. Certain of our debt instruments require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although it is our intent to comply with current and future regulations we cannot provide assurance that we will always be in compliance.

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

    National Ambient Air Quality Standards and Nonattainment Updates.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for six common air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA will periodically review the various NAAQS to determine whether any standards should be made more stringent. In 2015, EPA lowered NAAQS for ground-level ozone and Georgia submitted its proposed designations, recommending that only eight counties be designated nonattainment, with the remainder classified as attainment or unclassifiable. Nonattainment is defined as having air quality worse than the NAAQS as defined in the Clean Air Act and amendments of 1990. Late in 2017, EPA concurred with Georgia's recommendations and formally proposed such designations for Georgia which became effective in 2018. In December 2018, EPA published a final rule implementing the 2015 NAAQS standards for ozone regulation and updating requirements that states must meet when creating a State Implementation Plans (SIP). The SIP addresses the eight counties identified by Georgia and accepted by EPA as nonattainment. Georgia now must revise its SIP to demonstrate processes to bring these eight counties into attainment. Measures taken could affect sources located within the designated eight counties or sources in surrounding counties if those emissions are deemed to contribute to the nonattainment status of this new Atlanta ozone nonattainment area.

    In 2017, EPA redesignated to attainment all of the counties that were part of the 2008 eight-hour Atlanta ozone nonattainment area. EPA also took action in 2017 to designate nonattainment areas for other NAAQS, such as the 2010 one-hour sulfur dioxide NAAQS, where all counties in Georgia except Floyd County were designated as attainment/unclassifiable, and the nitrogen dioxide NAAQS, where EPA proposed no further changes to the standards. While our coal-fired plants have installed control systems for the current suite of NAAQS, the implementation of new or revised NAAQS could lead to additional compliance requirements. The costs of any additional pollution control equipment that could be required because of new or revised NAAQS cannot be determined at this time.

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

    Mercury and Air Toxics Standards and State Mercury Rule.    In December 2011, EPA finalized its Mercury and Air Toxics Standards (MATS), which established maximum achievable control technology limits for certain hazardous air pollutants at coal and oil-fired electric generating units. For coal units, the rule sets stringent emission limits to control various hazardous air pollutants such as mercury, non-mercury metals and acid gases and work practice standards to control organics and dioxins. Our affected generating units, which include our co-owned units at Plants Wansley and Scherer, must comply with MATS. In 2015, the U.S. Supreme Court ruled that EPA must consider costs before finalizing MATS and remanded the rule back to EPA for further rulemaking consistent with its opinion. In 2016, EPA released a supplemental finding that it is appropriate and necessary to regulate hazardous air pollutants from coal and oil-fired electric generating units, and that MATS is reasonable. Cases challenging this determination are pending in the U.S. Circuit Court of Appeals for the District of Columbia Circuit, and have been delayed pending EPA reconsideration of the supplemental finding. EPA published a proposed rule in 2018 reconsidering the 2016 supplemental finding. We cannot predict the outcome of this proposed rule or any related litigation concerning MATS, but even if MATS is ultimately overturned, we would still need to comply with Georgia's "multi-pollutant" rule which requires operation of existing controls at Plants Wansley and Scherer.

    Startup, Shut-down or Malfunction.    In 2015, EPA published a rule requiring 36 states, including Georgia, to revise their SIPs relating to excess emissions at industrial facilities, including fossil fuel-fired generating facilities, during periods of startup, shut-down, or malfunction (SSM). Georgia finalized a state rule and submitted a corresponding SIP revision to EPA prior to the applicable deadlines. However, Georgia's revised rule and SIP revision will not become effective unless EPA approves the SIP submittal, which has not occurred. EPA has delayed current litigation challenging the rule while it reconsiders these standards. While EPA may withdraw or change the rule, we cannot predict the ultimate outcome of this rulemaking or any related litigation.

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

Carbon Dioxide Emissions and Climate Change

    Several of the Obama Administration's actions to limit carbon dioxide emissions have been curtailed by the Trump Administration. Some of the actions that could potentially have a direct effect on our operations are summarized below. Emissions of carbon dioxide from our plants totaled 11.1 million short tons in 2018.

    After the U.S. Supreme Court ruled in 2007 that certain greenhouse gases, including carbon dioxide, are pollutants which EPA has the authority to regulate under the Clean Air Act, EPA determined that regulation was needed. Beginning in 2009, EPA issued a series of rules that apply the Clean Air Act Prevention of Significant Deterioration and Title V permitting programs to stationary source emissions of greenhouse gases. In 2015, EPA published a series of rules, known as the Clean Power Plan (CPP), which was one of the most significant regulatory actions to reduce greenhouse gas emissions. In the CPP, EPA established New Source

Performance Standards (NSPS) for new, modified or reconstructed fossil fuel-fired electric generating units. For existing fossil fuel-fired electric generating units, EPA established guidelines for the states to follow in developing final NSPS for such units. Those guidelines became uniform national emission rates for existing units that states were required to incorporate into state rules and performance standards. A lynchpin of the CPP was EPA's interpretation that it could establish emissions guidelines beyond the fence line of regulated sources and require system-wide reductions in carbon dioxide emissions from source owners and operators. In 2016, the U.S. Supreme Court stayed the CPP pending resolution of litigation challenging the CPP in the U.S. Court of Appeals for the District of Columbia Circuit including any appeal to the Supreme Court. That litigation has been delayed by EPA, pending the proposed replacement of the CPP rule.

    In August 2018, the EPA issued a proposed Affordable Clean Energy (ACE) rule to replace the Clean Power Plan. The final ACE rule is expected in spring of 2019. The proposed rule is an "inside the fence" regulation that defines the Best System of Emissions Reduction (BSER) for carbon dioxide as heat rate improvement measures, or a highly efficient facility. The proposed ACE rule gives states flexibility in using the BSER to set the standard of performance for affected units on a source-specific basis and for establishing compliance requirements and deadlines. States are allowed to consider remaining useful life and other factors in setting standards of performance for affected units. Because heat rate improvement measures may trigger New Source Review (NSR), the proposed ACE rule also modifies the NSR program by adding a "maximum hourly emission increase" test that reduces the likelihood of triggering NSR requirements.

    EPA may take other actions in the future to address the emissions of greenhouse gases from our units. For example, EPA is currently reconsidering its NSPS for new and modified fossil fuel-fired electric generating units. We cannot predict the outcome of regulatory changes, agency actions, including but not limited to the withdrawal or revision of guidance, or executive orders related to climate change, nor can we predict the outcome or effect of possible litigation resulting from any of these actions.

    In November 2015, the Paris Agreement was adopted at the United Nations 21st International Climate Change Conference. It established a non-binding universal framework for addressing greenhouse gas emissions based on nationally determined commitments as well as a process for increasing those commitments going forward. On June 1, 2017, President Trump announced that the U.S. would cease all participation in the 2015 Paris Agreement, stating that the accord would undermine the U.S. economy and put it at a permanent disadvantage. The Trump Administration continues to be committed to withdrawing from the agreement. We are unable to determine the ultimate impact, if any of this action on our operations or costs.

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

    On July 30, 2018, the EPA published the first two final rules in the Federal Register that revised a portion of its 2015 CCR rule. The revisions provide relief from several mandatory closure requirements and provide significant flexibility for facility owners to implement the CCR disposal and management requirements. Then, on August 21, 2018, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a decision that addressed all remaining issues raised by industry and environmental groups in the ongoing CCR litigation. In its decision, the D.C. Circuit vacated and remanded portions of EPA's 2015 CCR rule. Among other things, the court ruled that the current federal CCR requirements for unlined and clay-lined surface impoundments must be revised to address potential risks of leakage. On March 13, 2019 the D.C. Circuit granted EPA's motion for remand without vacatur of the revised

CCR rule. EPA is required to issue a rulemaking to incorporate the D.C. Circuit's decision in August 2018. No other litigation related to CCR is pending. We cannot predict the outcome of any future EPA rulemaking efforts relating to CCR plant operations at this time.

    In 2016, and in response to EPA's CCR rulemaking, the Georgia Environmental Protection Division added specific provisions for CCR wastes to its existing solid waste management rules. These rules contain EPA's CCR rule requirements as well as further requirements for CCR wastes in Georgia. The additional requirements are administered through a state permit system. Citizen groups retain the authority to enforce federal CCR requirements. At this point, Georgia's CCR regulations are not anticipated to have a material impact on our compliance obligations under the federal CCR rule. However, we cannot predict the impact of any future changes to the CCR or the effluent limitations guidelines

    Georgia Power has announced that it would cease sending CCR to all of its ash ponds in Georgia including at our co-owned facilities Plants Scherer and Wansley in 2019. It also announced that it would close the ash ponds in place using advanced engineering methods at Plants Wansley and Scherer, among other locations. The initial closure plans Georgia Power filed with the Georgia Environmental Protection Division estimated closing activities to be completed in 2026 for Plant Wansley and 2031 for Plant Scherer. Our current estimated expenditures for the settlement of related asset retirement obligations are approximately $400 million to $550 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds. See Note 1 of Notes to Consolidated Financial Statements. In addition, current estimates suggest that our capital expenditures to comply with the CCR rule and effluent limitations guidelines will be approximately $325 million to $350 million for conversion to dry ash handling, landfill construction and wastewater treatment. More definitive cost estimates will continue to be developed as the process of rule evaluation, compliance approach and design and construction implementation proceeds. The ultimate impacts associated with the federal and state CCR rules and the federal effluent limitations guidelines, any changes EPA may make to those rules, and any related litigation challenging such rules cannot be determined at this time.

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

    In 2015, the U.S. Court of Appeals for the Sixth Circuit stayed a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revised the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would have significantly expanded the scope of federal jurisdiction under the Clean Water Act. Although the rule was not expected to have a substantial impact on our existing operations, it would likely have increased permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. In July 2017, EPA proposed a two-step process to address the stayed rule and followed that proposal with a supplemental proposed rule in June 2018. The first step replaces the 2015 regulations that defined waters of the U.S. with those that were in effect prior to the 2015 rule. In the second step, EPA proposed a rule in December 2018 replacing the 2015 definition with a revised definition that clarifies and narrows the scope of federal authority under the Clean Water Act. We cannot determine the ultimate impact of the 2015 rule, any change to that rule or any litigation challenging that rule or any replacement rule at this time.

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

Nuclear Regulation

    We are subject to the provisions of the Atomic Energy Act of 1954 (the Atomic Energy Act), which vests jurisdiction in the Nuclear Regulatory Commission over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the Nuclear Regulatory Commission to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the Nuclear Regulatory Commission. All aspects of the construction, operation and maintenance of nuclear power plants are regulated by the Commission. From time to time, new Commission regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the Commission are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the Commission determines that the public interest, health or safety so requires. The operating licenses issued for each unit of Plants Hatch and Vogtle expire in 2034 and 2038, and 2047 and 2049, respectively.

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

  Rocky Mountain

    We are subject to the hydropower licensing provisions of the Federal Power Act. Rocky Mountain is a hydroelectric project subject to licensing by the Federal Energy Regulatory Commission. The currently effective Federal Energy Regulatory Commission license to operate the Rocky Mountain project expires in 2026. See "PROPERTIES – Generating Facilities" and " – The Plant Agreements – Rocky Mountain" for additional information.

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

    We are participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. We rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process. As of December 31, 2018, our total investment in the additional Vogtle units was approximately $3.9 billion.

    In mid-2018, Georgia Power advised us that it became aware that the estimated future Vogtle project costs were projected to exceed the corresponding budgeted amounts included in its seventeenth VCM report. Upon discovery of these variances, the Co-owners requested Southern Nuclear perform a full cost analysis and reforecast the cost to complete the project and engaged a third party to independently assess this analysis, forecast and existing project controls for identifying budget variances. Following this analysis, Georgia Power proposed an increased construction budget and included a revised estimate to complete in its nineteenth VCM report filed with the Georgia Public Service Commission in August 2018. This revised estimate included an approximate $1.5 billion increase in capital costs (our 30% share is approximately $450 million) and a project-level contingency of $800 million (our 30% share is $240 million). The increase in the revised budget was primarily attributable to Bechtel and subcontractor construction costs, including craft labor incentives, as well as expenses for project management, oversight and support. The scheduled in-service dates of November 2021 and November 2022 for Vogtle Units No. 3 and No. 4, respectively, did not change in connection with these budget revisions.

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

    In September 2018, the Co-owners voted to continue construction of Vogtle Units No. 3 and No. 4. In connection with this vote, the Co-owners entered into the Term Sheet which was later memorialized by the Global Amendments in February 2019. We also approved a revised budget of $7.5 billion for our 30% ownership interest. The impact of the additional project costs on our budget was substantially mitigated by nearly $500 million of contingency included in our prior budget. As with our prior budgets and consistent with our conservative budget practices, our revised budget includes a separate Oglethorpe-level contingency amount in addition to capital costs, allowance for funds used during construction, and our allocation of the project-level contingency.

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

  •
  shortages, increased costs or inconsistent quality of labor, equipment and materials;

  •
  changes in labor costs, availability and productivity;

  •
  performance by Westinghouse under the Services Agreement;

  •
  loss of access to intellectual property rights necessary to construct or operate the project;

  •
  increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays;

  •
  engineering or design problems;

  •
  delays in start-up activities (including major equipment failure and system integration) and/or operational performance;

  •
  operational readiness, including specialized operator training;

  •
  erosion of public and policymaker support;

  •
  liens on the project;

  •
  contract disputes;

  •
  permits, approvals and other regulatory matters;

  •
  changes in project design or scope;

  •
  impacts of new and existing laws and regulations, including environmental laws and regulations;

  •
  adverse weather conditions; and

  •
  work stoppages.

    However, pursuant to the Global Amendments, Georgia Power agreed to mitigate certain financial exposure for the other Co-owners. In the event that construction costs exceed the EAC in the nineteenth VCM report by more than $800 million up to $2.1 billion, Georgia Power will be responsible for an increasing percentage of construction costs, subject to exceptions, up to a maximum of an additional $180 million, and each Co-owner would maintain its existing ownership interest. In the event that the EAC exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Co-owner's remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.

    Georgia Power and Southern Nuclear are in the process of validating recent construction progress in comparison to the projected schedule and verifying and updating quantities of commodities remaining to install, labor productivity, and forecasted staffing needs. This verification process, led by Southern Nuclear, is expected to be completed during the second quarter of 2019. Although the verification is not complete, we currently do not anticipate any material changes to our project budget of $7.5 billion or the Public Service Commission approved in-service dates of November 2021 and November 2022 as a result of this verification process. However, the current schedule being utilized to manage construction at the Vogtle site, which targets in-service dates in advance of November 2021 and November 2022, may be adjusted to reflect updated information provided by the verification process. The ultimate impact on cost and schedule, if any, will not be known until the verification process is completed. Georgia Power has stated that it is required to report the results and any project impacts to the Public Service Commission by May 15, 2019.

    As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly and/or installation and testing, including any required engineering changes, of plant systems, structures and components; or other issues could further impact the projected schedule and cost. Monthly construction production targets required to maintain the current project schedule will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.

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

    In late 2018, the first four nuclear units to utilize Westinghouse's AP1000 technology began commercial operation in China. Recently one of these units reportedly experienced a failure of one of its four reactor coolant pumps and is not operating pending determination of the cause of the failure and replacement of the pump. The other three nuclear units remain in operation.

    Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule.

    The Global Amendments provide that Georgia Power may cancel the project at any time in its sole discretion. In the event that Georgia Power determines to cancel the project or fewer than 90% of the Co-owners vote to continue construction upon the occurrence of a subsequent project adverse event, we and the other Co-owners would assess our options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval. Further, if Georgia Power or the Co-owners decided to cancel the project, the Department of Energy would have the discretion to require that we repay all amount outstanding under the loan guarantee agreement over a five-year period.

    MEAG is currently involved in litigation with JEA regarding a power purchase agreement for approximately 9% of the total output of Vogtle Units No. 3 and No. 4 for the first 20 years of operation. This litigation could impact MEAG's ability to finance the MEAG Power SPVJ portion of its interest in Vogtle Units No. 3 and No. 4; however, there are provisions in the Joint Ownership Agreements that permit the other Co-owners to fund construction in the event that one Co-owner fails to fund its proportionate costs. MEAG and Georgia Power have entered into a funding agreement for Georgia Power to provide MEAG up to an additional $300 million of financing. JEA has publicly stated that it intends to honor its obligations under the power purchase agreement unless relieved of its obligations by a court. MEAG has stated that it believes JEA's claims are without merit and that it will prevail in these proceedings.

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

    In connection with our share of the cost to construct the additional units at Plant Vogtle, in 2014 we obtained a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy to fund up to $3.1 billion of eligible project costs. Following Westinghouse's bankruptcy in 2017, our ability to request further advances under this loan had been restricted pending satisfaction of certain conditions. On March 7, 2019, we and the Department of Energy entered into an amendment and waiver to the loan guarantee agreement, which allowed us to receive an advance of $585 million, increasing our total borrowings under the original loan to $2.4 billion. On March 22, 2019, we obtained an additional $1.6 billion loan from the Federal Financing Bank and amended and restated the loan guarantee agreement with the Department of Energy to increase the aggregate funding amount available to us to $4.7 billion of eligible project costs and permit us to advance the remaining amount available under the original loan.

    Access to the committed funds under these loans requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. In addition, the occurrence of certain adverse events would give the Department of Energy discretion to require that we repay all amounts outstanding under the loan guarantee agreement over a five-year period. In the event that we are unable to draw the full amount of these loans or are required to repay amounts outstanding over a five year period, we expect that we would finance those project expenditures in the capital markets which would likely be at a higher cost.

    See Note 7a of Notes to Consolidated Financial Statements for additional information about the terms of the loan guarantee agreement and related conditions.

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

    Our access to both short-term and long-term capital market funding remains an important factor in our financing plans, particularly in light of the significant amount of projected capital investment. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and have successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us and potential investors take a similar view, our borrowing costs would likely increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our available liquidity.

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

    Further, an increasing number of lenders and investors are taking into account environmental, social and corporate governance criteria when making lending and investment decisions. Although we are not aware of any instances where our access to capital was limited due to these criteria, such considerations could potentially limit the number of lenders or investors who are willing to lend capital to us or other utility companies in the future.

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

    In order to meet the energy needs of our members, we are in the midst of a multi-year capital spending plan to fund our participation in the construction of Vogtle Units No. 3 and No. 4. Our current project budget for the additional Vogtle units is $7.5 billion, and our investment as of December 31, 2018 was $3.9 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2018, we had $9.3 billion of long-term debt outstanding, an increase of $5.0 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $12.0 billion. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

    Beginning in 2009, in order to increase financial coverage during a period of generation expansion, our board of directors approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2019 our board of directors again approved a margins for interest ratio of 1.14.

Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. Potential future environmental laws and regulations, including those designed to address air and water quality, greenhouse gas emissions, including carbon dioxide, and other matters, may result in significant increases in compliance costs or operational restrictions.

    As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Through 2018, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia's "multi-pollutant rule" and EPA's MATS, two air quality control regulations that have had a significant impact on our business to date. In addition, as of December 31, 2018, we have spent approximately $185 million on capital expenditures related to the coal ash handling and effluent limitation guidelines described below, and expect to spend approximately $150 million more in the near future.

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

    The EPA has determined that carbon dioxide and other greenhouse gases are regulated pollutants under the Clean Air Act. As a result of this determination, in October 2015 the EPA published final rules regarding emissions of carbon dioxide from certain fossil fuel-fired electric generating units. One of the rules, referred to as the "Clean Power Plan," established guidelines for states to develop plans to limit emissions of carbon dioxide from certain existing fossil fuel-fired electric generating units. The guidelines and standards set forth in the Clean Power Plan could impose future operational restrictions and substantial costs on our coal-fired units. In February 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan pending the resolution of litigation challenging the rule. In October 2017, the EPA proposed a rule to rescind the Clean Power Plan and in August 2018, the EPA issued a proposed Affordable Clean Energy (ACE) rule to replace the Clean Power Plan. The final ACE rule is expected in spring of 2019. It is likely that the EPA's actions to replace the Clean Power Plan will be challenged. If the Clean Power Plan is not ultimately replaced and survives litigation challenging the rule, we anticipate that some of the policy approaches it sets forth could have significant negative consequences for the economy and electric system in Georgia and the nation.

    Even if the Clean Power Plan is replaced by the ACE rule, we expect that additional efforts to limit the emissions of greenhouse gases, including carbon dioxide, will continue. For example, the U.S. House of Representatives has introduced legislation aimed at reducing greenhouse gas or other emissions from power plants; although such legislation is currently unlikely to be adopted. The timing, cost and effect of any future laws or regulations attempting to reduce greenhouse gas emissions are uncertain; however, certain laws or regulations could impose substantial costs on our business and operational restrictions on certain of our generating facilities, particularly our coal-fired units.

    In April 2015, the EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. Georgia Power has announced that ash ponds at each of its Georgia coal-fired facilities, including our co-owned facilities, will cease receiving new coal ash in early 2019 and that closure activities for the ash ponds at Plants Wansley and Scherer are initially estimated to be completed in 2026 and 2031, respectively. Currently, we and Georgia Power anticipate utilizing advanced engineering methods to close the existing ash ponds in place and continue to review the ultimate cost of this rule on our co-owned coal facilities. In September 2015, the EPA also finalized a rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. We have already begun investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines and estimate our total capital cost for compliance to be $325 million to $350 million. Expenditures for the settlement of related asset retirement obligations are approximately $400 million to $550 million (in year of expenditure dollars).

    Litigation relating to environmental issues, including claims of property damage, personal injury or common law nuisance caused by plant emissions, including greenhouse gases, wastewater discharges or solid waste disposal, including coal combustion residuals, is generally increasing throughout the U.S. Likewise, actions by private citizen groups to enforce environmental laws and regulations are also becoming increasingly prevalent.

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

    We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 18% of our generating capacity and 44% of our energy generated during 2018. Our ownership interests in these facilities expose us to various risks, including:

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

  •
  interruptions or shortages in fuel, water or material supplies;

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

    We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. For 2018, our primary fuel price exposure was to natural gas, as natural gas expenses constituted 59% of our fuel costs for the year. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members' risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Despite the recent depression in domestic natural gas prices, natural gas prices have historically been more volatile than other fuel sources and stable pricing cannot be assured. Further, the availability of shale gas and potential regulations affecting its accessibility may have a material impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

If we were unable to obtain an adequate supply of fuel, our ability to operate our facilities could be limited.

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

    Our business model is to provide our members with wholesale electric power at the lowest possible cost. A key element of this model is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. Distributed generation or energy storage technologies currently exist or are in development, such as large-scale batteries, fuel cells, micro turbines, windmills and solar cells, that may be capable of producing or storing electric power at costs that are comparable with, or lower than, our cost of generating power. If these technologies were to develop sufficient economies of scale and be broadly adopted in our members' service territories, it could adversely affect our ability to recover the fixed costs related to and the value of our generating facilities and significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

    Many of our generating facilities were constructed more than 30 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period of time, or other service-related interruptions. Further, maintaining facility availability and compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities and we may determine to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members' ability to perform their contractual obligations to us.

We are subject to the risk that counterparties may fail to perform their contractual obligations which could adversely affect us.

    We routinely execute transactions with counterparties in the energy and financial services industries. These transactions include credit facilities, facility construction, co-owner agreements, contracts related to the market price and supply of natural gas and coal, and power sales and purchases. Many of these transactions expose us to the risk that our counterparty may fail to perform its contractual obligations. If a defaulting counterparty is in poor financial condition, we may not be able to recover damages for any breach of contract.

    In the context of facility construction, a counterparty's failure to perform its contractual obligations under the applicable agreement could impact the project cost and schedule and potentially project completion.

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

Plant Performance

    The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1)	Equivalent Availability(2)			Capacity Factor(3)
Unit	(Megawatts)	2018	2017	2016	2018	2017	2016

Plant Hatch
Unit No. 1	262.2	91%	95%	90%	91%	95%	91%
Unit No. 2	264.3	95	92	98	96	93	98
Plant Vogtle
Unit No. 1	344.5	93	92	100	96	93	102
Unit No. 2	344.7	100	95	94	102	97	95
Plant Wansley
Unit No. 1	261.6	90	95	96	14	9	11
Unit No. 2	261.6	91	95	79	8	4	5
Combustion Turbine(4)	0	62	41	39	0	0	0
Plant Scherer
Unit No. 1	515.0	84	71	99	39	23	55
Unit No. 2	515.0	77	96	85	41	52	48
Rocky Mountain(5)
Unit No. 1	272.3	78	97	25	13	18	6
Unit No. 2	272.3	44	77	97	11	16	24
Unit No. 3	272.3	82	78	99	17	17	16
Doyle(5)	281.0	50	55	69	2	1	4
Talbot(5)	682.3	75	77	77	8	5	11
Chattahoochee	458.0	79	91	83	65	82	74
Hawk Road(5)	486.9	68	83	69	11	10	18
Hartwell(5)	305.5	75	80	57	6	3	1
Smith
Unit No. 1	630.0	43	86	89	29	57	60
Unit No. 2	630.0	90	86	90	67	59	56

TOTAL	7,059.5

(1)
Summer Planning Reserve Capacity is the amount used for 2019 capacity reserve planning.
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

    Coal.    Coal for Plant Wansley is purchased in spot market transactions. As of February 28, 2019, we had a 63-day coal supply at Plant Wansley based on continuous operation. Plant Wansley burns bituminous coal purchased primarily from coal mines in the Illinois Basin.

    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2019, our coal stockpile at Plant Scherer contained a 43-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.

    We separately dispatch Plants Wansley and Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 1,200 railcars to transport coal to these two facilities.

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

    Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate Doyle, Talbot, Chattahoochee, Hawk Road, Hartwell and Smith. We purchase natural gas in the spot market and under agreements at indexed prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We have entered into long-term firm contracts for transportation of a significant percentage of our anticipated natural gas supply. We also purchase transportation under short-term firm and non-firm contracts. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."

Co-Owners of Plants

    Plants Hatch, Vogtle, Wansley and Scherer Units No. 1 and No. 2 are co-owned by Georgia Power, MEAG, the City of Dalton and us, and Rocky Mountain is co-owned by Georgia Power and us. Each co-owner owns or leases undivided interests in the amounts shown in the following table, which excludes the Plant Wansley combustion turbine. We are the operating agent for Rocky Mountain. Georgia Power is the operating agent for each of the other plants.

	Nuclear				Coal-Fired				Pumped Storage
	Plant Hatch		Plant Vogtle(2)		Plant Wansley		Plant Scherer Units No. 1 & No. 2		Rocky Mountain		Total
	%	MW(1)%		MW(1)%		MW(1)%		MW(1)%		MW(1)	MW(1)

Oglethorpe	30.0	539	30.0	1,356	30.0	519	60.0	982	74.6	633	4,029
Georgia Power	50.1	900	45.7	2,066	53.5	926	8.4	137	25.4	215	4,244
MEAG	17.7	318	22.7	1,026	15.1	261	30.2	494	–	–	2,099
Dalton	2.2	39	1.6	72	1.4	24	1.4	23	–	–	158

Total	100.0	1,796	100.0	4,520	100.0	1,730	100.0	1,636	100.0	848	10,530

(1)
Based on nameplate ratings.

(2)
Plant Vogtle Units No. 3 and No. 4 are currently under construction.

  Georgia Power Company

    Georgia Power is a wholly owned subsidiary of The Southern Company and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of this energy. Georgia Power distributes and sells energy within the State of Georgia at retail in over 600 communities, including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Savannah, as well as in rural areas, and at wholesale to some of our members, the MEAG and two municipalities. Georgia Power is the largest supplier of electric energy in the State of Georgia. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company." Georgia Power is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the SEC.

  Municipal Electric Authority of Georgia

    The Municipal Electric Authority of Georgia, also known as MEAG, is a state-chartered, municipal joint-action agency that provides capacity and energy to its membership of 49 municipal electric utilities, including 48 cities and one county in the State of Georgia. MEAG has wholesale take-or-pay power sales contracts with each of its 49 participants that extend to June 2054. MEAG is Georgia's third largest power supplier behind Georgia Power and us.

  City of Dalton, Georgia

    Dalton Utilities is a combined utility that provides electric, gas, water and wastewater services to the city of Dalton, located in northwest Georgia, and some of the surrounding communities.

The Plant Agreements

  Plants Hatch, Wansley, Vogtle and Scherer

    Our rights and obligations with respect to Plants Hatch, Wansley, Vogtle and Scherer are contained in a number of contracts between Georgia Power and us and, in some instances, MEAG Power and the City of Dalton. We are a party to four Purchase and Ownership Participation Agreements (Ownership Agreements) under which we acquired from Georgia Power a 30% undivided interest in each of Plants Hatch, Wansley and Vogtle, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the Scherer Common Facilities). We have also entered into four Operating Agreements (Operating Agreements) relating to the operation and maintenance of Plants Hatch, Wansley, Vogtle and Scherer, respectively. The Ownership Agreements and Operating Agreements relating to Plants Hatch and Wansley are two-party agreements between Georgia Power and us. The Ownership Agreements and Operating Agreements relating to Plants Vogtle and Scherer are agreements among Georgia Power, MEAG, the City of Dalton and

us. The parties to each Ownership Agreement and Operating Agreement are referred to as "participants" with respect to each such agreement.

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

    The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Plant Wansley will remain in effect until 2041. The Operating Agreement for Scherer Units No. 1 and No. 2 will remain in effect with respect to Scherer Units No. 1 and No. 2 until 2022 and 2024, respectively. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.

    In conjunction with the development of additional units at Plant Vogtle, we, Georgia Power, MEAG and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of recent amendments to our ownership agreements related to Vogtle Units No. 3 and No. 4.

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

ITEM 4.    MINE SAFETY DISCLOSURES

    Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

    The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2018, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2018	2017	2016	2015	2014

STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,479,379	$1,433,830	$1,506,807	$1,219,052	$1,314,869
Sales to non-Members	734	366	424	130,773	93,294

Total operating revenues	$1,480,113	$1,434,196	$1,507,231	$1,349,825	$1,408,163

Operating expenses:
Fuel	$502,904	$473,184	$513,258	$441,738	$515,729
Production	417,391	401,374	434,306	457,264	428,801
Depreciation and amortization	233,284	224,098	217,534	168,920	166,247
Purchased power	63,468	59,996	54,108	56,925	71,799
Accretion	38,090	36,674	32,361	26,108	24,616
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	–	–	–	(58,588)	(58,426)

Total operating expenses	$1,255,137	$1,195,326	$1,251,567	$1,092,367	$1,148,766

Operating margin	224,976	238,870	255,664	257,458	259,397
Other income, net	68,262	64,985	56,903	52,030	46,371
Net interest charges	(242,039)	(252,578)	(262,222)	(261,147)	(259,133)

Net margin	$51,199	$51,277	$50,345	$48,341	$46,635

BALANCE SHEET DATA
Electric plant, net:
In service	$4,739,565	$4,584,075	$4,671,500	$4,670,310	$4,582,551
Nuclear fuel, at amortized cost	358,358	358,562	377,653	373,145	369,529
Construction work in progress	3,866,042	2,935,868	3,228,214	2,868,669	2,374,392

Total electric plant	$8,963,965	$7,878,505	$8,277,367	$7,912,124	$7,326,472

Total assets	$12,183,268	$10,928,139	$10,701,113	$10,059,783	$9,448,820

Capitalization:
Long-term debt	$9,347,307	$8,232,703	$8,304,523	$7,575,027	$7,256,995
Obligations under capital leases	87,191	94,358	98,531	100,456	121,731
Obligations under Rocky Mountain transactions	21,428	20,051	18,765	17,561	16,434
Patronage capital and membership fees	962,286	911,087	859,810	809,465	761,124
Accumulated other comprehensive (gain) loss	–	–	(370)	58	468

Subtotal	$10,418,212	$9,258,199	$9,281,259	$8,502,567	$8,156,752
Less: long-term debt and capital leases due within one year	(522,289)	(216,694)	(316,861)	(189,840)	(160,754)
Less: unamortized debt issuance costs	(92,377)	(87,802)	(93,133)	(93,651)	(97,423)
Less: unamortized bond discounts on long-term debt	(10,954)	(7,811)	(8,128)	(4,337)	(4,516)

Total capitalization	$9,792,592	$8,945,892	$8,863,137	$8,214,739	$7,894,059

Cash paid for property additions	$1,185,367	$1,019,695	$613,019	$495,426	$534,171

OTHER DATA
Energy supply (megawatt-hours):
Generated	23,299,117	24,028,841	25,918,782	22,408,932	21,699,553
Purchased	129,334	143,546	49,945	142,150	400,699

Available for sale	23,428,451	24,172,387	25,968,727	22,551,082	22,100,252

Member revenues per kWh sold	6.43¢	6.02¢	5.90¢	6.64¢	6.52¢

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

2018 Financial Results

    We had another successful year in 2018 as we continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. As expected, our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $51.2 million in 2018, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture.

    Since 2009, we have targeted higher margins than necessary to meet our margins for interest ratio covenant of 1.10. We believe this is prudent due to significant capital expenditures and increased debt to fund those capital expenditures, most notably related to the construction of Vogtle Units No. 3 and No. 4. We have achieved our targeted margins in each of these years and, as a result, our patronage capital has increased significantly, from $535.8 million at December 31, 2008 to $962.3 million at December 31, 2018. For 2019, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the remainder of the Vogtle construction period.

    As a result of expanding our generation capacity and upgrading our generation facilities over the past several years, our total assets and total debt have significantly increased. In 2018, we crossed thresholds of $12 billion in assets and $9 billion in debt, which have both more than doubled over the past ten years. During the remainder of the Vogtle construction period, we expect that our assets, long-term debt and patronage capital will each continue to increase.

Vogtle Units No. 3 and No. 4

    Although 2018 was not without its challenges, we and the other Co-owners of Plant Vogtle continue to make substantial progress regarding the development and construction of Vogtle Units No. 3 and No. 4. Approximately one year after assuming project management responsibilities at the Vogtle project, Southern Nuclear and Georgia Power advised the Co-owners of a budget increase. The revised estimate to complete included an approximate $1.5 billion increase in capital costs and added a project-level contingency of $800 million. Notably, the November 2021 and November 2022 commercial operation dates approved by the Georgia Public Service Commission did not change. Under the Joint Ownership Agreements, this budget increase, as well as Georgia Power's decision not to seek cost recovery for its portion of the capital cost increase, required at least 90% of the Co-owners to vote to continue construction. In September 2018, the Co-owners voted to proceed with the additional Vogtle units.

    A key factor in our decision to proceed with the Vogtle units was our ability to secure substantial protections for our members and their consumers. Under the Global Amendments, Georgia Power will be responsible for up to an additional $180 million of certain project costs if the construction costs exceed the budget presented in the nineteenth VCM report by $800 million to $2.1 billion. If the estimate at completion increases by more than $2.1 billion, we and the other Co-owners, will have a one-time option to freeze our investment in the Vogtle units. These provisions give us protection and flexibility to protect our members if there are further budget increases of the magnitude we experienced in 2018. Conversely, if Georgia Power completes the project on time and under budget, it will receive an increased percentage of the cost savings.

    Following the increase in project budget, we raised our budget to $7.5 billion. The impact of the additional project costs on our budget was substantially mitigated by nearly $500 million of contingency included in our prior budget. As with our prior budgets and consistent with our conservative budget practices, our revised budget includes a separate Oglethorpe-level contingency amount in addition to capital costs, allowance for funds used during construction, and our allocation of the project-level contingency. Given the magnitude of the Vogtle project, we and some of our members have implemented various rate management programs to smooth out the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

    Construction continues to move forward at the site and a number of important construction milestones were achieved during 2018. At the end of 2018, Georgia Power and Southern Nuclear began the process of validating recent construction progress against the current project schedule as well as verifying and updating the remaining construction and testing process. Although this process is still underway, we currently do not expect any material change to the November 2021 and 2022 commercial operation dates approved by the Public Service Commission or our project budget. However, the current schedule being utilized to manage construction at the Vogtle site, which targets in-service dates in advance of November 2021 and November 2022, may be adjusted to reflect updated information provided by the verification process. Georgia Power has stated that it will report the results of the verification process to the Public Service Commission by May 15, 2019.

    The Department of Energy continues to be an important source of financing the Vogtle project. In 2014, we received a $3.1 billion federal loan guarantee from the Department of Energy. Following Westinghouse's bankruptcy in 2017, our ability to request further advances under the related loan had been restricted pending satisfaction of certain conditions and an amendment to the loan guarantee agreement. On March 7, 2019, we and the Department of Energy entered into an amendment and waiver to the loan guarantee agreement, which allowed us to receive an advance of $585 million, increasing our total borrowings under the original loan to $2.4 billion. On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that both permits us to draw the remaining principal under the original $3.1 billion loan and adds the $1.6 billion additional loan commitment issued to us in September 2017. In total, Department of Energy-guaranteed loans will provide nearly $4.7 billion of long-term financing at lower interest rates than our alternative sources of financings. We anticipate the net present value of the savings from these loans will be over $500 million, which will reduce the long-term costs of these units for our consumers. When combined, the $4.7 billion of funding guaranteed by the Department of Energy and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget.

    Separately, as a result of the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We estimate that the nominal value of our allocation of production tax credits will be approximately $700 million and will be earned for eight years post commercial operation. We will continue to analyze various options to monetize these credits with one or more third parties, including our option to sell to Georgia Power under the Global Amendments. However, in order to maximize the value of these production tax credits, we do not anticipate entering into any agreement to sell these production tax credits until one or both of the Vogtle Units reach commercial operation. We are grateful to the supporters of these tax credits as well as the regulators who are drafting the regulatory framework for these credits. Ultimately, the value of these credits will reduce our members' costs related to the new Vogtle units and benefit the electric consumers they serve.

    Upon completion, Vogtle Units No. 3 and No. 4 will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of carbon-free, baseload generating capacity. We expect these units to be valuable assets for us and our members over the next 60 to 80 years and to contribute to our diverse pool of generation resources. For additional information regarding Vogtle Units No. 3 and No. 4 and related financing activities, see "BUSINESS –

OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4," "– Financial Condition – Financing Activities – Department of Energy-Guaranteed Loan" and "– Capital Requirements – Capital Expenditures" and Note 7a of Notes to Consolidated Financial Statements.

Rate Management Programs

    Over the last five years, our average wholesale power rate to our members has been at or below the mid-six cent per kilowatt-hour range. Based on current assumptions, we anticipate our average wholesale power rate to increase to the mid-to-high-seven cents per kilowatt-hour range in 2023, the first full year we expect both new Vogtle units to be operational. However, many of our members have voluntarily implemented independent rate management programs and have elected to participate in rate management programs that we offer to smooth out rate impacts due to Vogtle. In 2018, we offered our members an optional rate management program allowing for a one-time election of additional collections of future expenses for a five-year period which will then be applied to billings over the subsequent five-year period. For participating members, the additional collections will have the effect of gradually increasing their payments to us over the initial five year period, 2018 to 2022, in order to soften the impact of full integration of the new Vogtle units' costs into rates. In 2023 to 2025, the first few full years after expected commercial operation of the Vogtle units, we will apply a portion of the additional amounts collected to participating members' bills, which we expect to reduce the rate impact to those members by approximately one-third of a cent each year, from the mid-to-high-seven cent per kilowatt-hour range to the low-to-mid-seven cent per kilowatt-hour range. The impact of the program will gradually decrease through 2027, its final year. Further, because we only supply around 60% of our members' wholesale power requirements, the ultimate rate impact on the retail consumers may be further mitigated as our members' rates are blended with their supplemental power supply sources, transmission and retail distribution costs.

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

Asset Management

    One of our primary focus areas continues to be ensuring that our owned and operated generation facilities perform in the most efficient and cost-effective manner possible and, in 2019, we will continue to seek ways to improve the reliability of our generating facilities. Our Operational Excellence program strives to achieve safety, reliability and compliance in a cost effective manner. Many of the generation facilities we operate rank in the top quartile of similar plants in one or more key performance indicators, including start reliability, peak season availability and forced outages. Achieving operational excellence results in the most reliable, efficient and lowest cost power supply for our members; therefore, effective asset management will always be one of our top priorities.

Environmental Regulations

    A key component in effective asset management is maintaining compliance with all applicable environmental regulatory standards. Although several of the short-term pressures we face from environmental legislation and regulations have decreased since the beginning of 2017, environmental regulations continue to present substantial challenges to us and our members. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members' electricity consumers.

    Greenhouse gas and carbon dioxide emissions have been one of the most prominent areas for environmental regulations over the past several years. In 2018, the EPA proposed replacing the Clean Power Plan with the Affordable Clean Energy (ACE) rule and continues to evaluate other greenhouse gas regulations. We are encouraged by the EPA's recent actions and have previously stated our belief that the Clean Power Plan is significantly flawed and could have significant negative consequences for the economy and electric systems of Georgia and nationwide.

    Even if the ACE rule ultimately replaces the Clean Power Plan, we anticipate that efforts to reduce greenhouse gas emissions, in particular carbon dioxide, will continue. Although we cannot predict the form or timing of any such laws or regulations, we believe that we are well-situated to effectively manage such challenges and that our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4, positions us well to continue to meet our members' needs. Further, our members continue to pursue renewable generation opportunities and invest where they deem appropriate in order to meet the demands of their member consumers and prepare for potential future limitations on greenhouse gas emissions.

    In addition to greenhouse gases, we must also comply with several other environmental regulations. For example, in order to comply with the coal combustion residue rule and effluent limitation guidelines we expect to spend approximately $325 million to $350 million in capital costs in addition to $400 to $550 million (in year of expenditure dollars) associated with our asset retirement obligations. In response to these regulations, Georgia Power intends to cease delivering CCR to the ash ponds at Plants Scherer and Wansley in 2019.

Outlook for 2019

    We remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.1 million people they serve and believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to Vogtle Units No. 3 and No. 4. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 45 years, including, among other things:

  •
  maintaining a balanced and diverse portfolio of generating resources, including nuclear, natural gas, coal and hydro and continuing the efficient and cost-effective operation of these resources;

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

    Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2018, our regulatory assets and regulatory liabilities totaled $655.1 million and $219.0 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

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

    A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units and the coal ash ponds at our coal-fired units. At December 31, 2018, our nuclear decommissioning and coal ash related asset retirement obligations were $659.0 million and $326.2 million, respectively. Our asset retirement obligations represent an estimate of the present value of anticipated retirement costs. For additional detail regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements. These obligations represented 97% of our total asset retirement obligations.

    Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed. These studies provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation and discount rates, which we consider to be critical assumptions. Our current estimates are based upon studies that were performed in 2018. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

    We also consider our coal ash related decommissioning liabilities at Plants Scherer and Wansley to be critical estimates, in particular those for the coal ash ponds. Cost studies are periodically performed to provide site-specific "base year" estimates that determine the nature and timing of planned decommissioning costs. These cost studies are based on relevant information available at the time they are performed. Critical assumptions include coal ash pond closure strategy, including water treatment requirements, and the volume of coal ash in the ponds. In addition, these estimates are dependent on other subjective factors, such as estimates of costs to perform the decommissioning and post-closure activities, timing of expenditures, and the selection of cost escalation and discount rates. Our current estimates are based upon studies that were performed in 2018. For ratemaking purposes, we are applying regulated operations accounting to the decommissioning costs and currently expect to recover ash pond closure costs over approximately 13 years. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

  Recently issued or adopted accounting pronouncements

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

    We adopted the new revenue standard effective January 1, 2018, using the full retrospective method,

which requires us to restate each prior reporting period presented. The most significant impact of the new revenue standard to us relates to the potential recognition of refund liabilities in interim reporting periods. The adoption of the new revenue standard did not change the nature, amounts or timing of revenues we recognize within an annual reporting period and, therefore, restatement of the annual periods was not required. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. For years 2018 and 2017, we recognized refund liabilities totaling $30.9 million and $29.1 million, respectively. Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

    In January 2016, the FASB issued "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. One of the provisions in this standard requires our equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of our subsidiary, to be measured at fair value with changes in fair value recognized in net margin. None of the other provisions in this standard will have any impact to our consolidated financial statements. As disclosed within Note 1i, we previously adopted regulatory accounting treatment with respect to unrealized gains and losses on our debt and equity securities within our nuclear decommissioning funds. During the fourth quarter of 2017, we adopted regulatory accounting treatment with respect to unrealized gains and losses on all other equity investments. Upon applying regulatory accounting treatment, unrealized gains on our equity investments are recorded as a regulatory liability and, conversely, unrealized losses on our equity investments are recorded as a regulatory asset, at the end of each reporting period. As of December 31, 2018 and December 31, 2017, we recorded, excluding our regulatory accounting treatment related to our nuclear decommissioning funds, $1.0 million and $0.6 million, respectively, of unrealized losses on our equity investments as a regulatory asset. On January 1, 2018, we adopted the amendments within this standard. The adoption of this standard did not have any impact to our consolidated financial statements due to our regulatory accounting treatment for unrealized gains and/or losses on our equity investments.

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

    During 2018, the FASB issued additional guidance related to the new leases standard, including a practical expedient that allows entities to not evaluate existing and expired land easements that were not previously accounted for as leases upon adoption of Topic 842 and an additional transition method that allows entities to not apply the new leases guidance in the comparative periods entities present in their financial statements in the year of adoption.

    We have fully completed our implementation of the new leases standard and the adoption of the standard did not have a material impact on our consolidated financial statements. We have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have a minor number of various nominal leases.

    We account for the Scherer Unit No. 2 leases as capital leases and the railcar leases as operating leases under the current lease accounting model. The key changes in our adoption of the new leases standard is how we account for our operating leases that are currently off-balance sheet. Our evaluation process included, but was not limited to, reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients available to us.

    On January 1, 2019, we adopted the new leases standard using the optional transition method to apply the new lease guidance as of January 1, 2019, rather than as of the earliest period presented. Upon adoption of the new leases standard, we recognized right-of-use assets and offsetting lease liabilities totaling approximately $7.0 million.

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

    In March 2018, the FASB issued "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." In accordance with the standard, we recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities as of the year ended December 31, 2017. During the year ended December 31, 2018, we finalized our Staff Accounting Bulletin 118 analysis and there was no impact to the results of operations.

    In August 2018, the FASB issued "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement." This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.

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

    Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2019. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

  Patronage Capital

    Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2018, we had $962.3 million in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.2% and 9.8% at December 31, 2018 and December 31, 2017, respectively.

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

    Decisions to dispatch our power plants and thus the amount of energy we generate and sell to our members are economically driven by supply and demand considerations. The primary supply considerations include (i) fuel prices and other marginal operating costs of the plant, which factor into a dispatch cost we calculate for each resource, (ii) plant availability, which is driven by factors such as outages for maintenance or refuelings and (iii) plant efficiency, as determined by the heat rate which measures the amount of fuel required to generate one kilowatt hour of electricity. We prioritize the order in which we dispatch our plants such that we dispatch our available plants with the lowest dispatch cost first, and those with the highest dispatch cost last, when demand is highest. The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. This is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for a significant portion of the energy they purchase. In 2018, our energy generation and member sales were lower than in 2017 and 2016; primarily due to an unplanned outage at one of the units at the Smith facility and a major maintenance outage at Scherer in the second half of 2018.

    Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. Natural gas prices were relatively low in 2016 and 2017, but increased moderately in 2018 during the peak seasons, particularly during the colder months when our members' energy demand and our gas fired generation were high. In addition to the prevailing market price, our average cost of natural gas per kilowatt hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combined cycle units, our combustion turbines are less efficient and thus burn more gas per kilowatt hour of electricity generated. Consequently, our combustion turbines are dispatched less frequently than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as on hot summer days. In 2018, we dispatched our combustion turbines more frequently than in 2017 due to higher peak demand driven by relatively colder winter weather as well as the outages at Smith and Scherer. The generation from our combustion turbines in 2018 was the second highest on record, after 2016 when we saw a hot summer with more frequent instances of peak demand.

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

    Our energy sales to our members also fluctuate from period to period based on weather. Winter in 2018 was relatively cold, and we therefore experienced our peak demand for the year in January. This partially offset the decline in 2018 energy sales to our members that resulted from the reduced plant availability which occurred in late 2018. Summer in 2016 was relatively hot and as a result, member demand and energy requirements, and therefore, energy sales to our members were higher in 2016 compared with 2017 and 2018. The higher 2016 energy sales also contributed to higher fuel costs and, consequently, higher operating expenses in 2016 than in 2017 or 2018.

    We also continued to make significant capital expenditures over the past three years, particularly for the new units under construction at Plant Vogtle, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has generally increased. As discussed under "– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of the additional units at Plant Vogtle.

  Net Margin

    Our net margin for the years ended December 31, 2018, 2017 and 2016 was $51.2 million, $51.3 million and $50.3 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2018, 2017 and 2016. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."

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

    The components of member revenues were as follows:

	(in thousands)			2018 vs. 2017	2017 vs. 2016
	2018	2017	2016	% Change	% Change

Capacity revenues	$927,419	$912,421	$949,193	1.6%	(3.9)%
Energy revenues	551,960	521,409	557,614	5.9%	(6.5)%

Total	$1,479,379	$1,433,830	$1,506,807	3.2%	(4.8)%
kWh Sales	23,011,079	23,813,679	25,522,852	(3.4)%	(6.7)%
Cents/kWh	6.43	6.02	5.90	6.8%	2.0%
Member energy requirements supplied	57%	63%	64%	(9.5)%	(1.6)%

    Capacity revenues increased slightly in 2018 compared to 2017 primarily due to the recovery of fixed production costs, which increased during the period. Capacity revenues declined 3.9% in 2017 compared to 2016 primarily as a result of a decrease in fixed production costs and the recovery of such costs. For a discussion of production costs, see "– Operating Expenses."

    The 5.9% increase in energy revenues from members in 2018 compared to 2017 was primarily a result of an increase in total fuel costs. Offsetting the increase was a decline in generation for member sales. The 6.5% decrease from 2017 compared to 2016 was primarily due to a decrease in generation for member sales and a decrease in total fuel costs. Slightly offsetting the decrease was an increase in costs related to purchased power energy.

  Operating Expenses

    Our operating expenses increased 5.0% in 2018 compared to 2017 and decreased 4.5% in 2017 compared to 2016. The increase in 2018 was primarily due to increased fuel and production costs. The decrease in 2017 was primarily due to lower fuel and production costs.

    The following table summarizes our kilowatt-hour (kWh) generation and fuel costs by generating source.

	Cost							Generation							Cents per kWh
	(dollars in thousands)							(kWh in thousands)
Fuel Source	2018	2017	2016	2018 vs. 2017 % Change		2017 vs. 2016 % Change		2018	2017	2016	2018 vs. 2017 % Change		2017 vs. 2016 % Change		2018	2017	2016	2018 vs. 2017 % Change		2017 vs. 2016 % Change

Coal	$119,459	$103,007	$141,773	16.0%		(27.3%	)	4,062,982	3,605,093	4,800,836	12.7%		(24.9%	)	2.94	2.86	2.95	2.8%		(3.1%	)
Nuclear	85,949	90,520	83,751	(5.0%	)	8.1%		10,314,928	10,110,190	10,344,201	2.0%		(2.3%	)	0.83	0.90	0.81	(7.8%	)	11.1%
Natural Gas:
Combined Cycle	240,122	239,472	221,851	0.3%		7.9%		8,047,494	9,823,035	8,916,272	(18.1%	)	10.2%		2.98	2.44	2.49	22.1%		(2.0%	)
Combustion Turbine	57,374	40,185	65,883	42.8%		(39.0%	)	1,271,542	966,548	1,743,795	31.6%		(44.6%	)	4.51	4.16	3.78	8.4%		10.1%

	$502,904	$473,184	$513,258	6.3%		(7.8%	)	23,696,946	24,504,866	25,805,104	(3.3%	)	(5.0%	)	2.12	1.93	1.99	9.8%		(3.0%	)

    Total fuel costs increased in 2018 compared to 2017 primarily due to (i) increased transportation costs associated with a new pipeline placed into service in August 2017 and (ii) a shift in generation to relatively more expensive units. The shift in generation was primarily driven by unplanned outages at one of our coal-fired units in the first quarter of 2018 and one of our natural gas-fired combined cycle units during the second half of 2018. The increase was also due in part to higher natural gas prices, particularly during January 2018 when extreme cold weather affected the supply and transportation of natural gas. In addition to the natural gas consumed being more expensive, the higher cost contributed to a shift in generation to oil and coal-fired units.

    Total fuel costs decreased in 2017 compared to 2016 as a result of a 7.8% decrease in generation and a shift in generation to the relatively more economical natural gas-fired combined cycle units. The decrease and shift in generation were due in part to more moderate weather in 2017, in particular the summer months, and an extended major maintenance outage at one of our coal-fired units. As a result of these factors, generation at our relatively more expensive combustion turbine and coal-fired plants decreased by 44.6% and 24.9%, respectively. Partially offsetting the decrease was an 8.1% increase in nuclear fuel costs largely due to spent fuel storage costs incurred during 2017.

    Changes in total fuel costs are also impacted by the amount of realized gains and losses incurred for natural gas financial hedging contracts utilized for managing our exposure to fluctuations in market prices of natural gas. During 2018 and 2017, we realized net gains of $5.1 and $2.1 million, respectively. In 2016, we realized a net loss of $17.3 million.

    Production costs increased 4.0% in 2018 compared to 2017 and decreased 7.6% in 2017 compared to 2016. Production costs can vary due to the number and extent of outages in a given year. The increase in 2018 was primarily a result of fixed maintenance costs associated with planned and unplanned maintenance outages at some of our natural gas-fired plants. The decrease in 2017 was primarily due to a decline in planned major maintenance costs and lower fixed maintenance costs at our natural gas-fired plants.

  Other Income

    Investment income increased 7.0% in 2018 compared to 2017 and 8.6% in 2017 compared to 2016. The increase in both periods was due to higher investment balances and an increase in the investment income associated with nuclear decommissioning. Nuclear decommissioning investment income increased $2.1 million in 2018 and $1.9 million in 2017 primarily as a result of applying regulated operations treatment to our nuclear decommissioning related transactions. This treatment reflects the difference in collections plus earnings of the decommissioning funds and the related asset retirement obligation expenses.

  Interest Charges

    Allowance for debt funds used during construction increased in 2018 and 2017 primarily due to increased borrowings for Vogtle Units No. 3 and No. 4 construction expenditures.

    Interest expense increased in 2018 compared to 2017 primarily due to increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4 project, offset by lower fixed interest rates on certain refinanced debt. The increase in interest expense in 2017 compared to 2016 was primarily due to increased debt issued to finance the Vogtle construction project.

Financial Condition

  Overview

    Consistent with our budgeted margin for 2018, we achieved a 1.14 margins for interest ratio which produced a net margin of $51.2 million. This net margin increased our total patronage capital (our equity) and membership fees to $962.3 million at December 31, 2018. Our 2019 budget again targets a 1.14 margins for interest ratio.

    Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.2% at December 31, 2018 and 9.8% at December 31, 2017. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.

    We had a strong liquidity position at December 31, 2018, with $1.7 billion of unrestricted available liquidity, including $752.6 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction and for other purposes at a low cost. The average cost of funds on the $436.6 million of commercial paper outstanding at December 31, 2018 was 2.98%.

    Our total assets increased to $12.2 billion at December 31, 2018 from $10.9 billion at December 31, 2017. For the past several years, our total assets have shown significant increases due to increases in construction work in progress in connection with the additional nuclear units under construction at Plant Vogtle.

    Property additions during 2018 totaled $1.2 billion. These additions include costs related to the construction of the new Vogtle units, environmental control facilities being installed at coal-fired Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

    There was a net increase in long-term debt and capital leases of $1.1 billion at December 31, 2018 compared to December 31, 2017. The weighted average interest rate on the $9.3 billion of long-term debt outstanding at December 31, 2018 was 4.18%.

  Sources of Capital and Liquidity

    Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings.

    In 2014, we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that provides funding for $3.1 billion of the cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle. In September 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional funding guaranteed by the Department of Energy.

    Due to issues stemming from the March 2017 bankruptcy of Westinghouse, the main contractor responsible for the construction of the new nuclear units, we were restricted from receiving further advances under the original loan pending satisfaction of certain conditions and an amendment to the loan guarantee agreement. On March 7, 2019, we and the Department of Energy entered into an amendment and waiver to the loan guarantee agreement which waived certain conditions and allowed for an advance of $585 million, which we received on March 15, 2019.

    On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that both permits us to draw the remaining $670 million under the original $3.1 billion loan and adds the $1.6 billion conditional commitment issued to us in September 2017. We expect to draw the remaining principal amount under the original loan by the end of 2019 and may draw the additional $1.6 billion through November 2023.

    See Note 7a in Notes to Consolidated Financial Statements for additional information regarding these loans.

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

    See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders" for further discussion of our relationship with the Department of Energy and Rural Utilities Service.

    See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.

    See "– Financing Activities" for more detailed information regarding our financing plans.

    Liquidity.    At December 31, 2018, we had $1.7 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $752.6 million of cash and cash equivalents and $922 million of unused and available committed credit arrangements.

    Net cash provided by operating activities was $489.7 million in 2018, and averaged $428.8 million per year for the three-year period 2016 through 2018.

    We monitor our anticipated liquidity needs to ensure that our credit facility portfolio appropriately covers our anticipated needs. In August 2018, we extended our $150 million credit facility with JP Morgan Chase to October 2021, and in December 2018, we extended our $110 million credit facility and $250 million term loan with CFC to December 2023.

    At December 31, 2018, we had $1.6 billion of committed credit arrangements in place and $922 million available under these facilities. The four separate facilities are reflected in the table below:

Committed Credit Facilities

	(dollars in millions)
	Authorize Amount	Available 12/31/2018		Expiration Date

Unsecured Facilities:
Syndicated Line among 13 banks led by CFC	$1,210	$638	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	150	34	(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023

(1)
Of the portion of this facility that was unavailable at December 31, 2018, $436.6 million was dedicated to support outstanding commercial paper and $135.4 million related to letters of credit issued to support variable rate demand bonds.

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

(3)
Of the portion of this facility that was unavailable at December 31, 2018, $113.7 million related to letters of credit issued to support variable rate demand bonds and $2.2 million related to letters of credit issued to post collateral to third parties.

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

    Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760.0 million in the aggregate, of which $508.6 million remained available at December 31, 2018. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

    We generally issue commercial paper to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. In December 2017, we used a portion of the payments we received from Toshiba to pay down commercial paper, and in October 2018 we used the proceeds from a $500 million issuance of first mortgage bonds to pay down commercial paper that was issued for the Vogtle construction. Beginning in March 2019, we are again utilizing our loan guaranteed by the Department of Energy as our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4. See "– Financing Activities" and Note 7a in Notes to Consolidated Financial Statements for additional information regarding the Department of Energy-guaranteed loan.

    In 2018, we borrowed $313 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements.

    Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.

    Two of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $750 million. As of December 31, 2018, our patronage capital balance was $962.3 million. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $12 billion and $4 billion, respectively. At December 31, 2018, we had $8.9 billion of secured indebtedness outstanding and $436.6 million of unsecured indebtedness outstanding.

    Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2018, we had 16 members participating in the program and a balance of $279.7 million remaining to be applied against future power bills.

    In addition to unrestricted available liquidity, at December 31, 2018 we had $653.2 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. The Farm Bill passed by Congress in December 2018 modified the Cushion of Credit program. The program will no longer accept deposits and the interest rate earned on existing deposits will change over time. Existing deposits will continue to earn 5% until October 1, 2020, at which point deposits will earn 4% until October 1, 2021, at which point deposits will earn the 1-year floating Treasury rate. Funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service-guaranteed Federal Financing Bank notes. We will determine when to apply the remaining funds in the Cushion of Credit account.

    Liquidity Covenants.    At December 31, 2018, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2018 and expect to have sufficient liquidity to meet this covenant in 2019. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.

  Financing Activities

    First Mortgage Indenture.    At December 31, 2018, we had $8.9 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $678.0 million from December 31, 2017. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.

    Department of Energy-Guaranteed Loans.    In 2014, we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that provides funding for $3.1 billion of the cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle. In 2017, the Department of Energy issued a conditional commitment to us for $1.6 billion of additional funding guaranteed by the Department of Energy.

    Due to issues stemming from the March 2017 bankruptcy of Westinghouse, the main contractor responsible for the construction of the new nuclear units, we were restricted from receiving further advances under the original loan pending satisfaction of certain conditions and an amendment to the loan guarantee agreement. On March 7, 2019, we and the Department of Energy entered into an amendment and waiver to the loan guarantee agreement which waived certain conditions and allowed for an advance of $585 million, which we received on March 15, 2019.

    On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that both permits us to draw the approximately $670 million remaining under the original $3.1 billion loan and adds the $1.6 billion conditional commitment issued to us in September 2017. We expect to fully draw the principal amount under the original loan by the end of 2019 and to begin drawing down the additional loan funds beginning in mid-2020. The additional loan amounts of $1.6 billion may be drawn through November 2023.

    With the additional loan, Department of Energy guaranteed-loans are expected to fund nearly $4.7 billion of the cost to construct the new Vogtle units. When combined, the $4.7 billion of funding guaranteed by the Department of Energy and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget.

    All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding these loans, see Note 7a of Notes to Consolidated Financial Statements.

    Rural Utilities Service-Guaranteed Loans.    We currently have one approved Rural Utilities Service-guaranteed loan totaling $448 million that has $113 million remaining to be advanced. As of December 31, 2018, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, an increase of $120.8 million from December 31, 2017.

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

    In October 2018, we issued $500 million of first mortgage bonds to fund a portion of the Vogtle expansion project. The bonds are secured under our first mortgage indenture.

  Capital Requirements

    Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2019 through 2021. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2019	2020	2021	Total

Future Generation(2)	$1,129	$949	$841	$2,919
Existing Generation(3)	143	137	101	381
Environmental Compliance(4)	57	22	26	105
Nuclear Fuel(5)	81	92	120	293
General Plant	6	5	4	15

Total	$1,416	$1,205	$1,092	$3,713

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

    In addition to the amounts reflected in the table above, we have budgeted approximately $680 million to complete construction of Vogtle Units No. 3 and No. 4 beyond the years shown in the table. For information regarding this project, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" and "– Financing Activities."

    We are currently subject to extensive environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a state and national level, we cannot predict what capital costs may ultimately be required. Therefore, environmental expenditures included in the above table only include amounts related to budgeted projects to comply with existing and certain well-defined rules and regulations and do not include amounts related to compliance with other, less certain rules.

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

    Contractual Obligations.    The table below reflects, as of December 31, 2018, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2019	2020- 2021	2022- 2023	Beyond 2023	Total

Long-Term Debt:
Principal(1)	$517	$595	$405	$7,448	$8,965
Interest(2)	298	693	660	4,526	6,177
Capital Leases(3)	15	30	30	70	145
Operating Leases	3	1	–	–	4
Rocky Mtn.Lease Transaction(4)	–	–	–	36	36
Maintenance Agreements	30	68	18	282	398
Asset Retirement Obligations(5)	9	22	49	3,536	3,616
Purchase Commitments(6)	136	193	145	884	1,358

Total	$1,008	$1,602	$1,307	$16,782	$20,699

(1)
Includes principal amounts that would be due if the credit support facilities for the Series 2009 and Series 2010 pollution control bonds were drawn upon and became payable in accordance with their terms, such as would occur if the credit facility providing the support were not renewed or extended at its expiration date. These amounts equal $133.6 million in 2020, $93.4 million in 2021 and $18.7 million in 2022. We anticipate extending these credit facilities before their expirations. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038.
(2)
Includes interest expense related to variable rate debt. Future variable rates are based on projected SIFMA interest rate curves as of February 2019.
(3)
Amounts represent total rental payment obligations, not amortization of debt underlying the leases.
(4)
We have entered into an Equity Funding Agreement for a third party to fund this obligation.
(5)
A substantial portion of this amount relates to the decommissioning of nuclear and coal facilities.
(6)
Includes commitments for the procurement of coal, nuclear fuel and natural gas related transportation agreements. Contracts for coal and nuclear fuel procurement, in most cases, contain provision for price escalations, minimum purchase levels and other financial commitments. Amounts represent estimated expenditures pursuant to long-term maintenance agreements for certain of our natural gas-fired facilities. The timing of expenditures is based on current operational assumptions and amounts include provisions for price escalation and performance bonuses. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts are the total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2019 for convenience, our cancellation obligation would be approximately $80 million.

  Inflation

    As with utilities generally, inflation has the effect of increasing the cost of our operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.

  Credit Rating Risk

    The table below sets forth our current ratings from S&P Global Ratings, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch

Long-term ratings:
Senior secured rating	BBB+	Baa1	BBB+
Issuer/unsecured rating(1)	BBB+	Baa2	N/R(2)
Rating outlook	Negative	Stable	Negative
Short-term rating:
Commercial paper rating	A-2	P-2	F2

(1)
We currently have no long-term debt that is unsecured.

(2)
N/R indicates no rating assigned for this category.

    We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2018, our maximum potential collateral requirements were as follows:

    At senior secured rating levels:

  •
  approximately $51 million at a senior secured level of BBB-/Baa3,

  •
  approximately $92 million at a senior secured level of BB+/Ba1 or below, and

    At senior unsecured or issuer rating levels:

  •
  approximately $0.3 million at a senior unsecured or issuer level of BBB-/Baa3,

  •
  approximately $62 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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

Interest Rate Risk

    At December 31, 2018, we were exposed to the risk of changes in interest rates related to our $804.9 million of variable rate debt, which includes $436.6 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $368.2 million of pollution control bond debt (including variable rate demand bonds subject to repricing weekly and indexed variable rate bonds).

    At December 31, 2018, the weighted average interest rate on this variable rate debt was 2.6%. If, during 2019, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $8 million.

    Our objective in managing interest rate risk is to maintain a balance of fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2018, we had 10.9% of our total debt, including commercial paper, in a variable rate mode.

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

    A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2018 would result in a loss of value to the funds of approximately $31 million. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.

Commodity Price Risk

    We are also exposed to the risk of changing prices for fuels, including coal and natural gas.

  Coal

    We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts are expected to provide fixed prices for up to 92% and 57% of our remaining 2019 forecasted coal requirements at Plants Scherer and Wansley, respectively.

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

    We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 18 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2018 was a net liability of approximately $13.2 million, which represents the net amount we would have paid if the swaps had been terminated as of that date. As of December 31, 2018, approximately 30% of our 2019 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $23.1 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.

Changes in Risk Exposure

    Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index To Financial Statements

Page
Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2018, 2017 and 2016	63
Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2018, 2017 and 2016	64
Consolidated Balance Sheets, at December 31, 2018 and 2017	65
Consolidated Statements of Capitalization, at December 31, 2018 and 2017	67
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2018, 2017 and 2016	68
Consolidated Statements of Patronage Capital and Membership Fees and Accumulated Other Comprehensive (Deficit) Margin, For the Years Ended December 31, 2018, 2017, and 2016	69
Notes to Consolidated Financial Statements	70
Report of Independent Registered Public Accounting Firm	99

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2018, 2017 and 2016

	(dollars in thousands)
	2018	2017	2016

Operating revenues:
Sales to Members	$1,479,379	$1,433,830	$1,506,807
Sales to non-Members	734	366	424

Total operating revenues	1,480,113	1,434,196	1,507,231

Operating expenses:
Fuel	$502,904	$473,184	$513,258
Production	417,391	401,374	434,306
Depreciation and amortization	233,284	224,098	217,534
Purchased power	63,468	59,996	54,108
Accretion	38,090	36,674	32,361

Total operating expenses	$1,255,137	$1,195,326	$1,251,567

Operating margin	$224,976	$238,870	$255,664

Other income:
Investment income	$60,055	$56,122	$51,656
Amortization of deferred gains	1,788	1,788	1,788
Allowance for equity funds used during construction	1,006	784	788
Other	5,413	6,291	2,671

Total other income	$68,262	$64,985	$56,903

Interest charges:
Interest expense	$381,242	$374,345	$366,892
Allowance for debt funds used during construction	(151,643)	(134,319)	(116,634)
Amortization of debt discount and expense	12,440	12,552	11,964

Net interest charges	$242,039	$252,578	$262,222

Net margin	$51,199	$51,277	$50,345

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2018, 2017 and 2016

	(dollars in thousands)
	2018	2017	2016

Net Margin	$51,199	$51,277	$50,345

Other comprehensive margin:
Unrealized loss on available-for-sale securities	–	–	(428)
Amounts reclassified to regulatory assets	–	370	–

Total comprehensive margin	$51,199	$51,647	$49,917

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	(dollars in thousands)
	2018	2017

Assets
Electric plant:
In service	$9,283,970	$8,886,407
Less: Accumulated provision for depreciation	(4,544,405)	(4,302,332)

	4,739,565	4,584,075
Nuclear fuel, at amortized cost	358,358	358,562
Construction work in progress	3,866,042	2,935,868

Total electric plant	8,963,965	7,878,505

Investments and funds:
Nuclear decommissioning trust fund	420,818	445,055
Investment in associated companies	77,037	74,981
Long-term investments	164,125	140,622
Restricted investments	503,158	653,585
Other	24,259	22,562

Total investments and funds	1,189,397	1,336,805

Current assets:
Cash and cash equivalents	752,618	397,695
Restricted short-term investments	150,000	229,324
Receivables	153,647	156,781
Inventories, at average cost	259,087	266,219
Prepayments and other current assets	8,098	18,884

Total current assets	1,323,450	1,068,903

Deferred charges and other assets:
Regulatory assets	655,063	585,084
Prepayments to Georgia Power Company	29,459	45,575
Other	21,934	13,267

Total deferred charges	706,456	643,926

Total assets	$12,183,268	$10,928,139

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	(dollars in thousands)
	2018	2017

Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$962,286	$911,087
Long-term debt	8,727,148	7,927,562
Obligations under capital leases	81,730	87,192
Other	21,428	20,051

Total capitalization	9,792,592	8,945,892

Current liabilities:
Long-term debt and capital leases due within one year	522,289	216,694
Short-term borrowings	–	190,626
Accounts payable	206,577	212,868
Accrued interest	60,971	79,510
Member power bill prepayments, current	224,957	6,171
Other current liabilities	49,465	55,136

Total current liabilities	1,064,259	761,005

Deferred credits and other liabilities:
Asset retirement obligations	1,017,563	734,997
Member power bill prepayments, non-current	54,750	203,615
Regulatory liabilities	218,998	251,649
Other	35,106	30,981

Total deferred credits and other liabilities	1,326,417	1,221,242

Total equity and liabilities	$12,183,268	$10,928,139

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2018 and 2017

	(dollars in thousands)
	2018	2017

Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.84% to 8.43% (average rate of 3.85% at December 31, 2018) due in quarterly installments through 2046	$2,577,699	$2,456,864
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.51% to 3.87% (average rate of 3.37% at December 31, 2018) due in quarterly installments through 2044	1,794,723	1,735,586
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 4.75% to 4.90% (average rate of 4.79% at December 31, 2018) due in quarterly installments through 2020	1,426	2,411
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A First Mortgage Bonds, 6.10%, due 2019	350,000	350,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	6,062	7,072
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	–
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 1.80%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 1.71% to 1.82%, due 2036 through 2037	133,550	133,550
• Series 2013A Appling, Burke and Monroe Term rate bonds, 2.40% through April 1, 2020, due 2038 through 2040	212,760	212,760
• Series 2017A Burke, Heard, Monroe and 2017B Burke Indexed put bonds–weekly reset, 2.81% due 2040 through 2045	122,620	122,620
• Series 2017C, D Burke Remarketed in 2018 to fixed rate bonds, 4.125% through February 1, 2028, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Remarketed in 2018 to term rate bonds, 3.25% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017 F Burke Remarketed in 2018 to term rate bonds, 3.00% through February 1, 2023, due 2041 through 2045	99,785	99,785

Total Secured Long-term debt	$8,910,680	$8,232,703
Unsecured debt:
Commercial paper refinanced on a long-term basis	436,627	–

Total Long-term debt	$9,347,307	$8,232,703
Obligations under capital leases	87,191	94,358
Obligation under Rocky Mountain transactions	21,428	20,051
Patronage capital and membership fees	962,286	911,087

Subtotal	$10,418,212	$9,258,199
Less: long-term debt and capital leases due within one year	(522,289)	(216,694)
Less: unamortized debt issuance costs	(92,377)	(87,802)
Less: unamortized bond discounts on long-term debt	(10,954)	(7,811)

Total capitalization	$9,792,592	$8,945,892

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018, 2017 and 2016

	(dollars in thousands)
	2018	2017	2016

Cash flows from operating activities:
Net margin	$51,199	$51,277	$50,345

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$371,234	$374,411	$362,716
Accretion cost	38,090	36,674	32,361
Amortization of deferred gains	(1,788)	(1,788)	(1,788)
Allowance for equity funds used during construction	(1,006)	(784)	(788)
Deferred outage costs	(31,863)	(40,644)	(40,599)
Loss (gain) on sale of investments	4,871	(18,614)	96
Regulatory deferral of costs associated with nuclear decommissioning	(26,511)	(2,605)	(20,440)
Other	(5,676)	(9,240)	(7,286)
Change in operating assets and liabilities:
Receivables	8,424	(1,182)	(24,578)
Inventories	5,487	(6,388)	23,947
Prepayments and other current assets	4,544	614	(2,172)
Accounts payable	1,360	129,187	(76,495)
Accrued interest	(18,539)	(14,124)	34,804
Accrued and withheld taxes	(21,351)	(1,531)	1,102
Other current liabilities	25,723	(8,646)	(11,937)
Member power bill prepayments	69,921	(15,317)	6,155
Other	15,578	–	–

Total adjustments	$438,498	$420,023	$275,098

Net cash provided by operating activities	$489,697	$471,300	$325,443

Cash flows from investing activities:
Property additions	$(1,185,367)	$(1,019,695)	$(613,019)
Guarantee settlement proceeds	0	1,104,000	–
Activity in nuclear decommissioning trust fund – Purchases	(457,909)	(450,113)	(395,506)
– Proceeds	449,895	442,989	389,011
Decrease (increase) in restricted investments	229,751	(414,781)	(80,234)
Activity in other long-term investments – Purchases	(207,670)	(108,704)	(61,200)
– Proceeds	176,717	78,356	50,529
Other	9,144	(43,056)	13,554

Net cash used in investing activities	$(985,439)	$(411,004)	$(696,865)

Cash flows from financing activities:
Long-term debt proceeds	$813,028	$544,503	$790,385
Long-term debt payments	(201,354)	(677,641)	(114,702)
Increase (decrease) in short-term borrowings, net	246,001	88,458	(159,310)
Other	(7,010)	15,789	8,301

Net cash provided by (used in) financing activities	850,665	(28,891)	524,674

Net increase in cash and cash equivalents	$354,923	$31,405	$153,252
Cash and cash equivalents at beginning of period	397,695	366,290	213,038

Cash and cash equivalents at end of period	$752,618	$397,695	$366,290

Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$245,085	$251,186	$212,574

Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$248,608	$2,414	$63,011
Accrued property additions at end of period	$121,557	$134,082	$26,870
Interest paid-in-kind	$59,137	$57,144	$47,814

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES AND
ACCUMULATED OTHER COMPREHENSIVE (DEFICIT) MARGIN
For the years ended December 31, 2018, 2017 and 2016

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total

Balance at December 31, 2015	$809,465	$58	$809,523

Components of comprehensive margin in 2016
Net margin	50,345	–	50,345
Unrealized loss on available-for-sale securities	–	(428)	(428)

Total comprehensive margin			49,917

Balance at December 31, 2016	$859,810	$(370)	$859,440

Components of comprehensive margin in 2017
Net margin	51,277	–	51,277
Amounts reclassified to regulatory assets	–	370	370

Total comprehensive margin			51,647

Balance at December 31, 2017	$911,087	$–	$911,087

Components of comprehensive margin in 2018
Net margin	51,199	–	51,199

Total comprehensive margin			51,199

Balance at December 31, 2018	$962,286	$–	$962,286

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2018, 2017 and 2016

1. Summary of significant accounting policies:

a. Business description

    Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,060 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 731 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 120 megawatts of capacity, including 87 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.1 million people.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2018 and 2017 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2018. Actual results could differ from those estimates.

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

d. Margin policy

    We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2018, 2017 and 2016, we achieved a margins for interest ratio of 1.14.

e. Revenue recognition

    As an electric membership cooperative, our principle business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend to December 31, 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. While not significant, we also have short-term energy sales to non-members made through industry standard contracts. We do not have multiple operating segments.

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

    Each of our members is obligated under their wholesale power contract to pay us for capacity and energy we furnish under their wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts between us and each of our members. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members.

    The standard selling price at which we provide capacity services to our members is determined by our formulary rate on an annual basis. As a result, the consideration we receive for providing capacity services is determined annually. Over the course of a year, our member capacity revenues are relatively stable. Capacity revenues may fluctuate year to year largely due to the recovery of fixed operation and maintenance costs. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as fixed operation and maintenance expenses, administrative and general expenses, depreciation and interest. Year to year, capacity revenue fluctuations are generally due to the recovery of fixed operation and maintenance costs. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan. For information regarding regulatory accounting, see Note 1q.

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

    We have a power bill prepayment program pursuant to which our members may prepay future capacity costs and receive a discount. As this program provides us with significant financing, we adjust our capacity revenues by the amount of the discount, which is based on our avoided cost of borrowing. For additional information regarding our member prepayment program, see Note 1p.

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

    We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2018 and 2017, our board approved a targeted margins for interest ratio of 1.14 and for years 2018 and 2017, we achieved a margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine if a refund to our members of excess consideration is likely. If required, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. At December 31, 2018 and 2017, we recognized refund liabilities totaling $30,870,000 and $29,149,000, respectively that were applied to our members' bills in January 2019. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

    Sales to members were as follows:

	(dollars in thousands)
	2018	2017	2016

Capacity revenues	$927,419	$912,421	$949,193
Energy revenues	551,960	521,409	557,614

Total	$1,479,379	$1,433,830	$1,506,807

    The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2018, 2017 or 2016:

	2018	2017	2016

Jackson EMC	14.1%	14.7%	14.3%
Cobb EMC	13.9%	14.3%	13.7%
Sawnee EMC	n/a	n/a	10.5%

    Sales to non-members during years 2018, 2017 and 2016 were insignificant.

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

    We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members in 2018, 2017 and 2016 were $12,229,000, $11,000,000 and $16,096,000, respectively. The cumulative amount billed since inception of the program totaled $66,316,000.

    In 2018, we began an additional rate management program that allows us to recover future expense on a current basis. Our members made a one-time election to participate in this program, which in general, allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members to manage the rate impacts associated with the commercial operation of the new Vogtle units. Participating members were billed $15,435,000 under this program in 2018. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income. Amounts deferred under the program will be amortized to income when applied to members' bills.

f. Receivables

    A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2018, 2017 and 2016 were $122,888,000, $126,211,000 and $136,552,000, respectively. Payment is received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.

    The remainder of our receivables is primarily related to transactions with affiliated companies and investment income. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period the amounts are determined to be uncollectible.

    During 2018 and 2017, no impairment losses were recognized on any receivables that arose from contracts with members or non-members.

g. Nuclear fuel cost

    The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2018, 2017 and 2016 amounted to $85,949,000, $90,520,000, and $83,751,000, respectively.

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

    In 2014, the U.S. Court of Federal Claims issued a judgment in favor of Georgia Power, to recover spent nuclear fuel storage costs at Plants Hatch and Vogtle Units No. 1 and No. 2 covering the period of 2005 through 2010. Our ownership share of $10,949,000, was recognized in our 2015 financial statements. Georgia Power filed additional claims in 2014 (as amended) and 2017 seeking damages for spent nuclear fuel storage costs at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 covering the periods from January 1, 2011 through December 31, 2014 and January 1, 2015 through December 31, 2017, respectively. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts were recognized in the financial statements as of December 31, 2018 for these additional claims. The final outcome of these matters cannot be determined at this time.

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

    Periodically, we obtain revised cost studies associated with our nuclear and fossil plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated costs of nuclear and coal ash pond decommissioning are based on the most recent studies performed in 2018.

    The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2018 and 2017.

	(dollars in thousands)
	Nuclear	Coal Ash	Other	Total

Balance at December 31, 2017	$548,574	$161,755	$24,668	$734,997
Liabilities settled	(1,686)	(1,596)	(1,398)	(4,680)
Accretion	32,857	4,238	995	38,090
Change in cash flow estimates	79,211	161,851	8,094	249,156

Balance at December 31, 2018	$658,956	$326,248	$32,359	$1,017,563

	(dollars in thousands)
	Nuclear	Coal Ash	Other	Total

Balance at December 31, 2016	$517,565	$156,465	$24,021	$698,051
Liabilities settled	(17)	(943)	(1,185)	(2,145)
Accretion	31,026	4,629	1,019	36,674
Change in cash flow estimates	–	1,604	813	2,417

Balance at December 31, 2017	$548,574	$161,755	$24,668	$734,997

    Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of, but not limited to, changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Our most recent assessment of the nuclear asset obligation resulted in a $79,211,000 increase in the obligation for nuclear decommissioning. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.8% for the Hatch units and 2.7% for Vogtle Units 1 & 2. The increase in the cash flow estimates in 2018 was primarily attributable to general inflation, labor costs, volume of low-level radioactive waste and spent fuel management, among other factors. Our portion of the estimated costs of decommissioning co-owned nuclear facilities were as follows:

	(dollars in thousands)
2018 site study	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2

Expected start date of decommissioning	2034	2038	2047	2049

Estimated costs based on site study in 2018 dollars:
Radiated structures	$209,000	$231,000	$188,000	$206,000
Spent fuel management	54,000	49,000	55,000	51,000
Non-radiated structures	14,000	19,000	23,000	29,000

Total estimated site study costs	$277,000	$299,000	$266,000	$286,000

    We have established funds to comply with the Nuclear Regulatory Commission regulations regarding the decommissioning of our nuclear plants. See Note 1i for information regarding the nuclear decommissioning funds.

    We apply the provision of regulated operations to nuclear decommissioning transactions such that collections and investment income (interest, dividends and realized gains and losses) of our nuclear decommissioning funds are compared to the associated decommissioning expenses with the difference deferred as regulatory asset or liability. As this difference is largely attributable to the timing of decommissioning fund earnings, the difference is recorded as an adjustment to investment income in our consolidated statements of revenues and expenses. Unrealized gains and losses of the decommissioning funds are recorded directly to the regulatory asset or liability for asset retirement obligations in accordance with our ratemaking treatment.

    Coal Ash.    On April 17, 2015 the Environmental Protection Agency published its final coal combustion residuals (CCR) rule which regulates CCRs as non-hazardous materials under Subtitle D of the Resource Conservation and Recovery Act. The rule took effect on October 19, 2015. Our most recent assessment of the coal ash asset retirement obligation resulted in a $161,303,000 increase in the obligation for coal ash decommissioning. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR rule. The 2018 increase in cash flow estimates was primarily attributed to the refinement of site specific closure strategies and the associated costs, including water treatment requirements, and the estimated amount of coal ash to be consolidated. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

    We have internally segregated the funds collected for coal ash pond and landfill decommissioning costs, including earnings thereon. As of December 31, 2018 and December 31, 2017 the fund balances were $60,599,000 and $41,844,000, respectively

    We apply the provision of regulated operations to coal ash pond and landfill decommissioning transactions such that collections and investment income (interest, dividends and realized gains and losses, if any) are compared to the associated decommissioning expenses with the difference deferred as a regulatory asset. As this difference is attributable to the associated expenses being greater than amounts collected through rates, this difference is recorded as a deferral of expense in our consolidated statements of revenues and expenses. Unrealized gains and losses, if any, of the associated decommissioning fund are recorded directly to the regulatory asset in accordance with our ratemaking treatment.

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

i. Nuclear decommissioning funds

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2018 and 2017, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.

    In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheet. In both 2018 and 2017, we contributed $4,750,000 into the internal funds.

    The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2018 and December 31, 2017. The funds are invested in a diversified mix of approximately 60% equity and 40% fixed income securities for both 2018 and 2017.

	2018
External Trust Funds:
	Cost 12/31/2017	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2018

Equity	$203,622	$12,186	$(7,789)	$49,475	$257,494
Debt	164,901	445,353	(443,712)	(2,108)	164,434
Other	141	370	(1,621)	–	(1,110)

	$368,664	$457,909	$(453,122)	$47,367	$420,818

(1)
Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $4,786,000.

	2018
Internal Funds:
	Cost 12/31/2017	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2018

Equity	$43,698	$–	$596	$6,373	$50,667
Debt	33,540	161,454	(156,611)	(246)	38,137

	$77,238	$161,454	$(156,015)	$6,127	$88,804

(1)
Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $689,000.

	2017
External Trust Funds:
	Cost 12/31/2016	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2017

Equity	$200,595	$61,406	$(44,607)	$76,221	$293,615
Debt	148,011	388,609	(384,199)	170	152,591
Other	351	98	(1,600)	–	(1,151)

	$348,957	$450,113	$(430,406)	$76,391	$445,055

(1)
Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $19,707,000.

	2017
Internal Funds:
	Cost 12/31/2016	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2017

Equity	$38,798	$–	$4,900	$11,669	$55,367
Debt	26,207	73,153	(65,820)	–	33,540

	$65,005	$73,153	$(60,920)	$11,669	$88,907

(1)
Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $12,232,800.

    Realized and unrealized gains and losses of the nuclear decommissioning funds that would be recorded in earnings by a non-regulated entity are directly deducted from or added to the regulatory asset or liability for asset retirement obligations in accordance with our rate-making treatment.

    The nuclear decommissioning trust fund has produced an average annualized return of approximately 7.7% in the last ten years and 5.8% since inception in 1990. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the above assumption, our management believes that increases in cost estimates of decommissioning can be recovered in future rates.

j. Depreciation

    Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use standard depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam and nuclear production in the table below reflect revised rates from depreciation rate studies completed in 2015. Site specific depreciation studies are performed every five years. Annual weighted average depreciation rates in effect in 2018, 2017 and 2016 were as follows:

	Range of Useful Life in years*	2018	2017	2016

Steam production	49-65	2.57%	2.91%	2.84%
Nuclear production	37-60	1.92%	1.96%	1.96%
Hydro production	50	2.00%	2.00%	2.00%
Other production	30-35	2.61%	2.58%	2.55%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%

*
Calculated based on the composite depreciation rates in effect for 2018.

    Depreciation expense for the years 2018, 2017 and 2016 was $227,213,000, $218,027,000, and $211,282,000, respectively.

k. Electric plant

    Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years ended 2018, 2017 and 2016, the allowance for funds used during construction rates were 4.25%, 4.45% and 4.61%, respectively.

    Replacements and renewals of items considered to be units of property, the lowest level of property for which we capitalize, are charged to the plant accounts. At the time properties are disposed of, the original cost is charged to the accumulated provision for depreciation. Cost of removal, less salvage, is charged to a regulatory liability, accumulated retirement costs for other assets. Maintenance and repairs of property and replacements and renewals of items determined to be less than units of property are charged to expense, including certain major maintenance costs at our natural gas-fired plants.

l. Cash and cash equivalents

    We consider all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents. Temporary cash investments with maturities at the time of purchase of more than three months are classified as short-term investments.

m. Restricted investments

    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds currently earn interest at a rate of 5% per annum. As of October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At December 31, 2018 and 2017, we had restricted investments totaling $653,158,000 and $882,909,000, respectively, of which $503,158,000 and $653,585,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.

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

    At December 31, 2018 and December 31, 2017, fossil fuels inventories were $48,709,000 and $54,050,000, respectively. Inventories for spare parts at 2018 and 2017 were $210,379,000 and $212,169,000, respectively.

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

    Deferred credits and other liabilities also consists of asset retirement obligations as discussed in Note 1h and regulatory liabilities in Note 1q.

q. Regulatory assets and liabilities

    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery from our members in future revenues through rates established under the wholesale power contracts we have with each of our members. These contracts extend through December 31, 2050. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from members.

	(dollars in thousands)
	2018	2017

Regulatory Assets:
Premium and loss on reacquired debt(a)	$46,315	$52,989
Amortization on capital leases(b)	34,918	33,846
Outage costs(c)	36,352	40,525
Asset retirement obligations – Ashpond and other(k)	137,835	68,289
Asset retirement obligations – Nuclear(k)	7,031	0
Depreciation expense(d)	41,244	42,667
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	51,549	48,702
Interest rate options cost(f)	116,960	112,102
Deferral of effects on net margin – Smith Energy Facility(g)	160,509	166,454
Other regulatory assets(m)	22,350	19,510

Total Regulatory Assets	$655,063	$585,084
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$13,873	$12,813
Deferral of effects on net margin – Hawk Road Energy Facility(g)	19,101	19,553
Major maintenance reserve(i)	45,547	47,087
Amortization on capital leases(b)	17,156	20,055
Deferred debt service adder(j)	105,192	95,695
Asset retirement obligations – Nuclear(k)	0	53,571
Revenue deferral plan(l)	15,670	0
Other regulatory liabilities(m)	2,459	2,875

Total Regulatory Liabilities	$218,998	$251,649

Net regulatory assets	$436,065	$333,435

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 25 years.

(b)
Represents the difference between expense recognized for rate-making purposes versus financial statement purposes related to capital lease payments and the aggregate of the amortization of the asset and interest on the obligation.

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

(e)
Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized to expense over the life of the units.

(f)
Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence in February 2020 and continue through February 2044, the life of the DOE-guaranteed loan which is financing a portion of the construction project.

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

(k)
Represents the difference in the timing of recognition of decommissioning costs for financial statement purposes versus ratemaking purposes, as well as the deferral of unrealized gains and losses of funds set aside for decommissioning.

(l)
Deferred revenues under a rate management program that allows for additional collections over a five-year period beginning in 2018. These amounts will be amortized to income and applied to member billings over the subsequent five-year period.

(m)
The amortization periods for other regulatory assets range up to 31 years and the amortization periods of other regulatory liabilities range up to 8 years.

r. Related parties

    We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2018, 2017, and 2016, we incurred expenses from Georgia Transmission of $30,428,000, $28,410,000, and $27,399,000, respectively.

    We, Georgia Transmission and 38 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2018, 2017, and 2016, we incurred expenses from Georgia Systems Operations of $25,578,000, $25,597,000, and $23,994,000, respectively.

s. Other income

    Other income includes net revenue from Georgia Transmission and Georgia Systems Operations for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income.

t. Recently issued or adopted accounting pronouncements

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

    We adopted the new revenue standard effective January 1, 2018, using the full retrospective method, which requires us to restate each prior reporting period presented. The most significant impact of the new revenue standard to us relates to the potential recognition of refund liabilities in interim reporting periods. The adoption of the new revenue standard did not change the nature, amounts or timing of revenues we recognize within an annual reporting period and, therefore, restatement of the annual periods was not required. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. For years 2018 and 2017, we recognized refund liabilities totaling $30,870,000 and $29,149,000, respectively. Adoption of the new revenue standard had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

    In January 2016, the FASB issued "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for us for annual reporting periods beginning after December 15, 2017, and interim periods therein. Certain provisions within this update can be adopted early. Certain provisions within this update should be applied by means of a cumulative effect adjustment to the balance sheet of the fiscal year of adoption and certain provisions should be applied prospectively. One of the provisions in this standard requires our equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of our subsidiary, to be measured at fair value with changes in fair value recognized in net margin. None of the other provisions in this standard will have any impact to our consolidated financial statements. As disclosed within Note 1i, we previously adopted regulatory accounting treatment with respect to unrealized gains and losses on our debt and equity securities within our nuclear decommissioning funds. During the fourth quarter of 2017, we adopted regulatory accounting treatment with respect to unrealized gains and losses on all other equity investments. Upon applying regulatory accounting treatment, unrealized gains on our equity investments are recorded as a regulatory liability and, conversely, unrealized losses on our equity investments are recorded as a regulatory asset, at the end of each reporting period. As of December 31, 2018 and December 31, 2017, we recorded, excluding our regulatory accounting treatment related to our nuclear decommissioning funds, $975,000 and $618,000, respectively, of unrealized losses on our equity investments as a regulatory asset. On January 1, 2018, we adopted the amendments within this standard. The adoption of this standard did not have any impact to our consolidated financial statements due to our regulatory accounting treatment for unrealized gains and/or losses on our equity investments.

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

    During 2018, the FASB issued additional guidance related to the new leases standard, including a practical expedient that allows entities to not evaluate existing and expired land easements that were not previously accounted for as leases upon adoption of Topic 842 and an additional transition method that allows entities to not apply the new leases guidance in the comparative periods entities present in their financial statements in the year of adoption.

    We have fully completed our implementation of the new leases standard and the adoption of the standard did not have a material impact on our consolidated financial statements. We have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have a minor number of various nominal leases.

    We account for the Scherer Unit No. 2 leases as capital leases and the railcar leases as operating leases under the current lease accounting model. The key changes in our adoption of the new leases standard is how we account for our operating leases that are currently off-balance sheet. Our evaluation process included, but was not limited to, reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients available to us.

    On January 1, 2019, we adopted the new leases standard using the optional transition method to apply the new lease guidance as of January 1, 2019, rather than as of the earliest period presented. Upon adoption of the new leases standard, we recognized right-of-use assets and offsetting lease liabilities totaling approximately $6,983,000.

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

    In March 2018, the FASB issued "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118." In accordance with the standard, we recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities as of the year ended December 31, 2017. During the year ended December 31, 2018, we finalized our Staff Accounting Bulletin 118 analysis and there was no impact to the results of operations.

    In August 2018, the FASB issued "Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement." This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$136,196	$136,196	$–	$–
International equity trust	$76,852	–	76,852	–
Corporate bonds and debt	$51,356	–	48,853	2,503
US Treasury securities	$47,712	47,712	–	–
Mortgage backed securities	$56,004	–	56,004	–
Domestic mutual funds	$43,359	43,359		–
Municipal bonds	$278	–	278	–
Federal agency securities	$6,066	–	6,066	–
Other	$2,995	2,031	964	–
Long-term investments:
International equity trust	$17,382	–	17,382	–
Corporate bonds and debt	$12,571	–	11,366	1,205
US Treasury securities	$12,062	12,062	–	–
Mortgage backed securities	$11,517	–	11,517	–
Domestic mutual funds	$94,494	94,494	–	–
Federal agency securities	$941	–	941	–
Treasury STRIPS	$14,113	–	14,113	–
Other	$1,045	1,045	–	–
Natural gas swaps	$13,154	–	13,154	–

	Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$142,419	$142,419	$–	$–
International equity trust	$88,820	–	88,820	–
Corporate bonds and debt	$66,317	–	66,317	–
US Treasury securities	$38,791	38,791	–	–
Mortgage backed securities	$49,379	–	49,379	–
Domestic mutual funds	$47,833	47,833	–	–
Municipal bonds	$92	–	92	–
Federal agency securities	$3,725	–	3,725	–
Other	$7,679	7,679	–	–
Long-term investments:
International equity trust	$20,071	–	20,071	–
Corporate bonds and debt	$16,215	–	16,215	–
US Treasury securities	$6,670	6,670	–	–
Mortgage backed securities	$7,267	–	7,267	–
Domestic mutual funds	$87,011	87,011	–	–
Federal agency securities	$259	–	259	–
Other	$3,129	3,129	–	–
Natural gas swaps	$6,328	–	6,328	–

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

    The following table presents the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2018.

Year Ended December 31, 2018
(dollars in thousands)

Balance at December 31, 2017	$–
Transfers to Level 3	4,997
Total gains or losses (realized/unrealized):
Changes in net assets	(1,289)

Balance at December 31, 2018	$3,708

    The estimated fair values of our long-term debt, including current maturities at December 31, 2018 and 2017 were as follows (in thousands):

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,347,307	$9,837,254	$8,232,703	$9,155,942

    The estimated fair value of long-term debt is classified as Level 2 and is based on observed or quoted market prices for the same or similar issues, or based on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities

Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2018 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

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

    It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2018 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

    At December 31, 2018 and 2017, the estimated fair value of our natural gas contracts was a net liability of $13,154,000 and $6,328,000, respectively.

    As of December 31, 2018 and 2017, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2018 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of approximately $13,154,000 with our counterparties.

    The following table reflects the volume activity of our natural gas derivatives as of December 31, 2018 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)

2019	23.4
2020	22.1
2021	19.6
2022	12.6
2023	9.5

Total	87.2

    The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2018 and 2017.

	Balance Sheet Location	Fair Value

		2018	2017
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$226	412
Liabilities
Natural gas swaps	Other current liabilities	$2,066	$1,575
Natural gas swaps	Other deferred credits	$11,314	$5,165

    The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2018, 2017 and 2016.

	Consolidated Statement of Revenues and Expenses Location	2018	2017	2016

		(dollars in thousands)
Natural Gas Swaps	Fuel	$6,088	$3,818	$2,445
Natural Gas Swaps	Fuel	(956)	(1,677)	(19,697)

Total		$5,132	$2,141	$(17,252)

    The following table presents the unrealized (gains) and losses on derivative instruments deferred on the balance sheet at December 31, 2018 and 2017.

	Consolidated Balance Sheet Location

		2018	2017
		(dollars in thousands)
Natural Gas Swaps	Regulatory asset	$13,154	$6,328

Total		$13,154	$6,328

4. Investments:

Investments in debt and equity securities

    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. Prior to October 1, 2017, unrealized gains and losses of investment securities related to nuclear decommissioning were deferred pursuant to regulated operations accounting, while those for all other investment securities were recorded to accumulated other comprehensive (deficit) margin. During the fourth quarter of 2017, we began applying regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At December 31, 2018, approximately 59% of the gross unrealized losses with a fair value of $49,975,000 had been unrealized for a duration of greater than one year, while the remaining gross unrealized losses with a fair value of $351,488,000 had been unrealized for a duration of less than one year. At December 31, 2017, approximately 69% of the gross unrealized losses with a fair value of $60,101,000 had been unrealized for a duration of greater than one year, while the remaining gross unrealized losses with a fair value of $337,444,000 had been unrealized for a duration of less than one year.

    The following tables summarize debt and equity securities at December 31, 2018 and 2017.

	(dollars in thousands)
	Gross Unrealized
2018	Cost	Gains	Losses	Fair Value

Equity	$251,226	$64,954	$(9,105)	$307,075
Debt	278,030	1,718	(4,955)	274,793
Other	3,075	–	–	3,075

Total	$532,331	$66,672	$(14,060)	$584,943

	(dollars in thousands)
	Gross Unrealized
2017	Cost	Gains	Losses	Fair Value

Equity	$246,549	$91,954	$(4,064)	$334,439
Debt	240,878	1,814	(2,262)	240,430
Other	10,807	1	–	10,808

Total	$498,234	$93,769	$(6,326)	$585,677

    The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2018 and 2017 are as follows:

	(dollars in thousands)
	2018		2017
	Cost	Fair Value	Cost	Fair Value

Due within one year	$65,039	$63,925	$54,785	$54,143
Due after one year through five years	62,293	61,924	53,050	52,834
Due after five years through ten years	50,606	49,855	51,367	51,600
Due after ten years	100,092	99,089	81,676	81,853

Total	$278,030	$274,793	$240,878	$240,430

    The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2018, 2017 and 2016:

	(dollars in thousands)
	2018	2017	2016

Gross realized gains	$14,268	$35,523	$19,934
Gross realized losses	(19,139)	(16,909)	(20,030)
Proceeds from sales	626,612	521,345	439,540

Investment in associated companies

    Investments in associated companies were as follows at December 31, 2018 and 2017:

	(dollars in thousands)
	2018	2017

National Rural Utilities Cooperative Finance Corporation (CFC)	$24,061	$24,056
CT Parts, LLC	10,236	10,243
Georgia Transmission Corporation	30,237	28,690
Georgia System Operations
Corporation	9,250	8,500
Other	3,253	3,492

Total	$77,037	$74,981

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

    In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $42,218,000.

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

    The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2018	2017	2016

Statutory federal income tax rate	21.0%	35.0%	35.0%
Patronage exclusion	(20.8%)	(34.1%)	(34.7%)
AMT credit monetization	(0.0%)	2.2%	0.0%
Other	(0.2%)	(0.9%)	(0.3%)

Effective income tax rate	(0.0%)	(2.2%)	0.0%

    The tax benefit reflected in the effective income tax rate reconciliation in 2017 relates to the approximate $1,117,000 current tax benefit realized as a result of monetizing the remaining balance of alternative minimum tax credits. This benefit is as a result of a refundable credit, and since it is applied after considering the patronage dividend deduction, it is not allocated to our members, but instead is a source of cash to the taxpayer applied against its normal operating expenses. The benefit is shown as a component of production operating expenses on the statement of revenues and expenses.

    The components of our net deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	(dollars in thousands)
	2018	2017

Deferred tax assets
Net operating losses	$3,830	$19,668
Tax credits (alternative minimum tax and other)	–	–
Accounting for Rocky Mountain transactions	231,543	231,268
Advance payments	46,708	–
Other assets	82,655	75,013

Deferred tax assets	364,736	325,949
Less: Valuation allowance	(3,830)	(19,668)

Net deferred tax assets	$360,906	$306,281

Deferred tax liabilities
Depreciation	$268,039	$271,652
Accounting for Rocky Mountain transactions	116,226	114,514
Other liabilities	75,691	78,407

Deferred tax liabilities	459,956	464,573

Net deferred tax liabilities	99,050	158,292
Less: Patronage exclusion	(99,050)	(158,292)

Net deferred taxes	$–	$–

    As of December 31, 2018, we have federal tax net operating loss carryforwards and alternative minimum tax credits as follows:

	(dollars in thousands)

Expiration Date	Alternative Minimum Tax Credits	NOLs

2019	–	10,516
2020	–	4,362

	$–	$14,878

    The net operating loss expiration dates start in the year 2019 and end in the year 2020. Due to the tax basis method for allocating patronage dividends and as shown by the above valuation allowance, it is not more likely than not that the deferred tax asset related to the net operating losses will be realized.

    On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, or the Act. The Act made significant changes to U.S. federal income tax laws. The Act reduced the federal tax rate for corporations from 35% to 21% effective January 1, 2018 and changed or applied limitations to certain tax deductions. As of December 31, 2018 and 2017, there was no impact to the results of operation when re-measuring the cumulative temporary differences expected to reverse after the effective date using the newly enacted tax rate of 21%.

    In March 2018, the FASB issued "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" (SAB 118). In accordance with the standard and as stated above, we recognized the provisional tax impacts related to the re-measurement of our deferred income tax assets and liabilities as of the year ended December 31, 2017. During the year ended December 31, 2018, we finalized our SAB 118 analysis and there was no impact to the results of operations.

    In addition to the re-measurement of our cumulative temporary differences, the Act prompted a new cumulative temporary difference related to certain payments that are considered advance payments for tax purposes. Advance payments are no longer deferred for tax purposes but rather are included in taxable income in the year received. The new deferred tax asset recorded as of December 31, 2018 is $46,708,000.

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

    We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2015 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2015 and forward. We have no liabilities recorded for uncertain tax positions.

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

  •
  Purchase the undivided interest at fair market value, or

  •
  Redeliver the undivided interest to the lessors

    The minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2018 are as follows:

Year Ending December 31,	(dollars in thousands)

2019	$14,949
2020	14,949
2021	14,949
2022	7,474
2023	22,424
2024-2031	70,483

Total minimum lease payments	$145,228
Less: Amount representing interest	(58,036)

Present value of net minimum lease payments	$87,192
Less: Current portion	(5,462)

Long-term balance	$81,730

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

    Maturities for long-term debt and capital lease obligations through 2023 are as follows:

	(dollars in thousands)
	2019	2020	2021	2022	2023

FFB	$164,782	$180,107	$185,476	$189,176	$195,483
FMBs	351,010	1,010	1,010	1,010	1,010
PCBs(1)	–	133,550	93,379	18,676	–
CFC	1,035	391	–	–	–

	$516,827	$315,058	$279,865	$208,862	$196,493
Capital Leases	5,462	6,082	6,772	7,541	8,398

Total	$522,289	$321,140	$286,637	$216,403	$204,891

(1)
In addition to regularly scheduled principal payments included are amounts that would be due if the letters of credit supporting the Series 2009 and Series 2010 bonds were drawn upon and became payable in accordance with their terms, such as would occur if the credit facility the letters of credit were issued under was not renewed or extended at its expiration date. These amounts equal $133.6 million in 2020, $93.4 million in 2021 and $18.7 million in 2022. We anticipate extending these credit facilities before their expiration. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038.

    The weighted average interest rate on our long-term debt at December 31, 2018 and 2017 was 4.24% and 4.17%, respectively.

    Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2018 and 2017 are as follows:

	2018		2017
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts

	(dollars in thousands)
FFB	$4,372,422	$50,210	$4,192,450	$51,593
FMBs	3,556,062	41,509	3,057,072	34,673
PCBs	980,770	11,612	980,770	9,347
CFC	1,426	–	2,411	–

	$8,910,680	$103,331	$8,232,703	$95,613

    We use the effective interest rate method to amortize debt issuance costs and debt discounts as well as the straight-line method when the results approximate those of the effective interest rate method. Unamortized debt issuance costs and debt discounts are being amortized to expense over the life of the respective debt issues.

a)
Department of Energy Loan Guarantee:

    Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we and the U.S. Department of Energy, acting by and through the Secretary of Energy, entered into a Loan Guarantee Agreement on February 20, 2014 pursuant to which the Department of Energy agreed to guarantee our obligations under a Note Purchase Agreement, dated as of February 20, 2014 (the Original Note Purchase Agreement), among us, the Federal Financing Bank and the Department of Energy and two future advance promissory notes, each dated February 20, 2014, made by us to the Federal Financing Bank in the aggregate amount of $3,057,069,461 (the Original FFB Notes and together with the Original Note Purchase Agreement, the Original FFB Documents). Following the bankruptcy of Westinghouse in 2017 (as described in Note 8), we and the Department of Energy amended the loan guarantee agreement to restrict further advances pending the satisfaction of certain conditions, including an amendment to the loan guarantee agreement.

    In September 2017, the Department of Energy issued a conditional commitment to us to guarantee an additional $1,619,679,706 of funding from the Federal Financing Bank. On March 7, 2019, we entered into an amendment and waiver of the loan guarantee agreement under which we received an advance of $585,000,000. On March 22, 2019, we and the Department of Energy entered into an Amended and Restated Loan Guarantee Agreement (as amended, the Loan Guarantee Agreement) which increased the aggregate amount guaranteed by the Department of Energy to $4,676,749,167 and permits us to draw the remaining amount under the Original FFB Notes. We also entered into a Note Purchase Agreement dated as of March 22, 2019 (the Additional Note Purchase Agreement), among us, the Federal Financing Bank and the Department of Energy and a future advance promissory note, dated March 22, 2019, made by us to the Federal Financing Bank in the amount of $1,619,679,706 (the Additional FFB Note and together with the Additional Note Purchase Agreement, the Additional FFB Documents).

    Together, the Original FFB Documents and Additional FFB Documents provide for a multi-advance term loan facility (the Facility) under which we may make long-term loan borrowings through the Federal Financing Bank.

    Proceeds of advances made under the Facility are used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII loan guarantee program (Eligible Project Costs). Borrowings under the Original FFB Notes may not exceed $3,057,069,461, of which $335,471,604 is designated for capitalized interest. Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in December 2017. Total borrowings under the Facility will not exceed $4,676,749,167.

    At December 31, 2018, aggregate Department of Energy-guaranteed borrowings totaled $1,794,723,000, including capitalized interest. On March 15, 2019, we received a $585,000,000 advance under the Original FFB Notes. In conjunction with this advance, we repaid $436,600,000 of outstanding commercial paper, which was classified as long-term debt at December 31, 2018. We have no amounts outstanding under the Additional FFB Note.

    Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes will begin on February 20, 2020. Interest rates on borrowings during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.

    Advances under the Original FFB Notes may be requested on a quarterly basis through December 31, 2020. Advances under the Additional FFB Note may be requested on a quarterly basis through November 30, 2023, one year beyond the current anticipated commercial operation date of Vogtle Unit No. 4.

    Future advances under the Facility are subject to satisfaction of customary conditions, as well as (i) certification of compliance with the requirements of the Title XVII loan guarantee program, (ii) accuracy of project-related representations and warranties, (iii) delivery of updated project-related information, (iv) no Project Adverse Event (as described in Note 8) having occurred or, if a Project Adverse Event has occurred, that Co-owners (as described in Note 8) representing at least 90% of the ownership interests have voted to continue construction, have not deferred construction and we have provided the Department of Energy with certain additional information, (v) certification regarding Georgia Power's compliance with certain obligations relating to the Cargo Preference Act, as amended, (vi) evidence of compliance with the applicable wage requirements of the Davis-Bacon Act, as amended, (vii) certification from the Department of Energy's consulting engineer that proceeds of the advance are used to reimburse Eligible Project Costs and (viii) if either the Services Agreement or the Bechtel Agreement (each, as described in Note 8) are terminated, or rejected in bankruptcy proceedings, the Department of Energy has approved the replacement agreement.

    We may voluntarily prepay outstanding borrowings under the Facility. Under the FFB Documents, any prepayment will be subject to a make-whole premium or discount, as applicable. Any amounts prepaid may not be re-borrowed.

    Under the Loan Guarantee Agreement, we are subject to customary borrower affirmative and negative covenants and events of default. In addition, we are subject to project-related reporting requirements and other project-specific covenants and events of default.

    If certain events occur, referred to as an "Alternate Amortization Event," at the Department of Energy's option the Federal Financing Bank's commitment to make further advances under the Facility will terminate and we will be required to repay the outstanding principal amount of all borrowings under the Facility over a period of five years, with level principal amortization. These events include (i) abandonment of the Vogtle Units No. 3 and No. 4 project, including a decision by Georgia Power to cancel the project, (ii) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (iii) termination of the Services Agreement or rejection of the Services Agreement in bankruptcy, if Georgia Power does not maintain access to certain related intellectual property rights, (iv) termination of the Services Agreement by Westinghouse or termination of the Bechtel Agreement by Bechtel Power Corporation, (v) delivery of certain notices by the Co-owners to the Department of Energy of their intent to cancel construction of Vogtle Units No. 3 and No. 4 coupled with termination by the Co-owners of the Services Agreement or the Bechtel Agreement, (vi) failure of the Co-owners to enter into a replacement contract with respect to the Services Agreement or the Bechtel Agreement following the Co-owners' termination of such agreement with the intent to replace it, (vii) the Department of Energy's takeover of construction of Vogtle Units No. 3 and No. 4 under certain conditions, (viii) the occurrence of any Project Adverse Event that results in a cancellation of the Vogtle Units No. 3 and No. 4 project or the cessation or deferral of construction beyond the periods permitted under the Amended Loan Guarantee Amendment, (ix) loss of or failure to receive necessary regulatory approvals under certain circumstances, (x) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (xi) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (xii) change of control of Oglethorpe and (xiii) certain events of loss or condemnation. If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility.

b)
Rural Utilities Service Guaranteed Loans:

    During 2018, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $313,028,000 for long-term financing of general and environmental improvements at existing plants.

    In February 2019, we received an additional $47,940,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

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

d)
First Mortgage Bonds:

    On October 30, 2018, we issued $500,000,000 of 5.05% first mortgage bonds, Series 2018A, for the purpose of providing long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. The bonds are due to mature October 2048 and are secured under our first mortgage indenture.

e)
Credit Facilities:

    As of December 31, 2018, we had a total of $1,610,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from March 2020 to December 2023. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2018, we had the ability to issue letters of credit totaling $760,000,000 in the aggregate, of which $509,000,000 remained available. At December 31, 2018, we had 1) $251,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and collateral postings to third parties, and 2) $436,627,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.

    The weighted average interest rate on short-term borrowings at December 31, 2018 and December 31, 2017 was 2.98% and 1.58%, respectively.

8. Electric plant, construction and related agreements:

a. Electric plant

    We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2018 and 2017 is as follows:

	2018		2017
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation

In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,975,727	$(1,775,569)	$2,916,852	$(1,751,558)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	55,861	(3,479)	36,745	(2,514)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	910,259	(441,240)	824,890	(420,000)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	655,618	(311,606)	587,436	(236,155)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,222,538	(442,840)	1,102,085	(399,774)
Doyle (Combustion Turbine - 100% ownership)	137,133	(109,509)	136,351	(106,370)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	618,621	(258,359)	609,048	(246,758)
Hartwell (Combustion Turbine - 100% ownership)	226,156	(105,540)	225,808	(104,269)
Hawk Road (Combustion Turbine - 100% ownership)	254,925	(75,308)	251,671	(73,998)
Talbot (Combustion Turbine - 100% ownership)	293,638	(136,007)	292,250	(128,344)
Chattahoochee (Combined cycle - 100% ownership)	315,463	(141,279)	313,587	(133,378)
Smith (Combined cycle - 100% ownership)	648,464	(179,486)	642,732	(170,366)
Wansley (Combustion Turbine – 30% ownership)	3,887	(3,626)	3,887	(3,552)
Transmission plant	95,861	(56,973)	92,929	(55,502)
Other	93,503	(56,193)	92,179	(54,927)
Property under capital lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	776,316	(447,391)	757,957	(414,867)

Total in-service	$9,283,970	$(4,544,405)	$8,886,407	$(4,302,332)

Construction work in progress
Vogtle Units No. 3 & No. 4(2)	$3,600,631		$2,721,949
Environmental and other
generation improvements	263,146		212,476
Other	2,265		1,443

Total construction work in progress	$3,866,042		$2,935,868

(1)
Amounts include plant acquisition adjustments at December 31, 2018 and 2017 of $197,000,000.
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

    Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed price EPC Agreement. In March 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technical support and staff augmentation on a time and materials cost basis. The Services Agreement provides that it will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days' written notice.

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

    In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 to provide for, among other conditions, additional Co-owner approval requirements. These joint ownership agreements, including the Co-owner approval requirements, were subsequently amended, effective August 31, 2018. As described below, certain provisions of the Joint Ownership Agreements were modified further on September 26, 2018 by the Term Sheet that was memorialized on February 18, 2019 when the Co-owners entered into certain amendments (the Global Amendments) to the Joint Ownership Agreements (as amended, the Joint Ownership Agreements).

    On December 21, 2017, the Georgia Public Service Commission took a series of actions related to the construction of Vogtle Units No. 3 and No. 4 and issued its related order on January 11, 2018. Among other actions, the Public Service Commission (i) accepted Georgia Power's recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. In its January 11, 2018 order, the Public Service Commission stated if certain conditions change and assumptions upon which Georgia Power's seventeenth Vogtle construction monitoring (VCM) report are based do not materialize, the Public Service Commission reserved the right to reconsider the decision to continue construction. Third parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission's January 11, 2018 order. On December 21, 2018, the Superior Court granted Georgia Power's motion to dismiss the two appeals. On January 9, 2019, those parties appealed that decision to the Georgia Court of Appeals. Georgia Power has stated that it believes the appeal has no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Public Service Commission could have a material impact on our financial condition and results of operations.

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

    In September 2018, the Co-owners voted to continue construction of Vogtle Units No. 3 and No. 4. In connection with our vote to continue construction with Vogtle Units No. 3 and No. 4, we approved a revised budget of $7.5 billion for our 30% ownership interest. The impact of the additional project costs on our budget was substantially mitigated by nearly $500 million of contingency included in our prior budget. As with our prior budgets and consistent with our conservative budget practices, our revised budget includes a separate Oglethorpe-level contingency amount in addition to capital costs, allowance for funds used during construction, and our allocation of the project-level contingency. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. As of December 31, 2018, our total investment in the additional Vogtle units was approximately $3.9 billion.

    As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors, and vendors; labor productivity, availability, and/or cost escalation; procurement, fabrication, delivery, assembly and/or installation and testing, including any required engineering changes, of plant systems, structures and components; or other issues could further impact the projected schedule and cost. Monthly construction production targets required to maintain the current project schedule will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed. Aspects of the Westinghouse AP1000 design are based on new technologies that only recently began commercial operation in the global nuclear industry at this scale.

    Georgia Power and Southern Nuclear are in the process of validating recent construction progress in comparison to the projected schedule and verifying and updating quantities of commodities remaining to install, labor productivity, and forecasted staffing needs. This verification process, led by Southern Nuclear, is expected to be completed during the second quarter of 2019. Although the verification is not complete, we currently do not anticipate any material changes to our project budget of $7.5 billion or the Public Service Commission approved in-service dates of November 2021 and November 2022 as a result of this verification process. However, the current schedule being utilized to manage construction at the Vogtle site, which targets in-service dates in advance of November 2021 and November 2022, may be adjusted to reflect updated information provided by the verification process. The ultimate impact on cost and schedule, if any, will not be known until the verification process is completed. Georgia Power has stated that it is required to report the results and any project impacts to the Public Service Commission by May 15, 2019.

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

    In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG's wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC that mitigated certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner's option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:

  •
  each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's nineteenth VCM report filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs;

  •
  Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

  •
  Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).

    If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option at the time the project budget forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power's agreement to pay 100% of such Co-owner's remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. In this event, Georgia Power would have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Co-owner. If Georgia Power accepts the offer to purchase a portion of another Co-owner's ownership interest in Vogtle Units No. 3 and No. 4, the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Co-owner and by Georgia Power as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Co-owner in accordance with the second and third bullets above will be treated as payments made by the applicable Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.

    In the event the actual costs of construction at completion of a unit are less than the EAC reflected in the nineteenth VCM report and (i) Vogtle Unit No. 3 is placed in service by the currently scheduled date of November 2021 or (ii) Vogtle Unit No. 4 is placed in service by the currently scheduled date of November 2022, Georgia Power will be entitled to 60.7% of the cost savings with respect to the relevant unit and the remaining Co-owners will be entitled to 39.3% of such savings on a pro rata basis in accordance with their respective ownership interests.

    Pursuant to the Global Amendments, the Co-owners will continue to retain a third party to independently consult, advise and report to the Co-owners on issues pertaining to (i) project management and controls, (ii) organizational controls, (iii) commercial management plans and (iv) interim project reports until released by 67% of the Co-owners.

    Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule. In addition, pursuant to the Joint Ownership Agreements, the required approval of holders of ownership interests in Vogtle Units No. 3 and No. 4 is at least (i) 90% for a change of the primary construction contractor and (ii) 67% for material amendments to the Services Agreement or agreements with Southern Nuclear or the primary construction contractor, including the Bechtel Agreement.

    The Global Amendments provide that Georgia Power may cancel the project at any time at its sole discretion. In the event that Georgia Power determines to cancel the project or fewer than 90% of the Co-owners vote to continue construction upon the occurrence of a subsequent project adverse event, we and the other Co-owners would assess our options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval. Further, if Georgia Power or the Co-owners decided to cancel the project, the Department of Energy would have the discretion to require that we repay all amounts outstanding under our loan guarantee agreement with the Department of Energy over a five-year period as discussed in Note 7.

    We have an aggregate amount of $4,676,749,167 in federal loans from the Federal Financing Bank guaranteed by the Department of Energy, pursuant to which we have borrowed $1,794,723,000 as of December 31, 2018. On March 15, 2019, we received an advance of an additional $585,000,000 of funding guaranteed by the Department of Energy. For additional information regarding these loans and the related loan guarantee, including conditions for future advances, potential repayment over a five-year period, covenants and events of default under the loan guarantee agreement with the Department of Energy, see Note 7.

    We have also financed $1,887,000,000 of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing any project costs not guaranteed by the Department of Energy in the capital markets.

    The ultimate outcome of these matters cannot be determined at this time.

9. Employee benefit plans:

    Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,497,000, $1,436,000 and $1,371,000 in 2018, 2017 and 2016, respectively.

    Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $3,903,000, $3,791,000 and $3,678,000 in 2018, 2017 and 2016, respectively.

    We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $2,387,000 and $2,145,000 in 2018 and 2017, respectively.

10. Nuclear insurance:

    The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $14,100,000,000. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450,000,000, a licensee of a nuclear power plant could be assessed a deferred premium of up to $138,000,000 per incident for each licensed reactor operated by it, but not more than $20,000,000 per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $165,000,000 per incident, but not more than $25,000,000 in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than September 10, 2023.

    Georgia Power, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $1,500,000,000 for members' operating nuclear generating facilities. Additionally, there is coverage through NEIL for decontamination, excess property insurance, and premature decommissioning coverage up to $1,250,000,000 for nuclear losses and non-nuclear policies providing coverage up to $750,000,000 for non-nuclear losses in excess of the $1,500,000,000 primary coverage.

    Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units No. 3 and No. 4. This policy provides $2,750,000,000 in limits for accidental property damage occurring during construction.

    Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $42,000,000.

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

11. Commitments:

a. Operating leases

    As of December 31, 2018, our estimated minimum rental commitments are as follows:

(dollars in thousands)

2019	$3,730
2020	1,413
2021	798
2022	608
2023	386
Thereafter	1,157

    Our rental commitments are primarily for leases of railcars which are used to deliver coal to our coal-fired facilities. These railcar leasing costs are added to the cost of the fossil inventories and are recognized in fuel expense as the inventories are consumed. Rental expenses totaled $4,562,000, $4,919,000 and $4,456,000 in 2018, 2017 and 2016, respectively. We are assessing our future railcar needs and evaluating leasing options.

b. Fuel

    To supply a portion of the fuel requirements to our generating units, Georgia Power, on our behalf for coal and Southern Nuclear on our behalf for nuclear fuel, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum and maximum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation, government impositions or railcar costs.

    We have entered into long-term agreements with various counterparties to provide firm natural gas transportation to our natural gas-fired facilities. The value of these agreements is based on fixed rates as provided in the contracts and does not include variable costs.

    We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2019 for convenience, our cancellation obligation would be approximately $80,000,000.

    We have asset retirement obligations which are legal obligations to retire long-lived assets. These obligations are primarily for the decommissioning of our nuclear units and coal ash ponds. Expenditures are based on estimates determined through decommissioning studies and include provisions for price escalation and other factors. See Note 1h for information regarding our asset retirement obligations.

    As of December 31, 2018, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations

2019	$22,065	$49,100	$64,497	$29,510	$8,664
2020	7,091	27,500	63,260	53,911	11,274
2021	2,348	30,300	62,737	14,461	11,215
2022	–	25,400	53,796	14,929	11,200
2023	–	18,400	47,513	3,330	37,743
Thereafter	–	35,100	848,609	281,938	3,536,362

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

13. Quarterly financial data (unaudited):

    Summarized quarterly financial information for 2018 and 2017 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(dollars in thousands)
2018
Operating revenues	$373,646	$365,921	$384,644	$355,902
Operating margin	69,931	60,849	54,845	39,351
Net margin	27,400	17,285	11,334	(4,820)
2017
Operating revenues	$354,170	$361,369	$376,656	$342,001
Operating margin	69,330	63,472	59,520	46,548
Net margin	21,454	15,676	11,555	2,592

    The negative net margins in the fourth quarter of 2018 were due to reductions to revenue requirements in order to achieve, but not exceed, the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Oglethorpe Power Corporation

Opinion on the Financial Statements

    We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive (deficit) margin and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

    We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
March 29, 2019

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

    Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework) issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    Our board of directors currently has two vacancies. One of the vacancies is for an at-large member position and the other is for an outside director position. Our members did not fill either of these vacancies at the March 2019 annual meeting of the members, and we do not anticipate that our members will elect directors to fill these vacancies during 2019.

Election of our Board of Directors

    For a cooperative organization to maintain its status under federal tax law, it must abide by the cooperative principle of democratic control. The nomination and election of the members of our board of directors and the representation of our members by the elected directors is consistent with this principle.

    Candidates for our board of directors must be nominated by the nominating committee. The nominating committee is comprised of one representative from each of our members. A majority vote of the nominating committee is required to nominate each candidate for the board of directors. Each member representative's nomination vote is weighted based on the number of retail customers served by the member. After the nominating committee nominates a candidate for a director position, the candidate must be elected by a majority vote of all of our member representatives, voting on an unweighted, one-member, one-vote basis. If the nominated candidate fails to receive a majority of the vote, the nominating committee must nominate another candidate and the member representatives will vote on the new candidate. Should that candidate also fail to receive a majority vote, this nomination and election process would be repeated until a nominated candidate is elected by a majority of the members.

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

Executive Officer and Director Biographies

    Our executive officers and directors are as follows:

Name	Age	Position

Executive Officers:
Michael L. Smith	59	President and Chief Executive Officer
Michael W. Price	58	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	50	Executive Vice President and Chief Financial Officer
William F. Ussery	54	Executive Vice President, Member and External Relations
Annalisa M. Bloodworth	40	Senior Vice President and General Counsel
Lori K. Holt	57	Senior Vice President, Fuels & Co-owned Assets
James A. Messersmith	66	Senior Vice President, Plant Operations
Keith D. Russell	57	Senior Vice President, Capital Projects and Technical Services
Heather Teilhet	43	Senior Vice President, Governmental Affairs
Jami G. Reusch	56	Vice President, Human Resources
Directors:
Bobby C. Smith, Jr.	65	Chairman and At-Large Director
Marshall S. Millwood	69	Vice-Chairman and Member Group Director (Group 3)
Jimmy G. Bailey	70	At-Large Director
George L. Weaver	71	Member Group Director (Group 1)
James I. White	73	Member Group Director (Group 1)
Danny L. Nichols	54	Member Group Director (Group 2)
Sammy G. Simonton	77	Member Group Director (Group 2)
Randy Crenshaw	66	Member Group Director (Group 3)
Fred A. McWhorter	72	Member Group Director (Group 4)
Jeffrey W. Murphy	55	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	49	Member Group Director (Group 5)
Wm. Ronald Duffey	77	Outside Director

Executive Officers

Overview

    We are managed and operated under the direction of a president and chief executive officer who is appointed by our board of directors. Our president and chief executive officer selects the remainder of the executive officers. Certain of our executive officers have entered into an employment contract with us that provides for minimum annual base salary and performance pay. See "EXECUTIVE COMPENSATION – Compensation Discussion and Analysis – Employment Agreements" for further discussion of these agreements.

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

    Annalisa M. Bloodworth is our Senior Vice President and General Counsel and has served in that capacity since January 2017. Ms. Bloodworth joined Oglethorpe in 2010 and served in various roles prior to taking her current position, most recently as Deputy General Counsel. Prior to joining Oglethorpe, Ms. Bloodworth was in private practice at Eversheds Sutherland (US) LLP. In addition to energy, her legal experience includes significant work in commercial development, real estate, regulatory compliance, and construction contracting. Ms. Bloodworth is a graduate of Trinity University where she earned a Bachelor of Arts in Economics and Emory University School of Law where she earned her Juris Doctor degree. Ms. Bloodworth is a member of Leadership Georgia and presently serves on the Corporate Leadership Council of the Fernbank Natural History Museum and as President-elect of the Emory University School of Law Alumni Board.

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

    Heather H. Teilhet is our Senior Vice President, Governmental Affairs and has served in that capacity since January 2017. Prior to joining us, Ms. Teilhet served as Vice President of Government Relations for Georgia Electric Membership Corporation from 2010 to 2016, where she represented Georgia's 41 electric cooperatives before the Georgia General Assembly, the U.S. Congress and certain regulatory agencies. Prior to joining Georgia EMC, she served as a senior staff member for Georgia Governor Sonny Perdue and as a staff member for Georgia Governor Roy Barnes. Ms. Teilhet graduated from the University of Georgia and holds a Masters in Public Administration from Georgia State University.

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

    Jami G. Reusch is our Vice President, Human Resources and has served in that office since July 2004. Ms. Reusch served as Oglethorpe's Director of Human Resources and held several other management and staff positions in Human Resources prior to July 2004. Prior to joining Oglethorpe in 1994, Ms. Reusch was a senior officer in the banking industry in Georgia, where she held various leadership roles. Ms. Reusch has a Bachelor of Education degree and a Master of Human Resource Development degree from Georgia State University. She also holds several Senior Professional certificates in Human Resources Management.

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

Director Biographies

    Jimmy G. Bailey is an at-large director. Mr. Bailey has served on our board of directors since September 2015 and his present term will expire in March 2022. Mr. Bailey is a member of the construction project committee. Mr. Bailey is a director of Diverse Power Incorporated, an EMC. Mr. Bailey owned and operated a construction contracting business from 1970 to 2018. He also serves as Chairman of Kudzu Networks Inc., a subsidiary of Diverse Power, and was President of the Georgia Directors Association in 2017 and 2018.

    Randy Crenshaw is a member group director (group 3). Mr. Crenshaw has served on our board of directors since March 2016, and his present term will expire in March 2022. He is a member of the compensation committee. Mr. Crenshaw is President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Mr. Crenshaw also serves on the board of directors for Georgia Electric Membership Corporation and the Georgia Cooperative Council, where he serves as Chairman. He is also on the board of directors for Green Power EMC, Smarr EMC and GRESCO Utility Supply, Inc and is a former member of Georgia Systems Operations board of directors. He is also President of the Irwin/Ocilla Chamber of Commerce.

    Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2021. He is the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and a member of the board of directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is Chair of the board of directors of Piedmont Healthcare, where he is also serves on the Executive Committee, Executive Performance and Compensation Committee and Governance and Nominating Committee. Mr. Duffey is also a member of the board of directors of the Georgia Chamber of Commerce.

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

    Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2022. He is a member of the construction project committee. Mr. McWhorter serves as Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He is the owner of F.A. McWhorter Poultry Farms.

    Marshall S. Millwood is the Vice-Chairman of the Board and a member group director (group 3). Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2020. He is the chairman of the compensation committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

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

    George L. Weaver is a member group director (group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2022. He is a member of the audit committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President and Chief Executive Officer. Mr. Weaver is currently a director of Southeastern Data Cooperative and is a former director of Federated Rural Electric Insurance Corporation.

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

    Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to our compensation programs as needed. Currently, the members of the compensation committee are Marshall Millwood, Randy Crenshaw, Chip Jakins, Danny Nichols and Sammy Simonton. Mr. Millwood is the chairman of the compensation committee.

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

    Our board of directors has delegated direct oversight of corporate risk management and compliance to the audit committee. Pursuant to its charter, the audit committee reviews our business risk management process, including the adequacy of our overall control environment, in selected areas that represent significant financial and business risks. The audit committee receives regular reports on the activities of the risk management and compliance committee, which are described below, as well as quarter-end reports, which include changes to derivative hedge positions and overall corporate risk exposure. Additionally, the audit committee provides oversight over corporate ethics and compliance matters and receives regular reports on compliance, which include, but are not limited to, the review of (i) significant compliance issues, (ii) significant audits/examinations by governmental or other regulatory agencies, and (iii) significant regulatory proceedings. The risk management and compliance committee, comprised of our chief executive officer, chief operating officer, chief financial officer, and the executive vice president of member and external relations, provides general oversight over all of our risk management and compliance activities, including but not limited to commodity trading, fuels management, insurance procurement, debt management, investment portfolio management, environmental and electric reliability compliance and cyber-security. The risk management and compliance committee has implemented comprehensive policies and procedures, consistent with current board policies, which govern our activities pertaining to market, compliance/regulatory and other risks. For further discussion about our risk management and compliance committee and its activities, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

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

Components of Total Compensation

    The compensation committee determined that compensation packages for the fiscal year ended December 31, 2018 for our executive officers should be comprised of the following three primary components:

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

    We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2018, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.

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

Corporate Goals for Performance Pay

    We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2018, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.

    For an executive officer to earn his or her maximum performance pay, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus. Goals are reviewed annually and may be adjusted in order to reflect any changes in our strategic focus. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. For example, in 2018, we increased the target for our cost savings goal from $35 million to $50 million. The following provides an overview of the purposes of each category of our corporate goals:

    Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost work time. Our safety performance goals focused on the number of lost time incidents, safety training and meetings, enhancing our safety program and procedures and reducing workplace hazards.

    Operations.    The operations goals measure how well each of our operating plants responds to system requirements. In order to optimize generation for system load requirements, we generally dispatch the most efficient and economical generation resources first. If the preferred generation resource is not available when called upon, we must resort to a more expensive alternative. Most of the performance measures in this category, including successful starts and peak season availability are measured against industry averages and the applicable thresholds are set above average. To meet these standards, we or the operator of certain co-owned facilities must operate and maintain these facilities in a manner that minimizes long-term maintenance and replacement energy costs. Our achieving operational excellence at the corporate level results in the most reliable, efficient and lowest cost power supply for our members.

    Construction and Project Management.    Our construction and project management goals measure our involvement and management regarding construction at our owned and co-owned generating facilities. Our most significant project is the construction of Vogtle Units No. 3 and No. 4. One of the goals measures how well we are managing the project in our role as a Co-owner. Performance is based on our participation on the Project Management Board, the degree and effectiveness of oversight involvement, understanding of the project status and project issues, and timeliness and usefulness of project communications to our members and our board of directors. Our president and chief executive officer will assign a score based on his assessment of the overall effectiveness of our management of the project and submit the score to the construction committee of our board of directors for approval. Other components measure construction progress at the Vogtle project as well as construction projects that we directly oversee, and we measure success based on successful project completion in a timely manner and within project budget.

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

    Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2018, we created an opportunity to earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $50 million goal. Two other financial goals focus on our internal controls over financial reporting.

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

    Certain executive officers' performance pay is based on the achievement of corporate goals and other executive officers' performance pay is based 75% on the achievement of corporate goals and 25% on individual performance. For executive officers whose performance pay is based entirely on corporate goal achievement, we multiply 20% of his or her base salary by the corporate goal achievement percentage to determine his or her performance bonus. For executive officers whose performance pay is based on corporate goals and individual performance, we multiply 15% of his or her base salary by the corporate goal achievement percentage and multiply 5% of his or her base salary by an individual performance ranking that ranges from 0% to 200%.

Assessment of Performance of 2018 Corporate Goals

    The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2018 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2018 Result	Weight	Weighted Goal Achieved

Safety
Incident Rate	Lost Work Time Incidents	1 (if not OSHA)	0	0	3.0%	3.00%
Safety Program(1)	Training and Meetings	100.0%	100.0%	100.0%	1.0%	1.00%
	Safety Observations	200	350	394	2.5%	2.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.5%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	96.0%	100.0%	99.4%	4.0%	2.79%
Fleet	Successful Dispatch	92.5%	97.5%	98.9%	3.0%	3.00%
	Peak Season Availability	70.4%	99.9%	75.3%	19.0%	14.30%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	5.5%	3.5%	8.7%	1.3%	1.00%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	6.3%	4.3%	5.0%	0.7%	0.50%
	Nuclear Fleet Capability Factor	92.4%	93.5%	94.9%	2.0%	2.00%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	90.0%	7.0%	6.30%
	Status of Project	Meet applicable deadlines		100.0%	3.0%	3.00%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines		91.7%	6.0%	5.00%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	0	4.0%	4.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$50,000,000	$50,498,589	14.0%	14.00%
	Additional Cost Savings	$0	$50,000,000	$18,812,478	0-5.0%	1.88%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	2.0%	2.00%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	93.1%	15.0%	13.96%

Total					100.0%	92.73%

(1)
Certain sub-goals are aggregated for purposes of the table.

(2)
Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.

    As noted above, we achieved 92.73% of our corporate goals for 2018. As a result, Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery received performance pay in an amount equal to 92.73% of 20% of his or her base salary. Mr. Messersmith received an amount equal to 92.73% of 15% of his base salary plus 115% of 5% of his base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2018:

Executive Officer	Performance Pay*

Michael L. Smith	$137,337
Michael W. Price	82,548
Elizabeth B. Higgins	83,132
William F. Ussery	64,614
James D. Messersmith	62,966

*
Performance pay was calculated based on base salaries as of December 31, 2018. Actual compensation earned in 2018 is reported in the Summary Compensation Table below.

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

    Our employment agreement with Mr. Smith extends through December 31, 2021. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.

    We also have employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery. The current term of each agreement extends through December 31, 2021 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.

    Minimum annual base salaries under these agreements are $445,100 for Mr. Price, $448,250 for Ms. Higgins and $348,400 for Mr. Ussery. Salaries are subject to review and possible adjustment as determined by the president and chief executive officer. Each executive is also eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by the president and chief executive officer at his sole discretion. The employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery contain severance pay provisions.

  Assessment of Severance Arrangements

    Pursuant to their respective employment agreements, certain of our executive officers are entitled to severance payments and benefits in the event they are terminated not for cause or they resign for good reason.

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

    Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,661,372.

    Our president and chief executive officer considered the total amount of compensation Mr. Price, Ms. Higgins and Mr. Ussery would receive upon the occurrence of a severance event and determined that it was appropriate for these executive officers to receive severance compensation equal to a maximum of two years of his or her then current base salary, plus benefits as described below, because such agreements provide a measure of stability for both us and the executive officers. In addition, like our president and chief executive officer, these executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, our president and chief executive officer believes such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.

    Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins and Mr. Ussery will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Price, Ms. Higgins and Mr. Ussery in the circumstances described above is $990,141, $995,747, and $767,246, respectively.

Compensation Committee Report

    The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the SEC.

Respectfully Submitted
The Compensation Committee

  Randy Crenshaw
  Earnest A. Jakins III
  Danny Nichols
  Marshall S. Millwood
  Sammy G. Simonton

Compensation Committee Interlocks and Insider Participation

    Mr. Millwood, Mr. Crenshaw, Mr. Ham, Mr. Jakins, Mr. Nichols and Mr. Simonton served as members of our compensation committee during 2018. Mr. Ham's service on this committee ended September 8, 2018.

    Mr. Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $9.0 million to us in 2018 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.8 million to us in 2018 under its wholesale power contract accounted for approximately 0.4% of our total revenues.

    Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $208.6 million to us in 2018 under its wholesale power contract accounted for approximately 14.1% of our total revenues.

    Mr. Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $45.3 million to us in 2018 under its wholesale power contract accounted for approximately 3.1% of our total revenues.

Summary Compensation Table

    The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2018, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total

Michael L. Smith	2018	$735,773	$–	$137,337	$147,423	$1,020,533
President and	2017	708,026	–	126,330	144,420	978,776
Chief Executive Officer	2016	683,550	–	129,103	136,677	949,330
Michael W. Price	2018	442,250	–	82,548	92,629	617,427
Executive Vice President and	2017	425,667	–	75,936	109,838	611,441
Chief Operating Officer	2016	411,667	–	77,691	93,704	580,567
Elizabeth B. Higgins	2018	445,375	–	83,132	92,600	621,107
Executive Vice President and	2017	428,683	–	76,468	91,103	596,254
Chief Financial Officer	2016	414,750	–	78,273	79,465	569,914
William F. Ussery	2018	346,167	–	64,614	76,047	486,828
Executive Vice President,	2017	333,233	–	59,436	73,508	466,177
Member and External Relations	2016	322,833	–	60,877	78,308	462,018
James A. Messersmith	2018	316,487	–	62,966	73,774	453,227
Senior Vice President,	2017	305,546	–	58,602	66,242	430,390
Plant Operations

(1)
Figures for 2018 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith of $36,500, $36,500, $36,500, $36,500, and $36,500, respectively; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith, respectively of $92,476, $42,796, $42,423, $26,368 and $22,418; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.

    The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Grant Date
Name		Threshold	Maximum

Michael L. Smith	N/A	$33,694	$148,104
Michael W. Price	N/A	$20,252	$89,020
Elizabeth B. Higgins	N/A	$20,395	$89,650
William F. Ussery	N/A	$15,852	$69,680
James A. Messersmith	N/A	$23,741	$80,070

    For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2018 Corporate Goals."

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

    The following table sets forth contributions for the fiscal year ended December 31, 2018 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings(Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE

Michael L. Smith	$30,000	$92,476	$(26,221)	$–	$496,072
Michael W. Price	$6,600	$42,796	$(19,299)	–	$333,345
Elizabeth B. Higgins	$12,661	$42,423	$(30,581)	–	$359,926
William F. Ussery	–	$26,368	$(12,094)	–	$155,420
James A. Messersmith	–	$22,418	$(5,404)	–	$98,919

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

Pay Ratio Disclosure

    We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2018.

    To identify our median employee, we determined that as of December 31, 2018, we had 279 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2018 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.

    Based upon this analysis, we determined that our median employee's annual total compensation for 2018 was $149,962. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2018 was $1,020,533. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2018 was 6.81:1.

Compensation Policies and Practices As They Relate to Our Risk Management

We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Director Compensation

    The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2018.

Name	Total Fees Earned or Paid in Cash

Member Directors
Jimmy G. Bailey	$20,100
Randy Crenshaw	$17,500
M. Anthony Ham(1)	$10,300
Ernest A. "Chip" Jakins III	$19,100
Fred A. McWhorter	$18,100
Marshall S. Millwood, Vice-Chairman	$20,500
Jeffrey W. Murphy	$18,500
Danny L. Nichols	$18,300
Sammy G. Simonton	$19,300
Bobby C. Smith, Jr., Chairman	$23,900
George L. Weaver	$20,900
James I. White	$20,700
Outside Director
Wm. Ronald Duffey	$39,800

(1)
On September 8, 2018, Mr. Ham's term as a director for Okefenoke Rural Electric Membership Cooperative ended and he became ineligible to serve on our board of directors.

    During 2018, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings and $300 per day for participation by video conference for a meeting of the advisory board. We paid our outside director a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per hour, or for each fraction thereof, up to a daily cap of $600, when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

    Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $9.0 million to us in 2018 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.8 million to us in 2018 under its wholesale power contract accounted for approximately 0.4% of our total revenues.

    Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $208.6 million to us in 2018 under its wholesale power contract accounted for approximately 14.1% of our total revenues.

    Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $21.2 million to us in 2018 under its wholesale power contract accounted for approximately 1.4% of our total revenues.

    Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $45.3 million to us in 2018 under its wholesale power contract accounted for approximately 3.1% of our total revenues.

    George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $43.8 million to us in 2018 under its wholesale power contract accounted for approximately 3.0% of our total revenues.

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

    In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2018. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    For 2018 and 2017, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2018	2017

	(dollars in thousands)
Audit Fees(1)	$528	$513
Audit-Related Fees(2)	12	67
Tax Fees(3)	38	41
All Other Fees(4)	2	2

Total	$580	$623

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

Pre-Approval Policy

    The audit and permissible non-audit services performed by Ernst & Young LLP in 2018 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2018, 2017 and 2016	63
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2018, 2017 and 2016	64
	Consolidated Balance Sheets, As of December 31, 2018 and 2017	65
	Consolidated Statements of Capitalization, As of December 31, 2018 and 2017	67
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2018, 2017 and 2016	68
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive (Deficit) Margin, For the Years Ended December 31, 2018, 2017 and 2016	69
	Notes to Consolidated Financial Statements	70
	Report of Independent Registered Public Accounting Firm	99
(2)	Financial Statement Schedules
	None applicable.
(3)	Exhibits

    Exhibits marked with an asterisk (*) are hereby incorporated by reference to exhibits previously filed by the Registrant as indicated in parentheses following the description of the exhibit.

Number		Description

*3.1(a)	–	Restated Articles of Incorporation of Oglethorpe, dated as of July 26, 1988. (Filed as Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*3.1(b)	–	Amendment to Articles of Incorporation of Oglethorpe, dated as of March 11, 1997. (Filed as Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of December 6, 2016. (Filed as Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
*4.1	–	Tenth Amended and Restated Loan Contract, dated as of January 30, 2018, between Oglethorpe and the United States of America, together with two notes executed and delivered pursuant thereto. (Filed as Exhibit 4.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 2017, File No. 333-192954.)
*4.2.1(a)	–	Indenture, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.2.1(b)	–	First Supplemental Indenture, dated as of October 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1997B (Burke) Note. (Filed as Exhibit 4.8.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1997, File No. 33-7591.)
*4.2.1(c)	–	Second Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997C (Burke) Note. (Filed as Exhibit 4.7.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1997, File No. 33-7591.)
*4.2.1(d)	–	Third Supplemental Indenture, dated as of January 1, 1998, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1997A (Monroe) Note. (Filed as Exhibit 4.7.1(d) to the Registrant's Form 10-K for the fiscal year December 31, 1997, File No. 33-7591.)
*4.2.1(e)	–	Fourth Supplemental Indenture, dated as of March 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Burke) and 1998B (Burke) Notes. (Filed as Exhibit 4.7.1(e) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.2.1(f)	–	Fifth Supplemental Indenture, dated as of April 1, 1998, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998 CFC Note. (Filed as Exhibit 4.7.1(f) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.2.1(g)	–	Sixth Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998C (Burke) Note. (Filed as Exhibit 4.7.1(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)
*4.2.1(h)	–	Seventh Supplemental Indenture, dated as of January 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1998A (Monroe) Note. (Filed as Exhibit 4.7.1(h) to the Registrant's Form 10-K for the fiscal year ended December 31, 1998, File No. 33-7591.)

*4.2.1(i)	–	Eighth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Burke) Note. (Filed as Exhibit 4.7.1(i) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(j)	–	Ninth Supplemental Indenture, dated as of November 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999B (Monroe) Note. (Filed as Exhibit 4.7.1(j) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(k)	–	Tenth Supplemental Indenture, dated as of December 1, 1999, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee, relating to the Series 1999 Lease Notes. (Filed as Exhibit 4.7.1(k) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(l)	–	Eleventh Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Burke) Note. (Filed as Exhibit 4.7.1(l) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(m)	–	Twelfth Supplemental Indenture, dated as of January 1, 2000, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 1999A (Monroe) Note. (Filed as Exhibit 4.7.1(m) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999, File No. 33-7591.)
*4.2.1(n)	–	Thirteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Burke) Note. (Filed as Exhibit 4.7.1(n) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.2.1(o)	–	Fourteenth Supplemental Indenture, dated as of January 1, 2001, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2000 (Monroe) Note. (Filed as Exhibit 4.7.1(o) to the Registrant's Form 10-K for the fiscal year ended December 31, 2000, File No. 33-7591.)
*4.2.1(p)	–	Fifteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Burke) Note. (Filed as Exhibit 4.7.1(p) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.2.1(q)	–	Sixteenth Supplemental Indenture, dated as of January 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2001 (Monroe) Note. (Filed as Exhibit 4.7.1(q) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001, File No. 33-7591.)
*4.2.1(r)	–	Seventeenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002A (Burke) Note. (Filed as Exhibit 4.7.1(r) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(s)	–	Eighteenth Supplemental Indenture, dated as of October 1, 2002, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002B (Burke) Note. (Filed as Exhibit 4.7.1(s) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(t)	–	Nineteenth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002C (Burke) Note. (Filed as Exhibit 4.7.1(t) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)

*4.2.1(u)	–	Twentieth Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Monroe) Note. (Filed as Exhibit 4.7.1(u) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(v)	–	Twenty-First Supplemental Indenture, dated as of January 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2002 (Appling) Note. (Filed as Exhibit 4.7.1(v) to the Registrant's Form 10-K for the fiscal year ended December 31, 2002, File No. 33-7591.)
*4.2.1(w)	–	Twenty-Second Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB M-8) Note and Series 2003 (RUS M-8) Reimbursement Note. (Filed as Exhibit 4.7.1(w) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.2.1(x)	–	Twenty-Third Supplemental Indenture, dated as of March 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003 (FFB N-8) Note and Series 2003 (RUS N-8) Reimbursement Note. (Filed as Exhibit 4.7.1(x) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2003, File No. 33-7591.)
*4.2.1(y)	–	Twenty-Fourth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Appling) Note. (Filed as Exhibit 4.7.1(y) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(z)	–	Twenty-Fifth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Burke) Note. (Filed as Exhibit 4.7.1(z) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(aa)	–	Twenty-Sixth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003B (Burke) Note. (Filed as Exhibit 4.7.1(aa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(bb)	–	Twenty-Seventh Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Heard) Note. (Filed as Exhibit 4.7.1(bb) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(cc)	–	Twenty-Eighth Supplemental Indenture, dated as of December 1, 2003, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2003A (Monroe) Note. (Filed as Exhibit 4.7.1(cc) to the Registrant's Form 10-K for the fiscal year ended December 31, 2003, File No. 33-7591.)
*4.2.1(dd)	–	Twenty-Ninth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Burke) Note. (Filed as Exhibit 4.7.1(dd) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.2.1(ee)	–	Thirtieth Supplemental Indenture, dated as of December 1, 2004, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2004 (Monroe) Note. (Filed as Exhibit 4.7.1(ee) to the Registrant's Form 10-K for the fiscal year ended December 31, 2004, File No. 33-7591.)
*4.2.1(ff)	–	Thirty-First Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Burke) Note. (Filed as Exhibit 4.7.1(ff) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)

*4.2.1(gg)	–	Thirty-Second Supplemental Indenture, dated as of November 1, 2005, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2005 (Monroe) Note. (Filed as Exhibit 4.7.1(gg) to the Registrant's Form 10-K for the fiscal year ended December 31, 2005, File No. 33-7591.)
*4.2.1(hh)	–	Thirty-Third Supplemental Indenture, dated as of May 1, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Series 2006 (FFB P-8) Note and Series 2006 (RUS P-8) Reimbursement Note. (Filed as Exhibit 4.7.1(hh) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*4.2.1(ii)	–	Thirty-Fourth Supplemental Indenture, dated as of September 22, 2006, made by Oglethorpe to SunTrust Bank, as trustee, relating to the Amendment of Section 9.9 of the Original Indenture. (Filed as Exhibit 4.7.1(ii) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(jj)	–	Thirty-Fifth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2006. (Filed as Exhibit 4.7.1(jj) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(kk)	–	Thirty-Sixth Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006A (Burke) Note, Series 2006B-1 (Burke) Note, Series 2006B-2 (Burke) Note, Series 2006B-3 (Burke) Note, Series 2006B-4 (Burke) Note and Series 2006A (Monroe) Note. (Filed as Exhibit 4.7.1(kk) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(ll)	–	Thirty-Seventh Supplemental Indenture, dated as of October 1, 2006, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2006C-1 (Burke) Note, Series 2006C-2 (Burke) Note and Series 2006B (Monroe) Note. (Filed as Exhibit 4.7.1(ll) to the Registrant's Form 10-K for the fiscal year ended December 31, 2006, File No. 33-7591.)
*4.2.1(mm)	–	Thirty-Eighth Supplemental Indenture, dated as of May 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendments to the Retained Indebtedness Note. (Filed as Exhibit 4.7.1(mm) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.2.1(nn)	–	Thirty-Ninth Supplemental Indenture, dated as of July 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007 (FFB R-8) Note and Series 2007 (RUS R-8) Reimbursement Note. (Filed as Exhibit 4.7.1(nn) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2007, File No. 33-7591.)
*4.2.1(oo)	–	Fortieth Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2007. (Filed as Exhibit 4.7.1(oo) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)
*4.2.1(pp)	–	Forty-First Supplemental Indenture, dated as of October 1, 2007, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2007A (Appling) Note, Series 2007B (Appling) Note, Series 2007A (Burke) Note, Series 2007B (Burke) Note, Series 2007C (Burke) Note, Series 2007D (Burke) Note, Series 2007E (Burke) Note, Series 2007F (Burke) Note and Series 2007A (Monroe) Note. (Filed as Exhibit 4.7.1(pp) to the Registrant's Form 10-Q for the quarterly period ended September 30, 2007, File No. 33-7591.)

*4.2.1(qq)	–	Forty-Second Supplemental Indenture, dated as of February 5, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of Section 1.1 of the Original Indenture. (Filed as Exhibit 4.7.1(qq) to the Registrant's Form 10-K for the fiscal year ended December 31, 2007, File No. 33-7591.)
*4.2.1(rr)	–	Forty-Third Supplemental Indenture, dated as of August 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008A (Burke) Note, Series 2008B (Burke) Note and Series 2008C (Burke) Note. (Filed as Exhibit 4.7.1(rr) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(ss)	–	Forty-Fourth Supplemental Indenture, dated as of September 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008 (FFB S-8) Note and Series 2008 (RUS S-8) Reimbursement Note. (Filed as Exhibit 4.7.1(ss) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(tt)	–	Forty-Fifth Supplemental Indenture, dated as of December 1, 2008, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2008D (Burke) Note, Series 2008E (Burke) Note, Series 2008F (Burke) Note, Series 2008G (Burke) Note and Series 2008A (Monroe) Note. (Filed as Exhibit 4.7.1(tt) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(uu)	–	Forty-Sixth Supplemental Indenture, dated as of February 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 A. (Filed as Exhibit 4.7.1(uu) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(vv)	–	Forty-Seventh Supplemental Indenture, dated as of February 19, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, providing for the Amendment of the Original Indenture. (Filed as Exhibit 4.7.1(vv) to the Registrant's Form 10-K for the fiscal year ended December 31, 2008, File No. 33-7591.)
*4.2.1(ww)	–	Forty-Eighth Supplemental Indenture, dated as of August 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009B CFC Note, Series 2009C CFC Note and Series 2009D CFC Project Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2009, File No. 333-159338.)
*4.2.1(xx)	–	Forty-Ninth Supplemental Indenture, dated as of November 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2009 B. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2009, File No. 333-159338.)
*4.2.1(yy)	–	Fiftieth Supplemental Indenture, dated as of November 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A Line of Credit Notes. (Filed as Exhibit 4.7.1 (yy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.2.1 (zz)	–	Fifty-First Supplemental Indenture, dated as of December 1, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2009A (Heard) Note, Series 2009A (Monroe) Note and Series 2009B (Monroe) Note. (Filed as Exhibit 4.7.1 (zz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*4.2.1 (aaa)	–	Fifty-Second Supplemental Indenture, dated as of December 30, 2009, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond). (Filed as Exhibit 4.7.1 (aaa) to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*4.2.1 (bbb)	–	Fifty-Third Supplemental Indenture, dated as of March 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A (Burke) Note, Series 2010B (Burke) Note, Series 2010A (Monroe) Note, Series 2010A (Burke) Reimbursement Obligation, Series 2010B (Burke) Reimbursement Obligation and Series 2010A (Monroe) Reimbursement Obligation. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2010, File No. 000-53908.)
*4.2.1 (ccc)	–	Fifty-Fourth Supplemental Indenture, dated as of May 21, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain After-Acquired Property (relating to the Hawk Road and Hartwell Energy Facilities). (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2010, File No. 000-53908.)
*4.2.1 (ddd)	–	Fifty-Fifth Supplemental Indenture, dated as of August 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010 (FFB V-8) Note and Series 2010 (RUS V-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2010, File No. 000-53908.)
*4.2.1 (eee)	–	Fifty-Sixth Supplemental Indenture, dated as of November 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2010 A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 8, 2010, File No. 000-53908.)
*4.2.1(fff)	–	Fifty-Seventh Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2010A CFC Note. (Filed as Exhibit 4.8.1(fff) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.2.1(ggg)	–	Fifty-Eighth Supplemental Indenture, dated as of December 1, 2010, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Agreement Modifying Future Advance Promissory Note. (Filed as Exhibit 4.8.1(ggg) to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
*4.2.1(hhh)	–	Fifty-Ninth Supplemental Indenture, dated as of March 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011A (Appling) Note, Series 2011A (Burke) Note and Series 2011A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.2.1(iii)	–	Sixtieth Supplemental Indenture, dated as of April 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2011 (FFB W-8) Note, Series 2011 (RUS W-8) Reimbursement Note, Series 2011 (FFB X-8) Note, and Series 2011 (RUS X-8) Reimbursement Note. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2011, File No. 000-53908.)
*4.2.1(jjj)	–	Sixty-First Supplemental Indenture, dated as of August 1, 2011, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation First Mortgage Bonds, Series 2011A. (filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 17, 2011, File No. 000-53908.)

*4.2.1(kkk)	–	Sixty-Second Supplemental Indenture, dated as of April 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2012A (Monroe) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2012, File No. 000-53908.)
*4.2.1(lll)	–	Sixty-Third Supplemental Indenture, dated as of November 1, 2012, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2012A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on November 28, 2012, File No. 000-53908.)
*4.2.1(mmm)	–	Sixty-Fourth Supplemental Indenture, dated as of April 1, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013A (Appling) Note, Series 2013A (Burke) Note and Series 2013A (Monroe) Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.2.1(nnn)	–	Sixty-Fifth Supplemental Indenture, dated as of April 23, 2013, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2013 (FFB Y-8) Note, Series 2013 (RUS Y-8) Reimbursement Note, Series 2013 (FFB AA-8) Note, and Series 2013 (RUS AA-8) Reimbursement Note and amendments to the Indenture. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.2.1(ooo)	–	Deed to Secure Debt, Security Agreement and Sixty-Sixth Supplemental Indenture, dated as of April 25, 2013, made by Oglethorpe and Murray County Industrial Development Authority to U.S. Bank National Association, as trustee, relating to the consolidation of Murray I and II LLC. (Filed as Exhibit 4.4 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2013, File No. 000-53908.)
*4.2.1(ppp)	–	Sixty-Seventh Supplemental Indenture, dated as of February 1, 2014, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Future Advance Promissory Note No. 1, Reimbursement Note No. 1, Future Advance Promissory Note No. 2, Reimbursement Note No. 2 and amendments to the Indenture. (Filed as Exhibit 4.8 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.2.1(qqq)	–	Sixty-Eighth Supplemental Indenture, dated as of June 1, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2014A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on June 11, 2014, File No. 000-53908.)
*4.2.1(rrr)	–	Sixty-Ninth Supplemental Indenture, dated as of September 2, 2014 made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2014 (FFB AB-8) Note and Series 2014 (RUS AB-8) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2014, File No. 000-53908.)
*4.2.1(sss)	–	Seventieth Supplemental Indenture, dated as of May 27, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Amendment of the Series 2011 (FFB W-8) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2015, File No. 000-53908.)
*4.2.1(ttt)	–	Seventy-First Supplemental Indenture, dated August 24, 2015, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the addition of property in Walton County, Georgia. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2015, File No. 000-53908.)

*4.2.1(uuu)	–	Seventy-Second Supplemental Indenture, dated as of April 1, 2016, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2016A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on April 19, 2016, File No. 000-53908).
*4.2.1(vvv)	–	Seventy-Third Supplemental Indenture, dated as of July 26, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, confirming the lien of the Indenture with respect to certain agreements and licenses. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)
*4.2.1(www)	–	Seventy-Fourth Supplemental Indenture, dated as of October 1, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2017A (Burke) Note, the Series 2017B (Burke) Note, the Series 2017A (Heard) Note and the Series 2017A (Monroe) Note. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2017, File No. 333-192954.)
*4.2.1(xxx)	–	Seventy-Fifth Supplemental Indenture, dated as of October 18, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Amendment of the Original Indenture. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2017, File No. 333-192954.)
*4.2.1(yyy)	–	Seventy-Sixth Supplemental Indenture, dated as of December 1, 2017, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2017C (Burke) Note, the Series 2017D (Burke) Note, the Series 2017E (Burke) Note and the Series 2017F (Burke) Note. (Filed as Exhibit 4.2.1(yyy) to the Registrant's Form 10-K for the fiscal year ended December 31, 2017, File No. 333-192954.)
*4.2.1(zzz)	–	Seventy-Seventh Supplemental Indenture, dated as of January 30, 2018, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2018 (FFB AC-8) Note and Series 2018 (RUS AC-8) Reimbursement Note. (Filed as Exhibit 4.2.1(zzz) to the Registrant's Form 10-K for the fiscal year ended December 31, 2017, File No. 333-192954.)
*4.2.1(aaaa)	–	Seventy-Eighth Supplemental Indenture, dated as of October 1, 2018, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2018A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on October 30, 2018, File No. 333-192954).
*4.2.1(bbbb)	–	Seventy-Ninth Supplemental Indenture, dated as of March 1, 2019, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Future Advance Promissory Note and Reimbursement Note. (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.2.2	–	Security Agreement, dated as of March 1, 1997, made by Oglethorpe to SunTrust Bank, Atlanta, as trustee. (Filed as Exhibit 4.8.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*4.3	–	Unsecured Indenture, dated as of December 22, 2010, by and between Oglethorpe and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to the Registrant's Form S-3 Registration Statement, File No. 333-171342.)
4.4.1(1)	–	Loan Agreement, dated as of December 1, 2009, between the Development Authority of Monroe County and Oglethorpe relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.

4.4.2(1)	–	Note, dated December 10, 2009, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.4.3(1)	–	Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
4.5.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.5.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.5.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.6.1(1)	–	Loan Agreement, dated as of October 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical (Indexed Put Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated October 12, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical indentures.
4.6.4(1)	–	Bondholder's Agreement, dated as of October 1, 2017, by and between Oglethorpe and RBC Municipal Products, LLC, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical bondholder's agreements.

4.7.1(1)	–	Loan Agreement, dated as of December 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical (Fixed Rate and Term Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 28, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical notes.
4.7.3(1)	–	Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical indentures.
4.8.1(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.8.2(1)	–	First Amendment to Term Loan Agreement, dated as of December 20, 2013, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.8.3(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
4.9.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.9.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.10.1	–	Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.2	–	Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.3	–	Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.4	–	Note Purchase Agreement, dated as of March 22, 2019, between Oglethorpe, Federal Financing Bank and the United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.10.5	–	Future Advance Promissory Note, dated March 22, 2019, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.10.6	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.10.6(a)	–	Amendment No. 1, dated as of June 4, 2015, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)
*4.10.6(b)	–	Amendment No. 2, dated as of March 9, 2016, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)
*4.10.6(c)	–	Amendment No. 3, dated as of July 27, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on July 28, 2017, File No. 333-192954.)
*4.10.6(d)	–	Amendment No. 4, dated as of December 8, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on December 11, 2017, File No. 333-192954.)
*4.10.6(e)	–	Amendment No. 5 and Waiver, dated as of March 7, 2019, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 13, 2019, File No. 333-192954.)
*4.10.6(f)	–	Amended and Restated Loan Guarantee Agreement, dated as of March 22, 2019, between Oglethorpe and the United States Department of Energy, acting by and through the Secretary of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.10.7	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.8	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.9	–	Reimbursement Note, dated March 22, 2019, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)

*10.1.1(d)	–	Second Supplemental Participation Agreement No. 2, dated as of December 17, 1997, among Oglethorpe as Lessee, DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, Wilmington Trust Company and NationsBank, N.A. as Owner Trustee, The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, CoBank, ACB as Loan Participant, OPC Scherer Funding Corporation, as Original Funding Corporation, OPC Scherer 1997 Funding Corporation A, as Funding Corporation, and SunTrust Bank, Atlanta, as Original Collateral Trust Trustee and Collateral Trust Trustee, with a schedule identifying three substantially identical Second Supplemental Participation Agreements and any material differences. (Filed as Exhibit 10.1.1(d) to Registrant's Form S-4 Registration Statement, File No. 333-4275.)
*10.1.2	–	General Warranty Deed and Bill of Sale No. 2 between Oglethorpe, Grantor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Grantee, together with a schedule identifying three substantially identical General Warranty Deeds and Bills of Sale. (Filed as Exhibit 10.1.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.3	–	Amended and Restated Indenture of Trust, Deed to Secure Debt and Security Agreement No. 2, dated December 1, 1997, between Wilmington Trust Company and NationsBank, N.A. collectively as Owner Trustee, under Trust Agreement No. 2, dated December 30, 1985, with DFO Partnership, as assignee of Ford Motor Credit Company, and The Bank of New York Trust Company of Florida, N.A. as Indenture Trustee, with a schedule identifying three other substantially identical Amended and Restated Indentures of Trust, Deeds to Secure Debt and Security Agreements and any material differences. (Filed as Exhibit 4.4 to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.4(a)	–	Lease Agreement No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessor, and Oglethorpe, Lessee, with a schedule identifying three other substantially identical Lease Agreements. (Filed as Exhibit 4.5(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.4(b)	–	First Supplement to Lease Agreement No. 2 (included as Exhibit B to the Supplemental Participation Agreement No. 2 listed as Exhibit 10.1.1(b)).
*10.1.4(c)	–	First Supplement to Lease Agreement No. 1, dated as of June 30, 1987, between The Citizens and Southern National Bank as Owner Trustee under Trust Agreement No. 1 with IBM Credit Financing Corporation, as Lessor, and Oglethorpe, as Lessee. (Filed as Exhibit 4.5(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.4(d)	–	Second Supplement to Lease Agreement No. 2, dated as of December 17, 1997, between NationsBank, N.A., acting through its agent, The Bank of New York, as an Owner Trustee under the Trust Agreement No. 2, dated December 30, 1985, among DFO Partnership, as assignee of Ford Motor Credit Company, as the Owner Participant, and the Original Trustee, as Lessor, and Oglethorpe, as Lessee, with a schedule identifying three other substantially identical Second Supplements to Lease Agreements and any material differences. (Filed as Exhibit 4.5(d) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)

*10.1.5(a)	–	Supporting Assets Lease No. 2, dated December 30, 1985, between Oglethorpe, Lessor, and Wilmington Trust Company and William J. Wade, as Owner Trustees, under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Lessee, together with a schedule identifying three substantially identical Supporting Assets Leases. (Filed as Exhibit 10.1.3 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.5(b)	–	First Amendment to Supporting Assets Lease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.5(c)	–	Second Amendment to Supporting Assets Lease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Leases. (Filed as Exhibit 10.1.3(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.6(a)	–	Supporting Assets Sublease No. 2, dated December 30, 1985, between Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Sublessor, and Oglethorpe, Sublessee, together with a schedule identifying three substantially identical Supporting Assets Subleases. (Filed as Exhibit 10.1.4 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.6(b)	–	First Amendment to Supporting Assets Sublease No. 2, dated as of November 19, 1987, together with a schedule identifying three substantially identical First Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.6(c)	–	Second Amendment to Supporting Assets Sublease No. 2, dated as of October 3, 1989, together with a schedule identifying three substantially identical Second Amendments to Supporting Assets Subleases. (Filed as Exhibit 10.1.4(c) to the Registrant's Form 10-Q for the quarterly period ended March 31, 1998, File No. 33-7591.)
*10.1.7(a)	–	Tax Indemnification Agreement No. 2, dated December 30, 1985, between Ford Motor Credit Company, Owner Participant, and Oglethorpe, Lessee, together with a schedule identifying three substantially identical Tax Indemnification Agreements. (Filed as Exhibit 10.1.5 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.7(b)	–	Amendment No. 1 to the Tax Indemnification Agreement No. 2, dated December 17, 1997, between DFO Partnership, as assignee of Ford Motor Credit Company, as Owner Participant, and Oglethorpe, as Lessee, with a schedule identifying three substantially identical Amendments No. 1 to the Tax Indemnification Agreements and any material differences. (Filed as Exhibit 10.1.5(b) to the Registrant's Form S-4 Registration Statement, File No. 333-42759.)
*10.1.8	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.9(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.9(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.3	–	Plant Scherer Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Florida Power & Light Company and Jacksonville Electric Authority, dated as of December 31, 1990. (Filed as Exhibit 10.6.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.3.1(a)	–	Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 27, 1976. (Filed as Exhibit 10.7.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.3.1(b)	–	Amendment Number One, dated January 18, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.1(c)	–	Amendment Number Two, dated February 24, 1977, to the Alvin W. Vogtle Nuclear Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.7.4 to the Registrant's Form 10-K for the fiscal year ended December 31, 1986, File No. 33-7591.)
*10.3.2	–	Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.4 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.2(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of April 8, 2008, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.2(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement, dated as of February 20, 2014, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.2(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.2(c)	–	Amendment regarding Additional Participating Party Rights and Amendment No. 3 to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement and Amendment No. 4 to Plant Vogtle Owners Agreement Authorizing Development, Construction, Licensing, and Operation of Additional Generating Units, dated as of November 2, 2017, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2017, File No. 333-192954.)

*10.3.2(d)	–	Global Amendments to Vogtle Additional Units Agreements, dated as of February 18, 2019, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia. (Filed as Exhibit 10.1 to the Registrant's Form 8-K, filed February 20, 2019, File No. 333-192954.)
*10.3.2(e)	–	Amended and Restated Owners Consent to Assignment and Direct Agreement and Amendment to Plant Alvin W. Vogtle Additional Units Ownership Participation Agreement by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia, dated as of March 22, 2019. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*10.3.3	–	Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.3.3(a)	–	Amendment No. 1 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.3(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.3.3(b)	–	Agreement and Amendment No. 2 to Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.3.3(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
10.3.4	–	Settlement Agreement dated as of June 9, 2017, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, The City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Toshiba Corporation. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated June 16, 2017, filed with the SEC on June 16, 2017.)
10.3.4(a)	–	Settlement Agreement Amendment No. 1 to Settlement Agreement, dated December 8, 2017, among Georgia Power, Oglethorpe, the Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, the City of Dalton, Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners, doing business as Dalton Utilities and the Toshiba Corporation (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated December 8, 2017, filed with the SEC on December 11, 2017.)
10.3.5(2)	–	Amended and Restated Services Agreement, dated as of July 20, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC and WECTEC Global Project Services Inc. (Incorporated by reference to Exhibit 10(c)(9) of Georgia Power Company's Form 10-Q for the quarterly period ended June 30, 2017, filed with the SEC on August 2, 2017.)

10.3.6(a)(2)	–	Construction Completion Agreement dated as of October 23, 2017, between Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Bechtel Power Corporation. (Incorporated by reference to Exhibit 10(c)(8) of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018.)
10.3.6(b)(2)	–	Amendment No. 1 to Construction Completion Agreement dated as of October 12, 2018, between Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia and Bechtel Power Corporation. (Incorporated by reference to Exhibit 10(c)(10) of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(b)	–	Amendment to Plant Hal Wansley Operating Agreement, dated as of January 15, 1995, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.5.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996, File No. 33-7591.)
*10.4.2(c)	–	Second Amendment to Plant Hal Wansley Operating Agreement, dated as of October 31, 2016, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.4.2(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 2016, File No. 000-53908.)
*10.4.2(d)	–	Third Amendment to Plant Hal Wansley Operating Agreement, dated as of April 15, 2018, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2018, File No. 333-192954.)
*10.4.3	–	Plant Hal Wansley Combustion Turbine Agreement between Georgia Power Company and Oglethorpe, dated as of August 2, 1982 and Amendment No. 1, dated October 20, 1982. (Filed as Exhibit 10.18 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.6.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)

*10.6.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.7.1	–	Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.2	–	First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)
*10.7.3	–	Amended and Restated Supplemental Agreement, dated as of January 1, 2003, by and among Oglethorpe, Altamaha Electric Membership Corporation and the United States of America, together with a schedule identifying 36 other substantially identical Amended and Restated Supplemental Agreements. (Filed as Exhibit 10.31.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)
*10.7.4	–	Supplemental Agreement to the Amended and Restated Wholesale Power Contract, dated as of January 1, 1997, by and among Georgia Power Company, Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.8.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.7.5	–	Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.7.6	–	Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)
*10.8	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.9	–	Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)
*10.9(a)	–	Amendment No. 1 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton. (Filed as Exhibit 10.9(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)

*10.9(b)	–	Agreement and Amendment No. 2 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of February 20, 2014, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPV J, LLC, MEAG Power SPV P, LLC, MEAG Power SPV M, LLC and City of Dalton. (Filed as Exhibit 10.9(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)
*10.10	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.11.1(a)	–	Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.1(b)	–	Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)
*10.11.2	–	Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.11.3	–	Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)
*10.12	–	Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)
*10.13	–	Credit Agreement, dated as of March 23, 2015, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, File No. 000-53908.)
*10.14(a)(3)	–	Employment Agreement, dated as of October 11, 2013, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 16, 2013, File No. 000-53908.)
*10.14(b)(3)	–	Amendment to Employment Agreement, dated March 21, 2016, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.14(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, File No. 000-53908.)
10.15(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Michael W. Price.
10.16(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Elizabeth B. Higgins.
10.17(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and William F. Ussery.
12.1	–	Oglethorpe Computation of Margins for Interest Ratio and Equity Ratio.

14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2018, File No. 333-192954.)
101	–	XBRL Interactive Data File.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2019.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)
By:	/s/ MICHAEL L. SMITH MICHAEL L. SMITH President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2019
/s/ ELIZABETH B. HIGGINS ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2019
/s/ G. KENNETH WARREN, JR. G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 29, 2019
/s/ JIMMY G. BAILEY JIMMY G. BAILEY	Director	March 29, 2019
/s/ RANDY CRENSHAW RANDY CRENSHAW	Director	March 29, 2019
/s/ WM. RONALD DUFFEY WM. RONALD DUFFEY	Director	March 29, 2019
/s/ ERNEST A. JAKINS III ERNEST A. JAKINS III	Director	March 29, 2019
/s/ FRED MCWHORTER FRED MCWHORTER	Director	March 29, 2019

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD MARSHALL S. MILLWOOD	Director	March 29, 2019
/s/ JEFFREY W. MURPHY JEFFREY W. MURPHY	Director	March 29, 2019
/s/ DANNY L. NICHOLS DANNY L. NICHOLS	Director	March 29, 2019
/s/ SAMMY G. SIMONTON SAMMY G. SIMONTON	Director	March 29, 2019
/s/ BOBBY C. SMITH, JR. BOBBY C. SMITH, JR.	Director	March 29, 2019
/s/ GEORGE L. WEAVER GEORGE L. WEAVER	Director	March 29, 2019
/s/ JAMES I. WHITE JAMES I. WHITE	Director	March 29, 2019