Form 10-Q
period 2019-03-31
OGLETHORPE POWER CORP
filed 2019-05-13
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
None	N/A	N/A

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant is a membership corporation and has no authorized or outstanding equity securities.

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

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

Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2018 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.

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

  •
  our continued ability to receive advances under the U.S. Department of Energy loan guarantee agreement for construction of two additional nuclear units at Plant Vogtle;

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

  •
  our members' ability to offer their residential, commercial and industrial customers competitive rates;

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

  •
  hazards customary to the electric industry and the possibility that we may not have adequate insurance to cover losses resulting from these hazards; and

  •
  other factors discussed elsewhere in this quarterly report and in other reports we file with the SEC.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2019 and December 31, 2018

	(dollars in thousands)
	2019	2018
Assets
Electric plant:
In service	$9,028,219	$8,981,238
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,720,700)	(4,544,405)

	4,610,251	4,739,565
Nuclear fuel, at amortized cost	368,325	358,358
Construction work in progress	4,119,600	3,866,042

Total electric plant	9,098,176	8,963,965

Investments and funds:
Nuclear decommissioning trust fund	462,043	420,818
Investment in associated companies	75,621	77,037
Long-term investments	178,186	164,125
Restricted investments	511,211	503,158
Other	24,260	24,259

Total investments and funds	1,251,321	1,189,397

Current assets:
Cash and cash equivalents	341,398	752,618
Restricted short-term investments	150,000	150,000
Receivables	163,605	153,647
Inventories, at average cost	268,291	259,087
Prepayments and other current assets	13,070	8,098

Total current assets	936,364	1,323,450

Deferred charges:
Regulatory assets	780,077	655,063
Prepayments to Georgia Power	36,517	29,459
Other	18,566	21,934

Total deferred charges	835,160	706,456

Total assets	$12,121,021	$12,183,268

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2019 and December 31, 2018

	(dollars in thousands)
	2019	2018
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$985,882	$962,286
Long-term debt	8,879,245	8,727,148
Obligation under finance leases	81,730	81,730
Other	24,546	21,428

Total capitalization	9,971,403	9,792,592

Current liabilities:
Long-term debt and finance leases due within one year	221,317	522,289
Short-term borrowings	98,151	—
Accounts payable	143,580	206,577
Accrued interest	89,405	60,971
Member power bill prepayments, current	169,638	224,957
Other current liabilities	37,686	49,465

Total current liabilities	759,777	1,064,259

Deferred credits and other liabilities:
Asset retirement obligations	1,028,851	1,017,563
Member power bill prepayments, non-current	68,525	54,750
Regulatory liabilities	260,052	218,998
Other	32,413	35,106

Total deferred credits and other liabilities	1,389,841	1,326,417

Total equity and liabilities	$12,121,021	$12,183,268

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2019 and 2018

	(dollars in thousands)
	Three Months
	2019	2018
Operating revenues:
Sales to Members	$356,470	$373,401
Sales to non-Members	130	245

Total operating revenues	356,600	373,646

Operating expenses:
Fuel	98,992	120,447
Production	103,320	101,272
Depreciation and amortization	62,303	56,788
Purchased power	16,065	15,888
Accretion	9,888	9,320

Total operating expenses	290,568	303,715

Operating margin	66,032	69,931

Other income:
Investment income	16,735	13,964
Other	1,829	1,974

Total other income	18,564	15,938

Interest charges:
Interest expense	101,448	90,571
Allowance for debt funds used during construction	(43,426)	(35,100)
Amortization of debt discount and expense	2,978	2,998

Net interest charges	61,000	58,469

Net margin	$23,596	$27,400

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2019 and 2018

(dollars in thousands)
Patronage Capital and Membership Fees
Balance at December 31, 2017	$911,087

Components of comprehensive margin:
Net margin	27,400

Balance at March 31, 2018	$938,487

Balance at December 31, 2018	$962,286

Components of comprehensive margin:
Net margin	23,596

Balance at March 31, 2019	$985,882

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2019 and 2018

	(dollars in thousands)
	2019	2018
Cash flows from operating activities:
Net margin	$23,596	$27,400

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	93,497	91,608
Accretion cost	9,888	9,320
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(254)	(209)
Deferred outage costs	(20,803)	(11,331)
(Gain) loss on sale of investments	(791)	1,290
Regulatory deferral of costs associated with nuclear decommissioning	(6,728)	(6,835)
Other	2,155	(1,394)
Change in operating assets and liabilities:
Receivables	(9,938)	30,958
Inventories	(9,204)	(5,406)
Prepayments and other current assets	(4,794)	1,646
Accounts payable	(57,900)	(55,431)
Accrued interest	28,434	(1,058)
Accrued taxes	12,156	(10,338)
Other current liabilities	(26,280)	(4,126)
Member power bill prepayments	(41,544)	8,661
Other	11,806	—

Total adjustments	(20,747)	46,908

Net cash provided by operating activities	2,849	74,308

Cash flows from investing activities:
Property additions	(321,093)	(285,374)
Activity in nuclear decommissioning trust fund—Purchases	(80,733)	(122,330)
—Proceeds	78,628	120,409
(Increase) decrease in restricted investments	(8,053)	29,829
Activity in other long-term investments—Purchases	(44,990)	(43,844)
—Proceeds	39,553	38,063
Other	(5,618)	8,167

Net cash used in investing activities	(342,306)	(255,080)

Cash flows from financing activities:
Long-term debt proceeds	632,940	2,636
Long-term debt payments	(350,254)	(39,350)
(Decrease) increase in short-term borrowings, net	(338,476)	68,171
Other	(15,973)	730

Net cash (used in) provided by financing activities	(71,763)	32,187

Net decrease in cash and cash equivalents	(411,220)	(148,585)
Cash and cash equivalents at beginning of period	752,618	397,695

Cash and cash equivalents at end of period	$341,398	$249,110

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$29,222	$55,772
Supplemental disclosure of non-cash investing and financing activities:
Accrued property additions at end of period	$115,332	$133,318
Interest paid-in-kind	$15,710	$14,393

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2019 and 2018. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of results to be expected for the full year. As noted in our 2018 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2018 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018.

	Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$154,952	$154,952	$—	$—
International equity trust	86,813	—	86,813	—
Corporate bonds and debt	57,108	—	56,297	811
US Treasury securities	51,850	51,850	—	—
Mortgage backed securities	51,222	—	51,222	—
Domestic mutual funds	50,292	50,292	—	—
Municipal bonds	425	—	425	—
Federal agency securities	3,942	—	3,942	—
Non-US Gov't bonds & private placements	1,425	—	1,425	—
Other	4,014	4,014	—	—
Long-term investments:
International equity trust	20,885	—	20,885	—
Corporate bonds and debt	11,658	—	11,152	506
US Treasury securities	14,277	14,277	—	—
Mortgage backed securities	11,791	—	11,791	—
Domestic mutual funds	94,326	94,326	—	—
Federal agency securities	934	—	934	—
Treasury STRIPS	23,677	—	23,677	—
Other	638	638	—	—
Natural gas swaps	8,867	—	8,867	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$136,196	$136,196	$—	$—
International equity trust	76,852	—	76,852	—
Corporate bonds and debt	51,356	—	48,853	2,503
US Treasury securities	47,712	47,712	—	—
Mortgage backed securities	56,004	—	56,004	—
Domestic mutual funds	43,359	43,359	—	—
Municipal bonds	278	—	278	—
Federal agency securities	6,066	—	6,066	—
Non-US Gov't bonds & private placements	964	—	964	—
Other	2,031	2,031	—	—
Long-term investments:				—
International equity trust	17,382	—	17,382
Corporate bonds and debt	12,571	—	11,366	1,205
US Treasury securities	12,062	12,062	—	—
Mortgage backed securities	11,517	—	11,517	—
Domestic mutual funds	94,494	94,494	—	—
Federal agency securities	941	—	941	—
Treasury STRIPS	14,113	—	14,113	—
Other	1,045	1,045	—	—
Natural gas swaps	13,154	—	13,154	—

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

  The Level 3 investments above in corporate bonds and debt consist of investments in bank loans which are not exchanged traded. Although these securities may be liquid and priced daily, their inputs are not observable.

  The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Corporate bonds and debt

(dollars in thousands)
Balance at December 31, 2018	$3,708
Total gains or losses (realized/unrealized):
Changes in net assets	(2,391)

Balance at March 31, 2019	$1,317

  The estimated fair values of our long-term debt, including current maturities at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	2019		2018

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,209,076	$10,003,168	$9,347,307	$9,837,254

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2019 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

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

(C)
Derivative Instruments.    We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2019, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At March 31, 2019 and December 31, 2018, the estimated fair value of our natural gas contracts was a net liability of approximately $8,867,000 and $13,154,000, respectively.

  As of March 31, 2019 and December 31, 2018, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $8,867,000 with our counterparties.

  The following table reflects the notional volume of our natural gas derivatives as of March 31, 2019 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2019	21.2
2020	22.1
2021	21.4
2022	12.7
2023	9.7
2024	1.4

Total	88.5

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2019 and December 31, 2018.

	Balance Sheet Location	Fair Value

		2019	2018
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$406	$226
Liabilities:
Natural gas swaps	Other current liabilities	$1,250	$2,066
Natural gas swaps	Other deferred credits	$8,023	$11,314

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2019 and 2018.

	Statement of Revenues and Expenses Location	Three months ended March 31,
		2019	2018

		(dollars in thousands)
Natural Gas Swaps	Fuel	$213	$1,392
Natural Gas Swaps	Fuel	(673)	(748)

Total		$(460)	$644

  The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at March 31, 2019 and December 31, 2018.

	Balance Sheet Location	2019	2018

		(dollars in thousands)
Natural gas swaps	Regulatory asset	$8,867	$13,154

Total		$8,867	$13,154

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At March 31, 2019, investments with a fair value of $52,196,000 were in an unrealized loss position for greater than one year and represented approximately 79% of our gross unrealized losses, while investments with a fair value of $77,860,000 were in an unrealized loss position for less than one year. At December 31, 2018, investments with a fair value of $49,975,000 were in an unrealized loss position for greater than one year and represented approximately 59% of our gross unrealized losses, while investments with a fair value of $148,638,000 were in an unrealized loss position for less than one year.

  The following tables summarize debt and equity securities as of March 31, 2019 and December 31, 2018.

	Gross Unrealized

	(dollars in thousands)
March 31, 2019	Cost	Gains	Losses	Fair Value

Equity	$253,840	$103,643	$(6,518)	$350,965
Debt	282,170	4,155	(1,715)	284,610
Other	4,654	—	—	4,654

Total	$540,664	$107,798	$(8,233)	$640,229

	Gross Unrealized

	(dollars in thousands)
December 31, 2018	Cost	Gains	Losses	Fair Value

Equity	$251,226	$64,954	$(9,105)	$307,075
Debt	278,030	1,718	(4,955)	274,793
Other	3,075	—	—	3,075

Total	$532,331	$66,672	$(14,060)	$584,943

(E)
Recently Issued or Adopted Accounting Pronouncements.    In February 2016, the FASB issued "Leases (Topic 842)." The new leases standard requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee will recognize interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. Quantitative and qualitative disclosures will also be required surrounding significant judgments made by management. The new lease standard does not substantially change lessor accounting. We adopted the new standard effective January 1, 2019. For additional information, see Note G.

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

  Each of our members is obligated under its wholesale power contract to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts between us and each of our members. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members.

  The standard selling price at which we provide capacity services to our members is determined by our formulary rate on an annual basis. As a result, the consideration we receive for providing capacity services is determined annually. Over the course of a year, our member capacity revenues are relatively stable. Capacity revenues may fluctuate year to year largely due to the recovery of fixed operation and maintenance costs. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as fixed operation and maintenance expenses, administrative and general expenses, depreciation and interest. Year to year, capacity revenue fluctuations are generally due to the recovery of fixed operation and maintenance costs. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan. For information regarding regulatory accounting, see Note J.

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

  We have a power bill prepayment program pursuant to which our members may prepay future capacity costs and receive a discount. As this program provides us with significant financing, we adjust our capacity revenues by the amount of the discount, which is based on our avoided cost of borrowing. For additional information regarding our member prepayment program, see Note K.

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

  We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2019, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine if a refund to our members of excess consideration is likely. If required, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. Based on our assessment, we did not recognize a refund liability at March 31, 2019 or March 31, 2018 as there was not an expected refund at the end of the respective years. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

  Sales to members for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2019	2018

Capacity revenues	$245,986	$240,481
Energy revenues	110,484	132,920

Total	$356,470	$373,401

  Sales to non-members during the three months ended March 31, 2019 and 2018 were insignificant.

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

  We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the three months ended March 31, 2019 were $5,563,000. Participating members were billed $12,229,000 under this program in 2018. The cumulative amount billed since inception of the program totaled $71,879,000.

  In 2018, we began an additional rate management program that allows us to recover future expense on a current basis. Our members made a one-time election to participate in this program which, in general, allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the three months ended March 31, 2019 were $11,690,000. Participating members were billed $15,435,000 under this program in 2018. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income. Amounts deferred under the program will be amortized to income when applied to members' bills.

(G)
Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have a small number of various leases of nominal value.

  On January 1, 2019, we adopted the new leases standard using the optional transition method to apply the new lease guidance as of January 1, 2019, rather than as of the earliest period presented. In addition, we elected the package of practical expedients permitted under the transition guidance within the new leases standard, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Adoption of the new leases standard resulted in recognition of right-of-use assets and offsetting lease liabilities totaling approximately $6,983,000. The adoption of this standard did not materially impact our consolidated financial statements.

  We classify our Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2019 and March 31, 2018 was insignificant.

  Three of our finance leases have lease terms through December 31, 2027, and one lease extends through June 30, 2031. At the end of the lease, we can elect to:

  •
  Renew the leases for a period of not less than one year and not more than five years at fair market value,

  •
  Purchase the undivided interest at fair market value, or

  •
  Redeliver the undivided interest to the lessors

  For rate-making purposes, we include the actual lease payments for our finance leases in our cost of service. The difference between lease payments and the aggregate of the amortization on the right-of-use asset and the interest on the finance lease obligation is recognized as a regulatory asset. Finance lease amortization is recorded in depreciation and amortization expense.

  At the end of our railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors.

  The exercise of lease renewal options is at our sole discretion.

  As most of our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available on January 1, 2019, the date of adoption of the new leases standard, in determining the present value of lease payments.

  For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

	Classification	March 31, 2019	December 31, 2018

		(dollars in thousands)
Right-of-Use Assets
Finance	Right-of-use assets—finance leases(1)	$49,181	$50,499
Operating	Electric plant in service	5,714	—

Total leased assets		$54,895	$50,499
Liabilities
Current:
Finance	Long term debt and finance leases due within one year	$5,462	$5,462
Operating	Other current liabilities	3,533	—
Noncurrent:
Finance	Obligation under finance leases	81,730	81,730
Operating	Capitalization—Other	2,751	—

Total lease liabilities		$93,476	$87,192

(1)
Finance lease right-of-use assets are recorded net of accumulated depreciation of $253,551,000 and $252,233,000 as of March 31, 2019 and December 31, 2018, respectively.

		Three months ended

Lease Cost	Classification	March 31, 2019	March 31, 2018

		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,189	$1,050
Interest on lease liabilities	Interest expense	2,372	2,511
Operating lease cost	Inventory(1) & production expense	883	1,230

Total leased cost		$4,444	$4,791

(1)
The majority of our operating lease costs relates to our railcar leases and such costs are added to the cost of our fossil inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2019	December 31, 2018

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	9.57	9.82
Operating leases	4.89	N/A
Weighted-average discount rate
Finance leases	11.05%	11.05%
Operating leases	5.06%	N/A

	Three months ended

	March 31, 2019	March 31, 2018

	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$772	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,983	$—

Maturity analysis of our finance and operating lease liabilities as of March 31, 2019 is as follows:

	(in thousands)

Year Ending December 31,	Finance Leases	Operating Leases	Total

2019	$14,949	$2,958	$17,907
2020	14,949	1,413	16,362
2021	14,949	798	15,747
2022	14,949	608	15,557
2023	14,949	386	15,335
Thereafter	70,483	1,156	71,639

Total lease payments	145,228	7,319	152,547
Less: imputed interest	(58,036)	(1,035)	(59,071)

Present value of lease liabilities	$87,192	$6,284	$93,476

  As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

  Lease income recognized during the three months ended March 31, 2019 and March 31, 2018 was as follows:

	Three months ended March 31,
	2019	2018

	(dollars in thousands)
Lease income	$1,518	$1,473

(H)
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

(I)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit currently earn interest at a rate of 5% per annum. Beginning October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At March 31, 2019 and December 31, 2018, we had restricted investments totaling $661,211,000 and $653,158,000, respectively, of which $511,211,000 and $503,158,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.

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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of March 31, 2019 and December 31, 2018.

	2019	2018
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$44,737	$46,315
Amortization of financing leases(b)	35,047	34,918
Outage costs(c)	48,430	36,352
Asset retirement obligations—Ashpond and other(k)	265,062	137,835
Asset retirement obligations—Nuclear(k)	0	7,031
Depreciation expense(d)	40,888	41,244
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	52,020	51,549
Interest rate options cost(f)	118,193	116,960
Deferral of effects on net margin—Smith Energy Facility(g)	159,023	160,509
Other regulatory assets(m)	16,677	22,350

Total Regulatory Assets	$780,077	$655,063
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$14,344	$13,873
Deferral of effects on net margin—Hawk Road Energy Facility(g)	18,947	19,101
Major maintenance reserve(i)	40,377	45,547
Amortization of financing leases(b)	16,431	17,156
Deferred debt service adder(j)	107,527	105,192
Asset retirement obligations—Nuclear(k)	32,448	0
Revenue deferral plan(l)	27,596	15,670
Other regulatory liabilities(m)	2,382	2,459

Total Regulatory Liabilities	$260,052	$218,998

Net Regulatory Assets	$520,025	$436,065

(a)
Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 25 years.

(b)
Represents the difference between expense recognized for rate-making purposes versus financial statement purposes related to finance lease payments and the aggregate of the amortization of the asset and interest on the obligation.

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
(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through January 2024, with the majority of the balance scheduled to be credited by the end of 2019.
(L)
Debt.

a)
Department of Energy Loan Guarantee:

  Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we and the U.S. Department of Energy, acting by and through the Secretary of Energy, entered into a Loan Guarantee Agreement on February 20, 2014 pursuant to which the Department of Energy agreed to guarantee our obligations under a Note Purchase Agreement, dated as of February 20, 2014 (the Original Note Purchase Agreement), among us, the Federal Financing Bank and the Department of Energy and two future advance promissory notes, each dated February 20, 2014, made by us to the Federal Financing Bank in the aggregate amount of $3,057,069,461 (the Original FFB Notes and together with the Original Note Purchase Agreement, the Original FFB Documents). Following the bankruptcy of Westinghouse in 2017 (as described in Note M), we and the Department of Energy amended the loan guarantee agreement to restrict further advances pending the satisfaction of certain conditions, including an amendment to the loan guarantee agreement.

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

  At March 31, 2019, aggregate Department of Energy-guaranteed borrowings, including capitalized interest totaled $2,395,433,000. We have no amounts outstanding under the Additional FFB Note.

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

  Future advances under the Facility are subject to satisfaction of customary conditions, as well as (i) certification of compliance with the requirements of the Title XVII loan guarantee program, (ii) accuracy of project-related representations and warranties, (iii) delivery of updated project-related information, (iv) no Project Adverse Event (as described in Note M) having occurred or, if a Project Adverse Event has occurred, that Co-owners (as described in Note M) representing at least 90% of the ownership interests have voted to continue construction, have not deferred construction and we have provided the Department of Energy with certain additional information, (v) certification regarding Georgia Power's compliance with certain obligations relating to the Cargo Preference Act, as amended, (vi) evidence of compliance with the applicable wage requirements of the Davis-Bacon Act, as amended, (vii) certification from the Department of

  Energy's consulting engineer that proceeds of the advance are used to reimburse Eligible Project Costs and (viii) if either the Services Agreement or the Bechtel Agreement (each, as described in Note M) are terminated, or rejected in bankruptcy proceedings, the Department of Energy has approved the replacement agreement.

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

  If certain events occur, referred to as an "Alternate Amortization Event," at the Department of Energy's option the Federal Financing Bank's commitment to make further advances under the Facility will terminate and we will be required to repay the outstanding principal amount of all borrowings under the Facility over a period of five years, with level principal amortization. These events include (i) abandonment of the Vogtle Units No. 3 and No. 4 project, including a decision by Georgia Power to cancel the project, (ii) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (iii) termination of the Services Agreement or rejection of the Services Agreement in bankruptcy, if Georgia Power does not maintain access to certain related intellectual property rights, (iv) termination of the Services Agreement by Westinghouse or termination of the Bechtel Agreement by Bechtel Power Corporation, (v) delivery of certain notices by the Co-owners to the Department of Energy of their intent to cancel construction of Vogtle Units No. 3 and No. 4 coupled with termination by the Co-owners of the Services Agreement or the Bechtel Agreement, (vi) failure of the Co-owners to enter into a replacement contract with respect to the Services Agreement or the Bechtel Agreement following the Co-owners' termination of such agreement with the intent to replace it, (vii) the Department of Energy's takeover of construction of Vogtle Units No. 3 and No. 4 under certain conditions, (viii) the occurrence of any Project Adverse Event that results in a cancellation of the Vogtle Units No. 3 and No. 4 project or the cessation or deferral of construction beyond the periods permitted under the Loan Guarantee Amendment, (ix) loss of or failure to receive necessary regulatory approvals under certain circumstances, (x) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (xi) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (xii) change of control of Oglethorpe and (xiii) certain events of loss or condemnation. If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility.

  b)
  Rural Utilities Service Guaranteed Loans:

  For the three-month period ended March 31, 2019, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $47,940,000 for long-term financing of general and environmental improvements at existing plants.

  In April 2019, we received an additional $25,046,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

(M)
Vogtle Units No. 3 and No. 4 Construction Project.    We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of March 31, 2019, our total investment in the additional Vogtle units was approximately $4,113,511,000.

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

  In April 2019, Georgia Power and Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Vogtle Units No. 3 and No. 4. Accordingly, we did not change our $7.5 billion project budget, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. There was also no change to the in-service dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4 previously approved by the Georgia Public Service Commission following the validation process. The schedule being utilized to manage construction at the Vogtle site was adjusted following the validation process and will continue to target in-service dates in advance of November 2021 and November 2022 in order to maintain margin to the approved in-service dates.

  As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures or components, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost. Monthly construction production targets established as part of a strategy to maintain margin to the approved in-service dates will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.

  The Co-owners' joint ownership agreements, as amended, provide that the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Joint Ownership Agreement provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule (each, a Project Adverse Event).

  The ultimate outcome of these matters cannot be determined at this time. See Note 8 in Item 8 Notes to Audited Consolidated Financial Statements in our 2018 Form 10-K for additional information about Vogtle Units No. 3 and No. 4.

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

Results of Operations

For the Three Months Ended March 31, 2019 and 2018

Net Margin

Our net margins for the three-month period ended March 31, 2019 were $23.6 million compared to $27.4 million for the same period of 2018. Through March 31, 2019, we collected approximately 43% of our targeted net margin of $54.7 million for the year ending December 31, 2019. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2019 targeted margins for interest ratio of 1.14. As a result, and pursuant to Revenue from Contracts with Customers (Topic 606), we assess our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2019 or March 31, 2018. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2018 Form 10-K.

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

The components of member revenues for the three-month periods ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		2019 vs. 2018 % Change

	(dollars in thousands)
	2019	2018

Capacity revenues	$245,986	$240,481	2.3%
Energy revenues	110,484	132,920	(16.9%)

Total	$356,470	$373,401	(4.5%)

MWh Sales to members	4,698,135	5,100,326	(7.9%)
Cents/kWh	7.59	7.32	3.6%
Member energy requirements supplied	52%	54%	(3.7%)

Energy revenues from members decreased for the three-month period ended March 31, 2019 compared to the same period in 2018 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary components of energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended March 31,		2019 vs.	Three Months Ended March 31,		2019 vs.	Three Months Ended March 31,		2019 vs.

Fuel Source	2019	2018	2018 % Change	2019	2018	2018 % Change	2019	2018	2018 % Change

Coal	$21,057	$18,201	15.7%	664,070	590,052	12.5%	3.17	3.08	2.8%
Nuclear	17,146	20,823	(17.7%)	2,148,033	2,484,443	(13.5%)	0.80	0.84	(4.8%)
Gas:
Combined Cycle	59,031	72,317	(18.4%)	2,000,294	2,121,146	(5.7%)	2.95	3.41	(13.4%)
Combustion Turbine	1,758	9,106	(80.7%)	36,472	55,786	(34.6%)	4.82	16.32	(70.5%)

	$98,992	$120,447	(17.8%)	4,848,869	5,251,427	(7.7%)	2.04	2.29	(11.0%)

Total fuel costs decreased for the three-month period ended March 31, 2019 compared to the same period in 2018 as a result of lower natural gas prices, lower generation and less usage of oil as a fuel source at combustion turbine facilities. During the first quarter of 2018, colder than normal weather resulted in higher natural gas prices and generation from relatively less economical units. Total generation for the first quarter of 2019 decreased compared to the same period in 2018 due to milder weather and scheduled plant outages.

Financial Condition

Balance Sheet Analysis as of March 31, 2019

Assets

Cash and cash equivalents decreased $411.2 million, primarily due to $350 million of first mortgage bonds which matured and were paid during the period.

Cash used for property additions for the three-month period ended March 31, 2019 totaled $321.1 million. Of this amount, $251.5 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $27.1 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $41.2 million increase in the decommissioning fund was primarily due to an increase in unrealized investment gains.

Regulatory assets increased $125.0 million primarily as a result of the deferral of costs associated with asset retirement obligations for coal combustion residuals.

Equity and Liabilities

Long-term debt increased $152.1 million as a result of $585 million advanced under the Department of Energy-guaranteed loan on March 15, 2019, which was utilized to repay a like amount of outstanding commercial paper. At December 31, 2018, the outstanding commercial paper balance of $436.6 million was classified as long-term debt.

Long-term debt and finance and operating leases due within one year decreased $297.4 million primarily due to $350 million of first mortgage bonds which matured in March 2019 and were paid when due.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $98.2 million during the three-month period ended March 31, 2019. At December 31, 2018, all short-term borrowings were classified as long-term debt.

Accounts payable decreased $63.0 million during the three-month period ended March 31, 2019. The decrease was largely due to the application of $30.9 million in credits to our members' bills in the first quarter of 2019, for a board-approved reduction in 2018 revenue requirements as a result of margins in excess of our 2018 target. In addition, property tax payments resulted in a $26.0 million decrease in the related payables.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4

We, Georgia Power Company, the Municipal Electric Authority of Georgia (MEAG), and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of March 31, 2019, our total investment in the additional Vogtle units was approximately $4.1 billion.

In April 2019, Georgia Power and Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Vogtle Units No. 3 and No. 4. Accordingly, we did not change our $7.5 billion project budget, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. There was also no change to the in-service dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4 previously approved by the Georgia Public Service Commission following the validation process. The schedule being utilized to manage construction at the Vogtle site was adjusted following the validation process and will continue to target in-service dates in advance of November 2021 and November 2022 in order to maintain margin to the approved in-service dates.

As construction continues, risks remain that construction-related challenges, including management of contractors, subcontractors and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures or components, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost. Monthly construction production targets established as part of a strategy to maintain margin to the approved in-service dates will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers must be retained and deployed.

The ultimate outcome of these matters cannot be determined at this time.

For additional information regarding Vogtle Units No. 3 and No. 4, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in our 2018 Form 10-K. For information regarding our financing of the additional Vogtle units, see "Financing

Activities—Department of Energy-Guaranteed Loans" and Note L to Notes to Unaudited Consolidated Financial Statements. See "Item 1A—RISK FACTORS" in our 2018 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2018 Form 10-K.

Liquidity

At March 31, 2019, we had $1.6 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $341 million in cash and cash equivalents and $1.3 billion of unused and available committed credit arrangements.

At March 31, 2019, we had $1.6 billion of committed credit arrangements in place and $1.3 billion available under these facilities, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available March 31, 2019		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$976	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	150	34	(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	140	140	(2)	December 2023

(1)
Of the portion of this facility that was unavailable at March 31, 2019, $98 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

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

(3)
Of the portion of this facility that was unavailable at March 31, 2019, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, to support up to $1.0 billion of commercial paper and to issue letters of credit to third parties. We generally issue commercial paper to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Beginning in March 2019, we are again utilizing our loan guaranteed by the Department of Energy as our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding the Department of Energy-guaranteed loan.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at March 31, 2019. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2019, the required minimum level was $750 million and our actual patronage capital was $986 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At March 31, 2019, we had $9.2 billion of secured indebtedness and $98.2 million of unsecured indebtedness outstanding.

At March 31, 2019, we had $661.2 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See Note I of Notes to Unaudited Consolidated Financial Statements for additional information regarding this account.

Financing Activities

First Mortgage Indenture.    At March 31, 2019, we had $9.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2018 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At March 31, 2019, we had one approved Rural Utilities Service-guaranteed loan being funded through the Federal Financing Bank totaling $448 million that has $88 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2019, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans.    In 2014, we entered into a loan guarantee agreement with the Department of Energy to fund up to $3.1 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. The loan is being funded by the Federal Financing Bank and is backed by a federal loan guarantee provided by the Department of Energy.

On March 15, 2019, we received an advance of $585 million. In conjunction with this advance, we repaid a like amount of outstanding commercial paper. On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement which increased the aggregate amount of the loan to $4.7 billion and permits us to draw the approximately $670 million remaining under the original $3.1 billion loan. At March 31, 2019, aggregate Department of Energy-guaranteed borrowings under the original loan totaled $2.4 billion, including capitalized interest. We have no amounts outstanding under the additional loan. We expect to fully draw the principal amount under the original loan by the end of 2019 and to begin drawing down the additional loan funds in 2020.

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

For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2018 Form 10-K.

Newly Adopted or Issued Accounting Standards

For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2018 Form 10-K.

Item 4.    Controls and Procedures

As of March 31, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2018 Form 10-K.

Item 1A.    Risk Factors

There have been no material changes from the risk factors disclosed in "Item 1A—RISK FACTORS" in our 2018 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2016-2018).
101	XBRL Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: May 13, 2019	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: May 13, 2019		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)