Form 10-Q
period 2019-06-30
OGLETHORPE POWER CORP
filed 2019-08-14
CIK 788816

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
FOR THE QUARTER ENDED JUNE 30, 2019

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2019 and December 31, 2018

	(dollars in thousands)
	2019	2018
Assets
Electric plant:
In service	$9,177,193	$8,981,238
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,755,050)	(4,544,405)

	4,724,875	4,739,565
Nuclear fuel, at amortized cost	356,113	358,358
Construction work in progress	4,224,456	3,866,042

Total electric plant	9,305,444	8,963,965

Investments and funds:
Nuclear decommissioning trust fund	478,976	420,818
Investment in associated companies	75,913	77,037
Long-term investments	189,354	164,125
Restricted investments	518,991	503,158
Other	24,622	24,259

Total investments and funds	1,287,856	1,189,397

Current assets:
Cash and cash equivalents	410,556	752,618
Restricted short-term investments	112,500	150,000
Receivables	188,835	153,647
Inventories, at average cost	274,333	259,087
Prepayments and other current assets	12,436	8,098

Total current assets	998,660	1,323,450

Deferred charges:
Regulatory assets	780,740	655,063
Prepayments to Georgia Power	33,441	29,459
Other	18,533	21,934

Total deferred charges	832,714	706,456

Total assets	$12,424,674	$12,183,268

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2019 and December 31, 2018

	(dollars in thousands)
	2019	2018
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$995,265	$962,286
Long-term debt	8,875,366	8,727,148
Obligation under finance leases	78,771	81,730
Other	24,771	21,428

Total capitalization	9,974,173	9,792,592

Current liabilities:
Long-term debt and finance leases due within one year	232,856	522,289
Short-term borrowings	354,464	—
Accounts payable	149,057	206,577
Accrued interest	85,572	60,971
Member power bill prepayments, current	124,710	224,957
Other current liabilities	59,488	49,465

Total current liabilities	1,006,147	1,064,259

Deferred credits and other liabilities:
Asset retirement obligations	1,045,285	1,017,563
Member power bill prepayments, non-current	76,700	54,750
Regulatory liabilities	285,801	218,998
Other	36,568	35,106

Total deferred credits and other liabilities	1,444,354	1,326,417

Total equity and liabilities	$12,424,674	$12,183,268

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2019 and 2018

	(dollars in thousands)
	Three Months		Six Months
	2019	2018	2019	2018
Operating revenues:
Sales to Members	$358,736	$365,811	$715,206	$739,212
Sales to non-Members	124	110	254	355

Total operating revenues	358,860	365,921	715,460	739,567

Operating expenses:
Fuel	111,450	122,144	210,442	242,591
Production	105,584	101,891	208,904	203,163
Depreciation and amortization	60,334	56,841	122,638	113,629
Purchased power	16,635	14,761	32,699	30,649
Accretion	13,145	9,435	23,033	18,756

Total operating expenses	307,148	305,072	597,716	608,788

Operating margin	51,712	60,849	117,744	130,779

Other income:
Investment income	14,250	14,719	30,985	28,683
Other	(886)	1,643	942	3,617

Total other income	13,364	16,362	31,927	32,300

Interest charges:
Interest expense	99,729	93,856	201,177	184,427
Allowance for debt funds used during construction	(46,910)	(36,981)	(90,337)	(72,081)
Amortization of debt discount and expense	2,874	3,051	5,852	6,049

Net interest charges	55,693	59,926	116,692	118,395

Net margin	$9,383	$17,285	$32,979	$44,684

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2019 and 2018

(dollars in thousands)
Balance at December 31, 2017	$911,087
Net margin	27,399

Balance at March 31, 2018	$938,486
Net margin	17,285

Balance at June 30, 2018	$955,771

Balance at December 31, 2018	$962,286
Net margin	23,596

Balance at March 31, 2019	$985,882
Net margin	9,383

Balance at June 30, 2019	$995,265

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2019 and 2018

	(dollars in thousands)
	2019	2018
Cash flows from operating activities:
Net margin	$32,979	$44,684

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	185,318	184,323
Accretion cost	23,033	18,756
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(427)	(450)
Deferred outage costs	(22,470)	(12,411)
(Gain) loss on sale of investments	(2,346)	3,152
Regulatory deferral of costs associated with nuclear decommissioning	(12,764)	(13,966)
Other	1,282	(2,637)
Change in operating assets and liabilities:
Receivables	(32,090)	(7,254)
Inventories	(15,246)	2,460
Prepayments and other current assets	(4,564)	(518)
Accounts payable	(50,361)	(25,517)
Accrued interest	24,601	6,161
Accrued taxes	22,916	1,269
Other current liabilities	(26,402)	(7,600)
Member power bill prepayments	(78,297)	12,239
Other	23,680	6,188

Total adjustments	34,969	163,301

Net cash provided by operating activities	67,948	207,985

Cash flows from investing activities:
Property additions	(581,140)	(561,033)
Activity in nuclear decommissioning trust fund—Purchases	(180,121)	(262,959)
—Proceeds	176,037	259,092
Decrease in restricted investments	21,667	77,809
Activity in other long-term investments—Purchases	(100,502)	(102,715)
—Proceeds	88,085	90,329
Other	(2,940)	10,473

Net cash used in investing activities	(578,914)	(489,004)

Cash flows from financing activities:
Long-term debt proceeds	657,986	236,200
Long-term debt payments	(391,206)	(77,234)
(Decrease) increase in short-term borrowings, net	(82,162)	247,395
Other	(15,714)	1,837

Net cash provided by financing activities	168,904	408,198

Net (decrease) increase in cash and cash equivalents	(342,062)	127,179
Cash and cash equivalents at beginning of period	752,618	397,695

Cash and cash equivalents at end of period	$410,556	$524,874

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$85,512	$104,670
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$4,830	$2,404
Accrued property additions at end of period	$108,258	$141,338
Interest paid-in-kind	$35,549	$29,072

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and six-month periods ended June 30, 2019 and 2018. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of results to be expected for the full year. As noted in our 2018 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2018 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018.

	Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$161,570	$161,570	$—	$—
International equity trust	90,317	—	90,317	—
Corporate bonds and debt	60,809	—	60,809	—
US Treasury securities	51,422	51,422	—	—
Mortgage backed securities	54,478	—	54,478	—
Domestic mutual funds	51,820	51,820	—	—
Municipal bonds	316	—	316	—
Federal agency securities	2,541	—	2,541	—
Non-US Gov't bonds & private placements	265	—	265	—
Other	5,438	5,438	—	—
Long-term investments:
International equity trust	21,734	—	21,734	—
Corporate bonds and debt	15,861	—	15,861	—
US Treasury securities	12,792	12,792	—	—
Mortgage backed securities	9,867	—	9,867	—
Domestic mutual funds	89,879	89,879	—	—
Federal agency securities	767	—	767	—
Treasury STRIPS	36,043	—	36,043	—
Other	2,411	2,411	—	—
Natural gas swaps	23,000	—	23,000	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$136,196	$136,196	$—	$—
International equity trust	76,852	—	76,852	—
Corporate bonds and debt	51,356	—	48,853	2,503
US Treasury securities	47,712	47,712	—	—
Mortgage backed securities	56,004	—	56,004	—
Domestic mutual funds	43,359	43,359	—	—
Municipal bonds	278	—	278	—
Federal agency securities	6,066	—	6,066	—
Non-US Gov't bonds & private placements	964	—	964	—
Other	2,031	2,031	—	—
Long-term investments:
International equity trust	17,382	—	17,382	—
Corporate bonds and debt	12,571	—	11,366	1,205
US Treasury securities	12,062	12,062	—	—
Mortgage backed securities	11,517	—	11,517	—
Domestic mutual funds	94,494	94,494	—	—
Federal agency securities	941	—	941	—
Treasury STRIPS	14,113	—	14,113	—
Other	1,045	1,045	—	—
Natural gas swaps	13,154	—	13,154	—

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

  The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2019	$1,317
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	8
Liquidations	(1,325)

Balance at June 30, 2019	$—

Six Months Ended June 30, 2019
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2018	$3,708
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	94
Liquidations	(3,802)

Balance at June 30, 2019	$—

Three Months Ended June 30, 2018
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at March 31, 2018	$3,807
Transfers to Level 3	1,190
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—

Balance at June 30, 2018	$4,997

Six Months Ended June 30, 2018
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2017	$—
Transfers to Level 3	4,997
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—

Balance at June 30, 2018	$4,997

  The estimated fair values of our long-term debt, including current maturities at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	2019		2018

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,213,008	$10,522,766	$9,347,307	$9,837,254

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2019 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

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

(C)
Derivative Instruments.    We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate. Realized gains and losses on natural gas swaps are included in fuel expense within our consolidated statements of revenues and expenses and, therefore, net margins within our consolidated statements of cash flows.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2019, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At June 30, 2019 and December 31, 2018, the estimated fair values of our natural gas contracts were net liabilities of approximately $23,000,000 and $13,154,000, respectively.

  As of June 30, 2019 and December 31, 2018, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2019 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $23,000,000 with our counterparties.

  The following table reflects the notional volume of our natural gas derivatives as of June 30, 2019 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2019	14.2
2020	23.9
2021	21.7
2022	15.0
2023	9.9
2024	4.7

Total	89.4

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2019 and December 31, 2018.

	Balance Sheet Location	Fair Value

		2019	2018
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$—	$226
Liabilities:
Natural gas swaps	Other current liabilities	$10,709	$2,066
Natural gas swaps	Other deferred credits	$12,291	$11,314

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and six months ended June 30, 2019 and 2018.

	Statement of Revenues and Expenses Location	Three months ended June 30,		Six months ended June 30,
		2019	2018	2019	2018

		(dollars in thousands)
Natural Gas Swaps gains	Fuel	$11	$359	$224	$1,751
Natural Gas Swaps losses	Fuel	(1,126)	(111)	(1,799)	(859)

Total		$(1,115)	$248	$(1,575)	$892

  The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at June 30, 2019 and December 31, 2018.

	Balance Sheet Location	2019	2018

		(dollars in thousands)
Natural gas swaps	Regulatory asset	$23,000	$13,154

Total		$23,000	$13,154

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At June 30, 2019, investments with a fair value of $30,507,000 were in an unrealized loss position for greater than one year and represented approximately 88% of our gross unrealized losses, while investments with a fair value of $10,533,000 were in an unrealized loss position for less than one year. At December 31, 2018, investments with a fair value of $49,975,000 were in an unrealized loss position for greater than one year and represented approximately 59% of our gross unrealized losses, while investments with a fair value of $148,638,000 were in an unrealized loss position for less than one year.

  The following tables summarize debt and equity securities as of June 30, 2019 and December 31, 2018.

	Gross Unrealized

	(dollars in thousands)
June 30, 2019	Cost	Gains	Losses	Fair Value

Equity	$255,339	$115,977	$(6,337)	$364,979
Debt	287,991	8,400	(888)	295,503
Other	7,848	—	—	7,848

Total	$551,178	$124,377	$(7,225)	$668,330

	Gross Unrealized

	(dollars in thousands)
December 31, 2018	Cost	Gains	Losses	Fair Value

Equity	$251,226	$64,954	$(9,105)	$307,075
Debt	278,030	1,718	(4,955)	274,793
Other	3,075	—	—	3,075

Total	$532,331	$66,672	$(14,060)	$584,943

(E)
Recently Issued or Adopted Accounting Pronouncements.    In February 2016, the FASB issued "Leases (Topic 842)." The new leases standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Accounting for both finance leases and operating leases results in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee recognizes a straight-line total lease expense. Quantitative and qualitative disclosures are required for significant judgments made by management. The new lease standard does not substantially change lessor accounting. We adopted the new standard effective January 1, 2019. For additional information, see Note G.

  In June 2016, the FASB issued "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. The amendments in this update can be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We continue to evaluate the future impact of this standard on our consolidated financial statements, however, we do not expect the impact to be material.

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

  We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2019, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of June 30, 2019 and June 30, 2018, we recognized refund liabilities totaling $4,500,000 and $5,650,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

  Sales to members for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2019	2018	2019	2018

Capacity revenues	$235,049	$231,571	$481,035	$472,052
Energy revenues	123,687	134,240	234,171	267,160

Total	$358,736	$365,811	$715,206	$739,212

  Sales to non-members during the three and six months ended June 30, 2019 and 2018 were insignificant.

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

  We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the six months ended June 30, 2019 and June 30, 2018 were $8,966,000 and $5,400,000, respectively. The cumulative amount billed since inception of the program totaled $75,282,000.

  In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the six months ended June 30, 2019 and June 30, 2018 were $23,380,000 and $6,174,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills.

(G)
Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.

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

  We classify our Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the six months ended June 30, 2019 and June 30, 2018 was insignificant.

  Finance Leases

  Three of our finance leases have lease terms through December 31, 2027, and one lease extends through June 30, 2031. At the end of the leases, we can elect at our sole discretion to:

  •
  Renew the leases for a period of not less than one year and not more than five years at fair market value,

  •
  Purchase the undivided interest at fair market value, or

  •
  Redeliver the undivided interest to the lessors.

  For rate-making purposes, we include the actual lease payments for our finance leases in our cost of service. The difference between lease payments and the aggregate of the amortization on the right-of-use asset and the interest on the finance lease obligation is recognized as a regulatory asset. Finance lease amortization is recorded in depreciation and amortization expense.

  Operating Leases

  Our operating leases have terms that extend through October 31, 2023. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease that has a term that extends through December 31, 2019 with renewal options for two additional twenty-year terms. We intend to exercise the option for one additional twenty-year term.

  The exercise of renewal options for our finance and operating leases is at our sole discretion.

  As all of our operating leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available on January 1, 2019, the date of adoption of the new leases standard, in determining the present value of lease payments.

  For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	June 30, 2019	December 31, 2018

	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(254,868)	(252,233)

Total finance lease assets	$47,864	$50,499

Lease liabilities—Finance leases
Obligations under finance leases	$78,771	$81,730
Long-term debt and finance leases due within one year	8,421	5,462

Total finance lease liabilities	$87,192	$87,192

Classification	June 30, 2019	December 31, 2018

	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$4,878	$—

Total operating lease assets	$4,878	$—

Lease liabilities—Operating leases
Capitalization—Other	$2,616	$—
Other current liabilities	2,648	—

Total operating lease liabilities	$5,264	$—

		Three months ended		Six months ended

Lease Cost	Classification	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,189	$1,049	$2,378	$2,099
Interest on lease liabilities	Interest expense	2,372	2,511	4,744	5,022
Operating lease cost:	Inventory(1) & production expense	883	1,230	1,766	2,460

Total leased cost		$4,444	$4,790	$8,888	$9,581

(1)
The majority of our operating lease costs relates to our railcar leases and such costs are added to the cost of our fossil inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2019	December 31, 2018

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	9.32	9.82
Operating leases	5.37	N/A
Weighted-average discount rate
Finance leases	11.05%	11.05%
Operating leases	4.85%	N/A

	Six months ended

	June 30, 2019	June 30, 2018

	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—	$5,213
Operating cash flows from operating leases	$1,840	$—
Financing cash flows from finance leases	$—	$2,261
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,983	$—

  Maturity analysis of our finance and operating lease liabilities as of June 30, 2019 is a follows:

	(dollars in thousands)

Year Ending December 31,	Finance Leases	Operating Leases	Total

2019	$14,949	$1,870	$16,819
2020	14,949	1,402	16,351
2021	14,949	798	15,747
2022	14,949	608	15,557
2023	14,949	386	15,335
Thereafter	70,483	1,157	71,639

Total lease payments	$145,228	$6,221	$151,448
Less: imputed interest	(58,036)	(957)	(58,993)

Present value of lease liabilities	$87,192	$5,264	$92,455

  As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

  Lease income recognized during the three and six months ended June 30, 2019 and June 30, 2018 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(dollars in thousands)
Lease income	$1,522	$1,472	$3,040	$2,945

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

(I)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit currently earn interest at a rate of 5% per annum. Beginning October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At June 30, 2019 and December 31, 2018, we had restricted investments totaling $631,491,000 and $653,158,000, respectively, of which $518,991,000 and $503,158,000, respectively, were classified as long-term.
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

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of June 30, 2019 and December 31, 2018.

	2019	2018
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$43,159	$46,315
Amortization of financing leases(b)	35,176	34,918
Outage costs(c)	41,066	36,352
Asset retirement obligations—Ashpond and other(k)	261,622	137,835
Asset retirement obligations—Nuclear(k)	—	7,031
Depreciation expense(d)	40,532	41,244
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	52,273	51,549
Interest rate options cost(f)	119,432	116,960
Deferral of effects on net margin—Smith Energy Facility(g)	157,537	160,509
Other regulatory assets(m)	29,943	22,350

Total Regulatory Assets	$780,740	$655,063
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$16,072	$13,873
Deferral of effects on net margin—Hawk Road Energy Facility(g)	18,793	19,101
Major maintenance reserve(i)	39,732	45,547
Amortization of financing leases(b)	15,706	17,156
Deferred debt service adder(j)	109,835	105,192
Asset retirement obligations—Nuclear(k)	42,986	0
Revenue deferral plan(l)	39,973	15,670
Other regulatory liabilities(m)	2,704	2,459

Total Regulatory Liabilities	$285,801	$218,998

Net Regulatory Assets	$494,939	$436,065

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

(d)
Prior to Nuclear Regulatory Commission (NRC) approval of a 20-year license extension for Plant Vogtle Units No. 1 and No. 2, we deferred the difference between the units' depreciation expense based on the then 40-year operating license and depreciation expense assuming an expected 20-year license extension. Amortization commenced upon NRC approval of the license extension in 2009 and is being amortized over the remaining life of the plant.

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

(l)
Deferred revenues under a rate management program that allows for additional collections over a five-year period which began in 2018. These amounts will be amortized to income and applied to member billings over the subsequent five-year period.

(m)
The amortization periods for other regulatory assets range up to 31 years and the amortization periods of other regulatory liabilities range up to 8 years.

(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through February 2024, with the majority of the balance scheduled to be credited by the end of 2019.
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

  At June 30, 2019, aggregate Department of Energy-guaranteed borrowings, including capitalized interest totaled $2,415,271,000. We have no amounts outstanding under the Additional FFB Note.

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

  b)
  Rural Utilities Service Guaranteed Loans:

  For the six-month period ended June 30, 2019, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $72,986,000 for long-term financing of general and environmental improvements at existing plants.

  In July 2019, we received an additional $25,022,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

(M)
Vogtle Units No. 3 and No. 4 Construction Project.    We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of June 30, 2019, our total investment in the additional Vogtle units was approximately $4,357,227,000.

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

  As construction continues and testing and system turnover activities increase, risks remain that challenges with management of contractors, subcontractors and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures or components or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.

  The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the approved in-service dates. To support that strategy, monthly production and activity targets will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers, particularly electrical and pipefitter craft labor, as well as additional supervision and other field support resources, must be retained and deployed.

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

  Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, may arise which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

Results of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

Net Margin

Our net margins for the three-month and six-month periods ended June 30, 2019 were $9.4 million and $33.0 million, respectively, compared to $17.3 million and $44.7 million for the same periods of 2018. For the six-months ended June 30, 2019, our net margin was approximately 60% of our targeted net margin of $54.6 million for the year ending December 31, 2019. The targeted net margin for 2019 is based upon achieving a margins for interest ratio of 1.14 as approved by our board of directors. If our net margin exceeds the targeted net margin, we anticipate our board of directors will approve a budget adjustment by year end so that net margin will achieve, but not exceed, the 2019 targeted net margin. As a result, we assessed our projected net margin and annual revenue requirement to meet the targeted margins for interest ratio and recognized a refund liability of $4.5 million and $5.7 million during the second quarter of 2019 and 2018, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2018 Form 10-K.

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

The components of member revenues for the three-month and six-month periods ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		2019 vs. 2018 % Change	Six Months Ended June 30,		2019 vs. 2018 % Change

	(dollars in thousands)			(dollars in thousands)
	2019	2018		2019	2018

Capacity revenues	$235,049	$231,571	1.5%	$481,035	$472,052	1.9%
Energy revenues	123,687	134,240	(7.9%)	234,171	267,160	(12.3%)

Total	$358,736	$365,811	(1.9%)	$715,206	$739,212	(3.2%)

MWh Sales to members	5,837,713	5,926,738	(1.5%)	10,535,848	11,027,064	(4.5%)
Cents/kWh	6.15	6.17	(0.4%)	6.79	6.70	1.3%
Member energy requirements supplied	59%	62%	(4.8%)	56%	58%	(3.4%)

Energy revenues from members decreased for the three-month and six-month periods ended June 30, 2019 compared to the same periods in 2018 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended June 30,		2019 vs.	Three Months Ended June 30,		2019 vs.	Three Months Ended June 30,		2019 vs.

Fuel Source	2019	2018	2018 % Change	2019	2018	2018 % Change	2019	2018	2018 % Change

Coal	$26,057	$31,361	(16.9%)	825,171	1,048,979	(21.3%)	3.16	2.99	5.6%
Nuclear	20,743	21,660	(4.2%)	2,616,214	2,597,891	0.7%	0.79	0.83	(4.9%)
Gas:
Combined Cycle	49,267	57,012	(13.6%)	2,114,879	2,168,551	(2.5%)	2.33	2.63	(11.4%)
Combustion Turbine	15,383	12,111	27.0%	428,422	298,698	43.4%	3.59	4.05	(11.4%)

	$111,450	$122,144	(8.8%)	5,984,686	6,114,119	(2.1%)	1.86	2.00	(6.8%)

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Six Months Ended June 30,		2019 vs.	Six Months Ended June 30,		2019 vs.	Six Months Ended June 30,		2019 vs.

Fuel Source	2019	2018	2018 % Change	2019	2018	2018 % Change	2019	2018	2018 % Change

Coal	$47,114	$49,561	(4.9%)	1,489,241	1,639,031	(9.1%)	3.16	3.02	4.6%
Nuclear	37,889	42,483	(10.8%)	4,764,247	5,082,334	(6.3%)	0.80	0.84	(4.9%)
Gas:
Combined Cycle	108,298	129,331	(16.3%)	4,115,173	4,289,697	(4.1%)	2.63	3.01	(12.7%)
Combustion Turbine	17,141	21,216	(19.2%)	464,894	354,484	31.1%	3.69	5.99	(38.4%)

	$210,442	$242,591	(13.3%)	10,833,555	11,365,546	(4.7%)	1.94	2.13	(9.0%)

Total fuel costs decreased for the three-month period ended June 30, 2019 compared to the same period in 2018 primarily as a result of lower natural gas prices, a shift in generation to relatively more economical natural gas-fired units and a decrease in generation. The decrease for the comparable six-month periods was primarily due to lower natural gas prices, less usage of oil as a fuel source at combustion turbine facilities and a decrease in generation. During the first quarter of 2018, colder than normal weather resulted in higher natural gas prices and generation from relatively less economical units. Total generation decreased for the three-month and six-month periods ended June 30, 2019 primarily due to scheduled and unscheduled plant outages as well as milder weather in the first quarter of 2019.

Financial Condition

Balance Sheet Analysis as of June 30, 2019

Assets

Cash and cash equivalents decreased $342.1 million, primarily due to $350 million of first mortgage bonds which matured and were paid during the six-month period ended June 30, 2019.

Cash used for property additions for the period totaled $581.1 million. Of this amount, $494.5 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $35.2 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $58.2 million increase in the nuclear decommissioning trust fund was primarily due to an increase in unrealized investment gains.

Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. For the six-month period ended June 30, 2019, we have made $37.5 million of Federal Financing Bank debt service payments utilizing the Cushion of Credit Account. For additional information regarding restricted investments, see Note I of Notes to Unaudited Consolidated Financial Statements.

Receivables increased $35.2 million for the six-month period ended June 30, 2019 primarily due to a $31.2 million receivable from Georgia Power for estimated payments made for certain plant capital expenditures that exceeded amounts incurred.

Regulatory assets increased $125.7 million primarily as a result of the deferral of costs associated with asset retirement obligations for closure and post-closure of existing ash ponds at our co-owned coal facilities.

Equity and Liabilities

Long-term debt increased $148.2 million as a result of $585 million advanced under the Department of Energy-guaranteed loan on March 15, 2019, which was utilized to repay a like amount of outstanding commercial paper. At December 31, 2018, the outstanding commercial paper balance of $436.6 million was classified as long-term debt.

Long-term debt and finance and operating leases due within one year decreased $289.4 million primarily due to debt payments of $350 million for first mortgage bonds which matured in March 2019.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $354.5 million during the six-month period ended June 30, 2019. At December 31, 2018, all short-term borrowings were classified as long-term debt.

Accounts payable decreased $57.5 million during the six-month period ended June 30, 2019. The decrease was largely due to the application of $30.9 million in credits to our members' bills in the first quarter of 2019 for a board-approved reduction in 2018 revenue requirements as a result of margins in excess of our 2018 target. In addition, property tax payments resulted in a $26.0 million decrease in the related payables.

Member power bill prepayments represent funds received from our members for the prepayment of their monthly power bills. At June 30, 2019, $124.7 million of the member power bill prepayments were classified as a current liability and $76.7 million was classified as a long-term liability. During the six months ended June 30, 2019, $44.1 million of prepayments were received from members and $127.7 million was applied to the member's monthly power bills. For information regarding the power bill prepayment program, see Note K of Notes to Unaudited Consolidated Financial Statements.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4

We, Georgia Power Company, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of June 30, 2019, our total investment in the additional Vogtle units was $4.4 billion.

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

As construction continues and testing and system turnover activities increase, risks remain that challenges with management of contractors, subcontractors and vendors; supervision of craft labor and related craft labor productivity, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures or components or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.

The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the approved in-service dates. To support that strategy, monthly production and activity targets will continue to increase significantly throughout 2019. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers, particularly electrical and pipefitter craft labor, as well as additional supervision and other field support resources, must be retained and deployed.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, may arise which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

In late 2018, the first four nuclear units to utilize Westinghouse's AP1000 technology began commercial operation in China. One of the nuclear units experienced a failure of one of its reactor coolant pumps and is not operating pending determination of the cause of the failure and replacement of the pump. There are four reactor coolant pumps at each unit. The other three nuclear units remain operational and we are not aware of any issues with the other fifteen pumps. Southern Nuclear and the Co-owners will evaluate the results of a root-cause analysis of the reactor coolant pump failure that is being developed by the component manufacturers.

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

On July 8, 2019, the Environmental Protection Agency (EPA) published the final Affordable Clean Energy (ACE) rule. At the same time, in a separate and distinct action, EPA finalized its repeal of the Clean Power Plan (CPP), determining that the CPP significantly exceeded EPA's authority under the Clean Air Act. The final ACE rule requires states to develop unit-specific standards of performance based on six candidate technologies for heat rate improvements, plus best operation and maintenance practices. The ACE rule addresses carbon dioxide emissions from coal plants and does not include natural gas-fired combustion turbines, including combined cycle units, as affected sources. We have ownership interests in two power plants with affected units and are currently analyzing the final rule to determine its potential impact on operations. The ultimate impact of the ACE rule will depend on standards of performance set by Georgia, as well as any associated legal challenges, and cannot be determined at this time.

For a discussion regarding potential effects on our business from other environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2018 Form 10-K.

Liquidity

At June 30, 2019, we had $1.4 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $411 million in cash and cash equivalents and

$1.0 billion available under our $1.6 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available June 30, 2019		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$720	(1)	March 2020
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	150	34	(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	140	140	(2)	December 2023

(1)
Of the portion of this facility that was unavailable at June 30, 2019, $354 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

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

(3)
Of the portion of this facility that was unavailable at June 30, 2019, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, to support up to $1.0 billion of commercial paper and to issue letters of credit to third parties. We generally issue commercial paper to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding the Department of Energy-guaranteed loan.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Our commercial paper program is currently sized at $1.0 billion.

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at June 30, 2019. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2019, the required minimum level was $750 million and our actual patronage capital was $995 million. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At June 30, 2019, we had $9.2 billion of secured indebtedness and $354.5 million of unsecured indebtedness outstanding.

At June 30, 2019, we had $631.5 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See Note I of Notes to Unaudited Consolidated Financial Statements for additional information regarding this account.

Financing Activities

First Mortgage Indenture.    At June 30, 2019, we had $9.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2018 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At June 30, 2019, we had one approved Rural Utilities Service-guaranteed loan being funded through the Federal Financing Bank totaling $448 million that has $63 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2019, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans.    In 2014, we entered into a loan guarantee agreement with the Department of Energy to fund up to $3.1 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement which increased the aggregate amount of the loan guarantee to $4.7 billion. These loans are being funded by the Federal Financing Bank and are backed by a federal loan guarantee provided by the Department of Energy.

On March 15, 2019, we received an advance of $585 million under the original loan. In conjunction with this advance, we repaid a like amount of outstanding commercial paper. At June 30, 2019, aggregate Department of Energy-guaranteed borrowings under the original loan totaled $2.4 billion, including capitalized interest. We have no amounts outstanding under the additional loan.

With the additional loan, Department of Energy guaranteed-loans are expected to fund nearly $4.7 billion of the cost to construct the new Vogtle units. Combined, this $4.7 billion and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.

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

Item 4.    Controls and Procedures

As of June 30, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: August 14, 2019	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: August 14, 2019		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)