Form 10-Q
period 2019-09-30
OGLETHORPE POWER CORP
filed 2019-11-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

(This page has been left blank intentionally)

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2019 and December 31, 2018

	(dollars in thousands)
	2019	2018
Assets
Electric plant:
In service	$9,184,450	$8,981,238
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,805,514)	(4,544,405)

	4,681,668	4,739,565
Nuclear fuel, at amortized cost	351,874	358,358
Construction work in progress	4,515,150	3,866,042

Total electric plant	9,548,692	8,963,965

Investments and funds:
Nuclear decommissioning trust fund	483,235	420,818
Investment in associated companies	73,533	77,037
Long-term investments	208,024	164,125
Restricted investments	513,193	503,158
Other	24,996	24,259

Total investments and funds	1,302,981	1,189,397

Current assets:
Cash and cash equivalents	427,039	752,618
Restricted short-term investments	50,790	150,000
Receivables	158,451	153,647
Inventories, at average cost	272,353	259,087
Prepayments and other current assets	10,126	8,098

Total current assets	918,759	1,323,450

Deferred charges:
Regulatory assets	773,780	655,063
Prepayments to Georgia Power	40,346	29,459
Other	23,520	21,934

Total deferred charges	837,646	706,456

Total assets	$12,608,078	$12,183,268

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2019 and December 31, 2018

	(dollars in thousands)
	2019	2018
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$1,013,551	$962,286
Long-term debt	8,871,910	8,727,148
Obligation under finance leases	78,771	81,730
Other	24,977	21,428

Total capitalization	9,989,209	9,792,592

Current liabilities:
Long-term debt and finance leases due within one year	196,489	522,289
Short-term borrowings	560,671	—
Accounts payable	141,185	206,577
Accrued interest	67,118	60,971
Member power bill prepayments, current	107,695	224,957
Other current liabilities	72,960	49,465

Total current liabilities	1,146,118	1,064,259

Deferred credits and other liabilities:
Asset retirement obligations	1,057,560	1,017,563
Member power bill prepayments, non-current	77,614	54,750
Regulatory liabilities	299,527	218,998
Other	38,050	35,106

Total deferred credits and other liabilities	1,472,751	1,326,417

Total equity and liabilities	$12,608,078	$12,183,268

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018

	(dollars in thousands)
	Three Months		Nine Months
	2019	2018	2019	2018
Operating revenues:
Sales to Members	$382,548	$384,529	$1,097,754	$1,123,741
Sales to non-Members	75	115	329	470

Total operating revenues	382,623	384,644	1,098,083	1,124,211

Operating expenses:
Fuel	138,704	151,903	349,146	394,494
Production	93,092	95,971	301,996	299,134
Depreciation and amortization	60,574	56,936	183,212	170,565
Purchased power	17,716	15,381	50,415	46,030
Accretion	13,328	9,608	36,361	28,364

Total operating expenses	323,414	329,799	921,130	938,587

Operating margin	59,209	54,845	176,953	185,624

Other income:
Investment income	14,144	15,242	45,129	43,925
Other	623	1,765	1,565	5,383

Total other income	14,767	17,007	46,694	49,308

Interest charges:
Interest expense	100,687	95,958	301,864	280,385
Allowance for debt funds used during construction	(47,909)	(38,589)	(138,246)	(110,670)
Amortization of debt discount and expense	2,912	3,149	8,764	9,198

Net interest charges	55,690	60,518	172,382	178,913

Net margin	$18,286	$11,334	$51,265	$56,019

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018

(dollars in thousands)
Balance at December 31, 2017	$911,087
Net margin	27,399

Balance at March 31, 2018	$938,486
Net margin	17,285

Balance at June 30, 2018	$955,771
Net margin	11,335

Balance at September 30, 2018	$967,106

Balance at December 31, 2018	$962,286
Net margin	23,596

Balance at March 31, 2019	$985,882
Net margin	9,383

Balance at June 30, 2019	$995,265
Net margin	18,286

Balance at September 30, 2019	$1,013,551

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2019 and 2018

	(dollars in thousands)
	2019	2018
Cash flows from operating activities:
Net margin	$51,265	$56,019

Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	281,049	277,209
Accretion cost	36,361	28,364
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(569)	(708)
Deferred outage costs	(26,925)	(23,761)
(Gain) loss on sale of investments	(4,611)	3,886
Regulatory deferral of costs associated with nuclear decommissioning	(17,686)	(20,019)
Other	(549)	(4,564)
Change in operating assets and liabilities:
Receivables	(1,706)	(14,580)
Inventories	(13,238)	16,209
Prepayments and other current assets	(2,256)	2,535
Accounts payable	(60,068)	(6,098)
Accrued interest	6,147	1,298
Accrued taxes	34,435	12,312
Other current liabilities	(26,761)	(11,743)
Member power bill prepayments	(94,398)	67,461
Other	37,982	10,866

Total adjustments	145,866	337,326

Net cash provided by operating activities	197,131	393,345

Cash flows from investing activities:
Property additions	(887,160)	(852,225)
Activity in nuclear decommissioning trust fund—Purchases	(281,821)	(360,801)
—Proceeds	275,545	354,897
Decrease in restricted investments	89,175	127,662
Activity in other long-term investments—Purchases	(165,743)	(160,813)
—Proceeds	134,907	135,673
Other	(9,674)	8,331

Net cash used in investing activities	(844,771)	(747,276)

Cash flows from financing activities:
Long-term debt proceeds	683,008	280,257
Long-term debt payments	(477,360)	(117,684)
Increase in short-term borrowings, net	124,044	505,397
Other	(7,631)	6,180

Net cash provided by financing activities	322,061	674,150

Net (decrease) increase in cash and cash equivalents	(325,579)	320,219
Cash and cash equivalents at beginning of period	752,618	397,695

Cash and cash equivalents at end of period	$427,039	$717,914

Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$156,370	$166,134
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$5,053	$2,404
Accrued property additions at end of period	$103,390	$144,372
Interest paid-in-kind	$55,767	$44,040

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)
General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and nine-month periods ended September 30, 2019 and 2018. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.

  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of results to be expected for the full year. As noted in our 2018 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2018 Form 10-K.

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

  The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018.

	Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$164,319	$164,319	$—	$—
International equity trust	88,037	—	88,037	—
Corporate bonds and debt	62,039	—	62,039	—
US Treasury securities	53,744	53,744	—	—
Mortgage backed securities	54,803	—	54,803	—
Domestic mutual funds	50,990	50,990	—	—
Municipal bonds	1,237	—	1,237	—
Federal agency securities	2,197	—	2,197	—
Non-US Gov't bonds & private placements	272	—	272	—
Other	5,597	5,597	—	—
Long-term investments:
International equity trust	21,190	—	21,190	—
Corporate bonds and debt	18,340	—	18,340	—
US Treasury securities	9,772	9,772	—	—
Mortgage backed securities	13,246	—	13,246	—
Domestic mutual funds	94,772	94,772	—	—
Federal agency securities	46	—	46	—
Treasury STRIPS	48,058	—	48,058	—
Other	2,600	2,600	—	—
Natural gas swaps	26,379	—	26,379	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$136,196	$136,196	$—	$—
International equity trust	76,852	—	76,852	—
Corporate bonds and debt	51,356	—	48,853	2,503
US Treasury securities	47,712	47,712	—	—
Mortgage backed securities	56,004	—	56,004	—
Domestic mutual funds	43,359	43,359	—	—
Municipal bonds	278	—	278	—
Federal agency securities	6,066	—	6,066	—
Non-US Gov't bonds & private placements	964	—	964	—
Other	2,031	2,031	—	—
Long-term investments:
International equity trust	17,382	—	17,382	—
Corporate bonds and debt	12,571	—	11,366	1,205
US Treasury securities	12,062	12,062	—	—
Mortgage backed securities	11,517	—	11,517	—
Domestic mutual funds	94,494	94,494	—	—
Federal agency securities	941	—	941	—
Treasury STRIPS	14,113	—	14,113	—
Other	1,045	1,045	—	—
Natural gas swaps	13,154	—	13,154	—

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

  The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2019	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—
Liquidations	—

Balance at September 30, 2019	$—

Nine Months Ended September 30, 2019
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2018	$3,708
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	94
Liquidations	(3,802)

Balance at September 30, 2019	$—

Three Months Ended September 30, 2018
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at June 30, 2018	$4,997
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(656)

Balance at September 30, 2018	$4,341

Nine Months Ended September 30, 2018
Corporate bonds and debt

(dollars in thousands)
Assets (Liabilities):
Balance at December 31, 2017	$—
Transfers to Level 3	4,997
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(656)

Balance at September 30, 2018	$4,341

  The estimated fair values of our long-term debt, including current maturities at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	2019		2018

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,174,752	$10,976,451	$9,347,307	$9,837,254

  The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2019 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.

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

(C)
Derivative Instruments.    We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate. Realized gains and losses on natural gas swaps are included in fuel expense within our consolidated statements of revenues and expenses and, therefore, net margins within our consolidated statement of cash flows.

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

  It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2019, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.

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

  At September 30, 2019 and December 31, 2018, the estimated fair values of our natural gas contracts were net liabilities of approximately $26,379,000 and $13,154,000, respectively.

  As of September 30, 2019 and December 31, 2018, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $26,379,000 with our counterparties.

  The following table reflects the notional volume of our natural gas derivatives as of September 30, 2019 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)

2019	3.5
2020	24.9
2021	22.0
2022	15.3
2023	10.2
2024	7.2

Total	83.1

  The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2019 and December 31, 2018.

	Balance Sheet Location	Fair Value

		2019	2018
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$—	$226
Liabilities:
Natural gas swaps	Other current liabilities	$10,435	$2,066
Natural gas swaps	Other deferred credits	$15,944	$11,314

  The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three and nine months ended September 30, 2019 and 2018.

	Statement of Revenues and Expenses Location	Three months ended September 30,		Nine months ended September 30,
		2019	2018	2019	2018

		(dollars in thousands)
Natural Gas Swaps gains	Fuel	$—	$863	$224	$2,614
Natural Gas Swaps losses	Fuel	(6,294)	(97)	(8,093)	(956)

Total		$(6,294)	$766	$(7,869)	$1,658

  The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at September 30, 2019 and December 31, 2018.

	Balance Sheet Location	2019	2018

		(dollars in thousands)
Natural gas swaps	Regulatory asset	$26,379	$13,154

Total		$26,379	$13,154

(D)
Investments in Debt and Equity Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At September 30, 2019, investments with a fair value of $22,298,000 were in an unrealized loss position for greater than one year and represented approximately 78% of our gross unrealized losses, while investments with a fair value of $35,640,000 were in an unrealized loss position for less than one year. At December 31, 2018, investments with a fair value of $49,975,000 were in an unrealized loss position for greater than one year and represented approximately 59% of our gross unrealized losses, while investments with a fair value of $148,638,000 were in an unrealized loss position for less than one year.

  The following tables summarize debt and equity securities as of September 30, 2019 and December 31, 2018.

	Gross Unrealized

	(dollars in thousands)
September 30, 2019	Cost	Gains	Losses	Fair Value

Equity	$256,835	$114,881	$(7,298)	$364,418
Debt	309,021	10,185	(563)	318,643
Other	8,198	—	—	8,198

Total	$574,054	$125,066	$(7,861)	$691,259

	Gross Unrealized

	(dollars in thousands)
December 31, 2018	Cost	Gains	Losses	Fair Value

Equity	$251,226	$64,954	$(9,105)	$307,075
Debt	278,030	1,718	(4,955)	274,793
Other	3,075	—	—	3,075

Total	$532,331	$66,672	$(14,060)	$584,943

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

  Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members.

  The consideration we receive for providing capacity services is determined by our formulary rate on an annual basis. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as fixed operation and maintenance expenses, administrative and general expenses, depreciation and interest. Year to year, capacity revenue fluctuations are generally due to the recovery of fixed operation and maintenance costs. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan as the expenses are recognized. For information regarding regulatory accounting, see Note J.

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

  We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. We provide approximately 60% of our members' energy requirements. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.

  We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2019, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of September 30, 2019 and September 30, 2018, we recognized refund liabilities totaling $7,700,000 and $20,000,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

  Sales to members for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2019	2018	2019	2018

Capacity revenues	$231,270	$219,597	$712,305	$691,649
Energy revenues	151,278	164,932	385,449	432,092

Total	$382,548	$384,529	$1,097,754	$1,123,741

Member energy requirements supplied	57%	57%	56%	58%

  Sales to non-members during the three and nine months ended September 30, 2019 and 2018 were insignificant.

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

  We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the nine months ended September 30, 2019 and September 30, 2018 were $12,368,000 and $7,897,000, respectively. The cumulative amount billed since inception of the program totaled $78,685,000.

  In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the nine months ended September 30, 2019 and September 30, 2018 were $35,069,000 and $10,805,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $50,505,000.

(G)
Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.

  On January 1, 2019, we adopted the new leases standard using the optional transition method to apply the new lease guidance as of January 1, 2019, rather than as of the earliest period presented. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Adoption of the new leases standard resulted in recognition of right-of-use assets and offsetting lease liabilities totaling approximately $6,983,000 for certain operating leases. The adoption of this standard did not materially impact our consolidated financial statements.

  We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the nine months ended September 30, 2019 and September 30, 2018 was insignificant.

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

  For rate-making purposes, we include the actual lease payments for our finance leases in our cost of service. The difference between lease payments and the aggregate of the amortization on the right-of-use asset and the interest on the finance lease obligation is recognized as a regulatory asset. Amortization of the finance lease right-of-use assets is recorded to depreciation and amortization expense.

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

  For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	September 30, 2019	December 31, 2018

	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(256,186)	(252,233)

Total finance lease assets	$46,546	$50,499

Lease liabilities—Finance leases
Obligations under finance leases	$78,771	$81,730
Long-term debt and finance leases due within one year	5,763	5,462

Total finance lease liabilities	$84,534	$87,192

Classification	September 30, 2019	December 31, 2018

	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$4,068	$—

Total operating lease assets	$4,068	$—

Lease liabilities—Operating leases
Capitalization—Other	$2,448	$—
Other current liabilities	2,115	—

Total operating lease liabilities	$4,563	$—

		Three months ended		Nine months ended

Lease Cost	Classification	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,189	$1,050	$3,567	$3,149
Interest on lease liabilities	Interest expense	2,372	2,512	7,116	7,534
Operating lease cost:	Inventory(1) & production expense	542	1,229	2,308	3,689

Total leased cost		$4,103	$4,791	$12,991	$14,372

(1)
The majority of our operating lease costs relates to our railcar leases and such costs are added to the cost of our fossil inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2019	December 31, 2018

Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	9.08	9.82
Operating leases	5.72	N/A
Weighted-average discount rate
Finance leases	11.05%	11.05%
Operating leases	4.94%	N/A

	Nine months ended

	September 30, 2019	September 30, 2018

	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,817	$10,302
Operating cash flows from operating leases	$2,602	$—
Financing cash flows from finance leases	$2,658	$4,647
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,983	$—

  Maturity analysis of our finance and operating lease liabilities as of September 30, 2019 is a follows:

	(dollars in thousands)

Year Ending December 31,	Finance Leases	Operating Leases	Total

2019	$7,475	$1,109	$8,584
2020	14,949	1,402	16,351
2021	14,949	798	15,747
2022	14,949	608	15,557
2023	14,949	386	15,335
Thereafter	70,481	1,157	71,638

Total lease payments	$137,752	$5,460	$143,212
Less: imputed interest	(53,218)	(897)	(54,115)

Present value of lease liabilities	$84,534	$4,563	$89,097

  As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

  Lease income recognized during the three and nine months ended September 30, 2019 and September 30, 2018 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Lease income	$1,514	$1,461	$4,554	$4,406

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

(I)
Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit currently earn interest at a rate of 5% per annum. Beginning October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At September 30,

  2019 and December 31, 2018, we had restricted investments totaling $563,983,000 and $653,158,000, respectively, of which $513,193,000 and $503,158,000, respectively, were classified as long-term.

(J)
Regulatory Assets and Liabilities.    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery through future rates. We expect to recover such costs from our members in future revenues through rates under the wholesale power contracts we have with each of our members. The wholesale power contracts extend through December 31, 2050. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from our members.

  The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of September 30, 2019 and December 31, 2018.

	2019	2018
	(dollars in thousands)

Regulatory Assets:
Premium and loss on reacquired debt(a)	$41,580	$46,315
Amortization of financing leases(b)	35,304	34,918
Outage costs(c)	36,272	36,352
Asset retirement obligations—Ashpond and other(k)	258,227	137,835
Asset retirement obligations—Nuclear(k)	—	7,031
Depreciation expense(d)	40,176	41,244
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	52,802	51,549
Interest rate options cost(f)	120,685	116,960
Deferral of effects on net margin—Smith Energy Facility(g)	156,051	160,509
Other regulatory assets(m)	32,683	22,350

Total Regulatory Assets	$773,780	$655,063
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$14,092	$13,873
Deferral of effects on net margin—Hawk Road Energy Facility(g)	18,639	19,101
Major maintenance reserve(i)	46,907	45,547
Amortization of financing leases(b)	14,981	17,156
Deferred debt service adder(j)	112,144	105,192
Asset retirement obligations—Nuclear(k)	37,879	—
Revenue deferral plan(l)	52,003	15,670
Other regulatory liabilities(m)	2,882	2,459

Total Regulatory Liabilities	$299,527	$218,998

Net Regulatory Assets	$474,253	$436,065

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

(j)
Represents collections to fund certain debt payments to be made through the end of 2025, which will be in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants.

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

(K)
Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through September 2024, with the majority of the balance scheduled to be credited by the end of 2019.
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

  At September 30, 2019, aggregate Department of Energy-guaranteed borrowings, including capitalized interest totaled $2,435,490,000. We have no amounts outstanding under the Additional FFB Note.

  Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes will begin on February 20, 2020. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.

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

  b)
  Rural Utilities Service Guaranteed Loans:

  For the nine-month period ended September 30, 2019, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $98,008,000 for long-term financing of general and environmental improvements at existing plants.

  In October 2019, we received an additional $17,344,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

(M)
Vogtle Units No. 3 and No. 4 Construction Project.    We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of September 30, 2019, our total investment in the additional Vogtle units was approximately $4,621,837,000.

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

  The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. As of September 30, 2019, approximately $67 million of this project-level contingency, or $20 million for our 30% interest, was allocated to the base capital cost forecast for cost risks including, among other factors, attracting and retaining craft labor; adding resources for supervision, field support, project management, initial test program and start-up; and procurement. Georgia Power has stated that it anticipates allocating the remainder of this project-level contingency. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.

  As construction continues and testing and system turnover activities increase, risks remain that challenges with management of contractors, subcontractors and vendors; supervision of craft labor and related craft labor productivity, particularly in the installation of electric and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures or components or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.

  The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the approved in-service dates. To support that strategy, monthly production and activity targets will continue to increase significantly throughout the remainder of 2019 and into 2020. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers, particularly electrical and pipefitter craft labor, as well as additional supervision and other field support resources, must be retained and deployed.

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

  The ultimate outcome of these matters cannot be determined at this time. See Note 8 in Item 8—Notes to Audited Consolidated Financial Statements in our 2018 Form 10-K for additional information about Vogtle Units No. 3 and No. 4.

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

Results of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

Net Margin

Our net margins for the three-month and nine-month periods ended September 30, 2019 were $18.3 million and $51.3 million, respectively, compared to $11.3 million and $56.0 million for the same periods of 2018. For the nine-months ended September 30, 2019, our net margin was approximately 94% of our targeted net margin of $54.8 million for the year ending December 31, 2019. The targeted net margin for 2019 is based upon achieving a margins for interest ratio of 1.14 as approved by our board of directors. To the extent our net margin exceeds the targeted net margin, we anticipate our board of directors will approve a budget adjustment by year end to reduce revenue requirements so that net margin will achieve, but not exceed, the 2019 targeted net margin. Pursuant to Accounting Standards Codification 606, "Revenue from Contracts with Customers," we assessed our projected net margin and annual revenue requirement to meet the targeted margins for interest ratio and recognized cumulative refund liabilities of $7.7 million and $20.0 million as of September 30, 2019 and 2018, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2018 Form 10-K.

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

Sales to Members.    We generate revenues principally from the sale of electric capacity and energy to our members. Capacity revenues are the revenues we recognize for providing electric service whether or not our generation and purchased power resources are dispatched to produce electricity, and are designed to recover the fixed costs associated with our business, including fixed production expenses, depreciation and amortization expenses and interest charges, plus a targeted margin. Energy revenues are recognized when we deliver electricity to our members, which involves generating or purchasing electricity for our members. Energy revenues recover the variable costs of our business, including fuel, purchased energy and variable operation and maintenance expense.

The components of member revenues for the three-month and nine-month periods ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		2019 vs. 2018 % Change	Nine Months Ended September 30,		2019 vs. 2018 % Change

	(dollars in thousands)			(dollars in thousands)
	2019	2018		2019	2018

Capacity revenues	$231,270	$219,597	5.3%	$712,305	$691,649	3.0%
Energy revenues	151,278	164,932	(8.3%)	385,449	432,092	(10.8%)

Total	$382,548	$384,529	(0.5%)	$1,097,754	$1,123,741	(2.3%)

MWh Sales to members	7,137,087	6,757,386	5.6%	17,672,935	17,784,450	(0.6%)
Cents/kWh	5.36	5.69	(5.8%)	6.21	6.32	(1.7%)
Member energy requirements supplied	57%	57%	0.0%	56%	58%	(3.4%)

Energy revenues from members decreased for the three-month and nine-month periods ended September 30, 2019 compared to the same periods in 2018 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Operating Expenses

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Three Months Ended September 30,		2019 vs.	Three Months Ended September 30,		2019 vs.	Three Months Ended September 30,		2019 vs.

Fuel Source	2019	2018	2018 % Change	2019	2018	2018 % Change	2019	2018	2018 % Change

Coal	$24,095	$39,001	(38.2%)	821,069	1,360,086	(39.6%)	2.93	2.87	2.3%
Nuclear	20,777	21,525	(3.5%)	2,591,374	2,558,186	1.3%	0.80	0.84	(4.7%)
Gas:
Combined Cycle	60,549	60,411	0.2%	2,898,164	2,249,233	28.9%	2.09	2.69	(22.2%)
Combustion Turbine	33,283	30,966	7.5%	987,319	787,768	25.3%	3.37	3.93	(14.2%)

	$138,704	$151,903	(8.7%)	7,297,926	6,955,273	4.9%	1.90	2.18	(13.0%)

	Cost			Generation			Cents per kWh

	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,		2019 vs.	Nine Months Ended September 30,		2019 vs.	Nine Months Ended September 30,		2019 vs.

Fuel Source	2019	2018	2018 % Change	2019	2018	2018 % Change	2019	2018	2018 % Change

Coal	$71,209	$88,563	(19.6%)	2,310,310	2,999,117	(23.0%)	3.08	2.95	4.4%
Nuclear	58,666	64,007	(8.3%)	7,355,621	7,640,520	(3.7%)	0.80	0.84	(4.8%)
Gas:
Combined Cycle	168,847	189,741	(11.0%)	7,013,337	6,538,930	7.3%	2.41	2.90	(17.0%)
Combustion Turbine	50,424	52,183	(3.4%)	1,452,213	1,142,252	27.3%	3.47	4.57	(24.0%)

	$349,146	$394,494	(11.5%)	18,131,481	18,320,819	(1.0%)	1.93	2.15	(10.6%)

Total fuel costs decreased for the three-month and nine-month periods ended September 30, 2019 compared to the same periods in 2018 as a result of lower natural gas prices, a shift in generation to relatively more economical natural gas-fired units, as well as scheduled plant outages. Partially offsetting the decreases for the comparable periods, were realized losses incurred for natural gas financial hedging contracts utilized for managing our exposure to fluctuations in market prices of natural gas. Generation increased approximately 5.0% for the three-month period ended September 30, 2019 compared to the same period in 2018 primarily due to warmer temperatures. For the nine-month period ended September 30, 2019 scheduled and unscheduled plant outages as well as milder weather in the first quarter of 2019 contributed to the decrease in generation.

Interest charges

Interest expense increased for the three-month and nine-month periods ended September 30, 2019 as compared to the same periods of 2018 primarily due to increased long-term debt to finance construction of Vogtle Units No. 3 and No. 4.

Allowance for debt funds used during construction increased in the three-month and nine-month periods ended September 30, 2019 as compared to the same periods of 2018 primarily due to construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition

Balance Sheet Analysis as of September 30, 2019

Assets

Cash and cash equivalents decreased $325.6 million, primarily due to $350 million of first mortgage bonds which matured and were paid during the nine-month period ended September 30, 2019.

Cash used for property additions for the period totaled $887.2 million. Of this amount, $753.1 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $44.2 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $62.4 million increase in the nuclear decommissioning trust fund was primarily due to an increase in unrealized investment gains.

Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. For the nine-month period ended September 30, 2019, we made $99.2 million of Federal Financing Bank debt service payments utilizing the Cushion of Credit Account. For additional information regarding restricted investments, see Note I of Notes to Unaudited Consolidated Financial Statements.

Regulatory assets increased $118.7 million primarily as a result of the deferral of costs associated with asset retirement obligations for closure and post-closure of existing ash ponds at our co-owned coal facilities.

Equity and Liabilities

Long-term debt increased $144.8 million primarily as a result of $585 million advanced under the Department of Energy-guaranteed loan on March 15, 2019, which was utilized to repay a like amount of outstanding commercial paper. At December 31, 2018, the outstanding commercial paper balance of $436.6 million was classified as long-term debt.

Long-term debt and finance leases due within one year decreased $325.8 million primarily due to debt payments of $350 million for first mortgage bonds which matured in March 2019.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $560.7 million during the nine-month period ended September 30, 2019. At December 31, 2018, all short-term borrowings were classified as long-term debt.

Accounts payable decreased $65.4 million during the nine-month period ended September 30, 2019. The decrease was largely due to the application of $30.9 million in credits to our members' bills in the first quarter of 2019 for a board-approved reduction in 2018 revenue in excess of that required to meet the 2018 targeted net margin. In addition, a $25.5 million reduction in GPC payables and $24.6 million of property tax payments resulted in a decrease in the related payables. Slightly offsetting these decreases was an increase in payables for purchases of natural gas and related transportation.

Member power bill prepayments represent funds received from our members for the prepayment of their monthly power bills. At September 30, 2019, $107.7 million of the member power bill prepayments were classified as a current liability and $77.6 million was classified as a long-term liability. During the nine-months ended September 30, 2019, we received $64.7 million of prepayments from members and we applied $159.1 million to our members' monthly power bills. For information regarding the power bill prepayment program, see Note K of Notes to Unaudited Consolidated Financial Statements.

During the nine-months ended September 30, 2019, regulatory liabilities increased $80.5 million. Deferred asset retirement obligation liabilities increased $37.9 million due to an increase in unrealized gains on nuclear decommissioning funds. Also contributing to the increase, was $36.3 million in collections from our members that are being deferred under one of our rate management programs. The program is designed primarily as a mechanism to assist our members in managing rate impacts associated with the commercial operation of the new Vogtle units.

Capital Requirements and Liquidity and Sources of Capital

Vogtle Units No. 3 and No. 4

We, Georgia Power Company, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. As of September 30, 2019, our total investment in the additional Vogtle units was $4.6 billion.

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

The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. As of September 30, 2019, approximately $67 million of this project-level contingency, or $20 million for our 30% interest, was allocated to the base capital cost forecast for cost risks including, among other factors, attracting and retaining craft labor; adding resources for supervision, field support, project management, initial test program and start-up; and procurement. Georgia Power has stated that it anticipates allocating the remainder of this project-level contingency. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.

As construction continues and testing and system turnover activities increase, risks remain that challenges with management of contractors, subcontractors and vendors; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly and/or installation and the initial testing and start-up, including any required engineering changes, of plant systems, structures or components or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.

The April 2019 cost and schedule validation process established target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the approved in-service dates. To support that strategy, monthly production and activity targets will continue to increase significantly throughout the remainder of 2019 and into 2020. To meet these increasing monthly targets, existing craft construction productivity must improve and additional craft laborers, particularly electrical and pipefitter craft labor, as well as additional supervision and other field support resources, must be retained and deployed.

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

In late 2018, the first four nuclear units to utilize Westinghouse's AP1000 technology began commercial operation in China. One of the nuclear units experienced a failure of one of its reactor coolant pumps and is not operating pending replacement of the pump. There are four reactor coolant pumps at each unit. The other three nuclear units remain operational and we are not aware of any issues with the other fifteen pumps. The component manufacturer has completed a root-cause analysis of the reactor coolant pump failure and stated its conclusion that the failure was an isolated problem with a single part. Southern Nuclear and the Co-owners do not expect the issue in China related to the reactor coolant pump will impact the current November 2021 and November 2022 in service dates.

The ultimate outcome of these matters cannot be determined at this time.

For additional information regarding Vogtle Units No. 3 and No. 4, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in our 2018 Form 10-K. For information regarding our financing of the additional Vogtle units, see "Financing Activities—Department of Energy-Guaranteed Loans" and Note L of Notes to Unaudited Consolidated Financial Statements. See "Item 1A—RISK FACTORS" in our 2018 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities.

On July 8, 2019, the Environmental Protection Agency (EPA) published the final Affordable Clean Energy (ACE) rule. At the same time, in a separate and distinct action, EPA finalized its repeal of the Clean Power Plan (CPP), determining that the CPP significantly exceeded the EPA's authority under the Clean Air Act. The final ACE rule requires states to develop unit-specific standards of performance based on six candidate technologies for heat rate improvements, plus best operation and maintenance practices. The ACE rule addresses carbon dioxide emissions from coal plants and does not include natural gas-fired combustion turbines, including combined cycle units, as affected sources. We have ownership interests in two power plants with affected units and are currently analyzing the final rule to determine its potential impact on operations. The ultimate impact of the ACE rule will depend on standards of performance set by Georgia, as well as any associated legal challenges, and cannot be determined at this time.

For a discussion regarding potential effects on our business from other environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2018 Form 10-K.

Liquidity

At September 30, 2019, we had $1.2 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $427 million in cash and cash equivalents and $797 million available under our $1.6 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities

	Authorized Amount	Available September 30, 2019		Expiration Date

	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$513	(1)	March 2020(2)
CFC Line of Credit(3)	110	110		December 2023
JPMorgan Chase Line of Credit	150	34	(4)	October 2021
Secured Facilities:
CFC Term Loan(3)	140	140	(3)	December 2023

(1)
Of the portion of this facility that was unavailable at September 30, 2019, $561 million was dedicated to support outstanding commercial paper and $136 million was related to letters of credit issued to support variable rate demand bonds.

(2)
We anticipate renewing this facility in the fourth quarter of 2019.

(3)
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

(4)
Of the portion of this facility that was unavailable at September 30, 2019, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.

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

Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760 million in the aggregate, of which $509 million remained available at September 30, 2019. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2019, the required minimum level was $750 million and our actual patronage capital was $1.0 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $12.0 billion and $4.0 billion, respectively. At September 30, 2019, we had $9.2 billion of secured indebtedness and $560.7 million of unsecured indebtedness outstanding.

At September 30, 2019, we had $564.0 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. See Note I of Notes to Unaudited Consolidated Financial Statements for additional information regarding this account.

Financing Activities

First Mortgage Indenture.    At September 30, 2019, we had $9.2 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2018 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    At September 30, 2019, we had two approved Rural Utilities Service-guaranteed loans being funded through the Federal Financing Bank totaling $1.1 billion that have $676.3 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of September 30, 2019, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

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

On March 15, 2019, we received an advance of $585 million under the original loan. In conjunction with this advance, we repaid a like amount of outstanding commercial paper. At September 30, 2019, aggregate Department of Energy-guaranteed borrowings under the original loan totaled $2.4 billion, including capitalized interest. In December 2019, we expect to receive the final advance under the original loan in the amount of $567 million. We have no amounts outstanding under the additional loan.

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

Item 4.    Controls and Procedures

As of September 30, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)
Date: November 13, 2019	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer
Date: November 13, 2019		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)