Form 10-K
period 2019-12-31
OGLETHORPE POWER CORP
filed 2020-03-23
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ________________ to ________________
Commission File No. 333-192954
_____________________________________________
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
2019 FORM 10-K ANNUAL REPORT

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
Any forward-looking statement speaks only as of the date of this annual report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•cost increases and schedule delays with respect to our capital improvement and construction projects, in particular, the construction of two additional nuclear units at Plant Vogtle;
•a decision by Georgia Power Company to cancel the additional Vogtle units or a decision by more than 10% of the co-owners of the additional Vogtle units not to proceed with the construction of the additional Vogtle units upon the occurrence of certain material adverse events;
•decisions made by the Georgia Public Service Commission in the regulatory process related to the two additional units at Plant Vogtle;
•our access to capital, the cost to access capital, and the results of our financing and refinancing efforts, including availability of funds in the capital markets;
•our ability to receive advances under the U.S. Department of Energy loan guarantee agreement for construction of two additional nuclear units at Plant Vogtle;
•the occurrence of certain events that give the Department of Energy the option to require that we repay all amounts outstanding under the loan guarantee agreement with the Department of Energy over a five-year period and the Department of Energy's decision to require such repayment;
•the continued availability of funding from the Rural Utilities Service;
•the impact of regulatory or legislative responses to climate change initiatives or efforts to reduce greenhouse gas emissions, including carbon dioxide;
•costs associated with achieving and maintaining compliance with applicable environmental laws and regulations, including those related to air emissions, water and coal combustion byproducts;
•legislative and regulatory compliance standards and our ability to comply with any applicable standards, including mandatory reliability standards, and potential penalties for non-compliance;
•increasing debt caused by significant capital expenditures;

•unanticipated changes in capital expenditures, operating expenses and liquidity needs;
•actions by credit rating agencies;
•commercial banking and financial market conditions;
•risks and regulatory requirements related to the ownership and construction of nuclear facilities;
•adequate funding of our nuclear decommissioning trust funds including investment performance and projected decommissioning costs;
•continued efficient operation of our generation facilities by us and third-parties;
•the availability of an adequate and economical supply of fuel, water and other materials;
•reliance on third-parties to efficiently manage, distribute and deliver generated electricity;
•acts of sabotage, wars or terrorist activities, including cyber attacks;
•changes in technology available to and utilized by us, our competitors, or residential or commercial consumers in our members' service territories, including from the development and deployment of distributed generation and energy storage technologies;
•early retirement of one or more of our co-owned coal facilities;
•the inability of counterparties to meet their obligations to us, including failure to perform under agreements;
•our members' ability to perform their obligations to us;
•our members' ability to offer their retail, commercial and industrial customers competitive rates;
•changes to protections granted by the Georgia Territorial Act that subject our members to increased competition;
•unanticipated variation in demand for electricity or load forecasts resulting from changes in population and business growth (and declines), consumer consumption, energy conservation and efficiency efforts and the general economy;
•general economic conditions;
•weather conditions and other natural phenomena;
•litigation or legal and administrative proceedings and settlements;
•unanticipated changes in interest rates or rates of inflation;
•significant changes in our relationship with our employees, including the availability of qualified personnel;
•significant changes in critical accounting policies material to us;
•hazards customary to the electric industry and the possibility that we may not have adequate insurance to cover losses resulting from these hazards;
•catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, such as influenza, or similar occurrences;

•the duration and severity of the current coronavirus (COVID-19) pandemic and its impact on our business operations, construction projects and members and their service territories; and
•other factors discussed elsewhere in this annual report and in other reports we file with the SEC.

ITEM 1. BUSINESS
OGLETHORPE POWER CORPORATION
General
We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 299 employees.
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
Our fleet of generating units total 7,863 megawatts of summer planning reserve capacity, which includes 738 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. We also supply financial and management services to support Green Power EMC's purchase of energy from 160 megawatts of renewable resources, including, low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities. See "– Relationship with Green Power EMC," "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" – and "PROPERTIES – Generating Facilities."

In 2019, two of our members, Jackson EMC and Cobb EMC, accounted for 14.4% and 13.8% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2019.
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
We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources, although not all members participate in all resources. For any future resource, we will assign fixed percentage capacity cost responsibilities only to members choosing to participate in that resource. The wholesale power contracts provide that each member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for future resources, whether or not that member has elected to participate in the resource, that are approved by 75% of the members of our board of directors, 75% of our members and members representing 75% of our patronage capital. In the event a member defaults on all or a portion of its payment obligation, the default amount is shared first among the participating members in each resource in which the defaulting member participates. If all these participating members default, each non-participating member is expressly obligated to pay a proportionate share of the default.
Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2019, we supplied energy that accounted for approximately 58% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
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
Under our first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates which are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. The margins for interest ratio is determined by dividing margins for interest by total interest charges on debt secured under our first mortgage indenture. Margins for interest is the sum of:
•our net margins (after certain defined adjustments), plus
•interest charges on all indebtedness secured under our first mortgage indenture, plus
•any amount included in net margins for accruals for federal or state income taxes.
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
Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2019, our equity ratio was 9.4%.
As of December 31, 2019, we had approximately $9.7 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.
Relationship with Federal Lenders
Rural Utilities Service
Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The President's budget for fiscal year 2021, which begins October 2020, proposes a loan program of $5.5 billion, the same as the current program level. However, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.
We have a loan contract with the Rural Utilities Service. Under the loan contract, we may have to obtain approval from the Rural Utilities Service or provide the Rural Utilities Service with a notice and an opportunity to object before we take certain actions, including, without limitation,
•significant additions to or dispositions of system assets,
•significant power purchase and sale contracts,
•changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts, and
•changes to plant ownership and operating agreements.
As of December 31, 2019, we had $2.5 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.
Department of Energy
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a loan guarantee agreement with the Department of Energy in 2014, pursuant to which the Department of Energy agreed to guarantee over $3.0 billion of our obligations under a multi-advance term loan facility with the Federal Financing Bank. Proceeds of advances made under the facility have been used to reimburse us for a portion of certain costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII loan guarantee program.
On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that added $1.6 billion to the loan guarantee. In connection with the increase of the loan guarantee, we entered into additional loan documents with the Federal Financing Bank to increase the aggregate amount available under the term loan facility.
As of December 31, 2019, we had advanced $3.0 billion in Department of Energy-guaranteed loans. In total, the Department of Energy-guaranteed loans will provide over $4.6 billion of long-term financing at lower interest rates than our alternative sources of financings. All advances received under this facility are secured under our first mortgage indenture.

Under the loan guarantee agreement, we may have to obtain approval from the Department of Energy or provide the Department of Energy with a notice and opportunity to object before we take certain actions, including, without limitation,
•the transfer of our undivided ownership interest in Vogtle Units No. 3 and No. 4 prior to commercial operation of both units,
•significant dispositions of assets pledged under our first mortgage indenture,
•changes to the wholesale power contracts and the formulary rate contained in the wholesale power contracts,
•certain changes to plant ownership and operating agreements relating to Vogtle Units No. 3 and No. 4, and
•agreeing to the removal or replacement of Georgia Power Company or Southern Nuclear Operating Company, Inc. in their respective roles as agents for the Co-owners in connection with the additional Vogtle units.
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
As of December 31, 2019, we had approximately $11.8 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures. Georgia System Operations has an additional $4.5 million that can be drawn under one of its loans with us.
Georgia Transmission has contracted with Georgia System Operations to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.

Relationship with Georgia Power Company
Our relationship with Georgia Power is a significant factor in several aspects of our business. Except for the Rocky Mountain Pumped Storage Hydroelectric Facility, Georgia Power, on behalf of itself as a co-owner and as agent for the other co-owners, is responsible for the construction and operation of all our co-owned generating facilities, including the construction of Vogtle Units No. 3 and No. 4. For further information regarding the agreements between Georgia Power and us, see "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements." Georgia Power supplies services to us and Georgia System Operations to support the scheduling and dispatch of our resources, including off-system transactions. Georgia Power and our members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973, commonly known as the Georgia Territorial Act (see "– Competition"). For further information regarding our members' relationships with Georgia Power, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition."
Relationship with Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 738 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
In March 2020, we made a $6.5 million loan available to Smarr EMC for the purpose of funding major maintenance expenditures. Currently, no amounts have been drawn under the loan.
Relationship with Green Power EMC
Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently manages 160 megawatts of renewable energy resources. By 2022, the capacity is expected to increase by at least 424 megawatts, bringing the total capacity to more than 584 megawatts. We supply financial and management services to Green Power EMC. For more information on the renewable resources of Green Power EMC, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
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
Many members are also providing or considering proposals to provide non-traditional products and services such as natural gas, telecommunications (including broadband) and other services. The Georgia Public Service Commission can authorize member affiliates to market natural gas but is required to condition any authorization on terms designed to ensure that cross-subsidizations do not occur between the electricity services of a member and the gas activities of its gas affiliates. Among other conditions, for members providing broadband services through an affiliate, the Georgia Public Service Commission must approve a cost allocation manual designed to ensure that cross-subsidizations do not occur between the broadband services and the electric and/or gas services of a member or its affiliates.

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

OUR POWER SUPPLY RESOURCES
General
We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2019, we supplied approximately 58% of the retail energy requirements of our members. Our members purchased the remaining 42% from a variety of suppliers, including Green Power EMC (renewable resources), Smarr EMC (gas-fired resources), Georgia Energy Cooperative (gas-fired resource), Southeastern Power Administration (hydroelectric power), and several power marketers and other wholesale suppliers. For more detailed information on these other purchases, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Generating Plants
Our fleet of generating units total 7,863 megawatts of summer planning reserve capacity, including 738 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG) and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.
See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
Power Purchase and Sale Arrangements
We currently have no material power purchase or sale agreements.
We supply financial and management services to support Green Power EMC's purchase of energy from 160 megawatts of renewable resources, plus an additional 424 megawatts under contract to be constructed. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
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

Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technical support and staff augmentation on a time and materials cost basis. The Services Agreement provides that it will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days’ written notice.
In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel’s performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2019, our total investment in the additional Vogtle units was approximately $4.9 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. As of December 31, 2019, approximately $307 million of this project-level contingency, or $92 million for our 30% interest, was allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers and workforce statistics.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Vogtle Units No. 3 and No. 4 and did not change the regulatory-approved in-service dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4. As part of this process, Southern Nuclear also established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the regulatory-approved in-service dates. The project has faced challenges with the April 2019 aggressive strategy targets, including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the regulatory-approved in-service dates. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near term milestone dates. Achieving completion in advance of the regulatory-approved in-service dates relies on meeting increased monthly production target values during 2020. Specifically, existing craft, including subcontractors, construction productivity must improve and be sustained above historical average levels, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained, and additional supervision and other field support resources must be retained. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.

In February 2020, Southern Nuclear also provided a schedule benchmark that forecasts production levels and adjusts project milestones to align with the regulatory-approved in-service dates. We believe the production levels and timeframes in this benchmark provide reasonable assurance that Units No. 3 and No. 4 will meet the regulatory-approved in-service dates of November 2021 and November 2022, respectively.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
Additionally, the current coronavirus (COVID-19) pandemic may disrupt or delay construction, testing, supervisory and support activities at Vogtle Units No.3 and No. 4. Southern Nuclear has implemented policies and procedures designed to mitigate the risk of transmission at the construction site, including limiting exposure of individuals who are showing symptoms consistent with coronavirus, being tested for coronavirus or in close contact with such persons, self-quarantine and additional precautionary measures. It is too early to determine what impact, if any, suspected or actual cases may have on the current construction schedule or budget.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The ultimate outcome of these matters cannot be determined at this time.
Co-Owner Contracts and Other Information
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
On January 11, 2018, the Georgia Public Service Commission issued an order related to the construction of Vogtle Units No. 3 and No. 4. Among other actions, the Public Service Commission (i) accepted Georgia Power’s recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. Third parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission’s January 11, 2018 order. On December 21, 2018, the Superior Court granted Georgia Power’s motion to dismiss the two appeals. On January 9, 2019, those parties appealed that decision to the Georgia Court of Appeals. On October 29, 2019, the Georgia Court of appeals remanded the case to the Fulton County Superior Court to clarify its ruling (i) that the Georgia Public Service Commission’s January 11, 2018 order was not a final, appealable decision and (ii) whether the petitioners showed that review of the Public Service Commission’s final order would not provide them an adequate remedy. Georgia Power has stated that it believes the petitions have no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Public Service Commission could have a material impact on our financial condition and results of operations.

As a result of an increase in the total project capital cost forecast and Georgia Power’s decision not to seek recovery of its allocation of the increase in the base capital costs and the increased construction budget in connection with Georgia Power’s 19th Vogtle construction monitoring (VCM) report in 2018, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 were required to vote to continue construction. In September 2018, the Co-owners unanimously voted to continue construction of Vogtle Units No. 3 and No. 4.
In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC that mitigated certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion (“EAC”) for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power’s forecast of $8.4 billion in Georgia Power’s nineteenth VCM report filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs;
•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and
•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).
If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option at the time the project budget forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. In this event, Georgia Power would have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Co-owner. If Georgia Power accepts the offer to purchase a portion of another Co-owner’s ownership interest in Vogtle Units No. 3 and No. 4, the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Co-owner and by Georgia Power as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Co-owner in accordance with the second and third bullets above will be treated as payments made by the applicable Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.
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
The ultimate outcome of these matters cannot be determined at this time.
Financing
In March 2019, we entered into an amended and restated loan guarantee agreement with the Department of Energy to increase our existing loan guarantee agreement from $3.1 billion to over $4.6 billion and amend other terms of the agreement. As of December 31, 2019, we have borrowed $3.0 billion under the loan guarantee agreement. For additional information regarding terms of the loan guarantee agreement with the Department of Energy, including conditions for future advances, potential repayment over a five-year period, covenants and events of default, see Note 7a of Notes to Consolidated Financial Statements.
We have also financed $1.9 billion of the capital costs of the Vogtle units through capital market debt issuances. Combined with the $4.6 billion loan guaranteed by the Department of Energy, we have arranged financing for more than 85% of our $7.5 billion budget. We anticipate financing any project costs not guaranteed by the Department of Energy in the capital markets. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see “MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loans.”
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

See “RISK FACTORS” for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
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
The following table shows the aggregate peak demand and energy requirements of our members for the years 2017 through 2019, and also shows the amount of their energy requirements that we supplied. From 2017 through 2019, peak demand of the members and their energy requirements have fluctuated based on various factors, including milder weather in 2017.

	Member Peak Demand (MW)(1)	Member Energy Requirements (MWh)
		Total(2)	Supplied by Oglethorpe(3)
2019	9,476	40,385,813	23,255,861
2018	8,858	40,179,743	23,011,079
2017	8,716	37,880,696	23,813,679
(1)System peak hour demand of our members measured at our members' delivery points (net of system losses), adjusted to include requirements served by us and member resources, to the extent known by us, behind the delivery points.
(2)Retail requirements served by our and member resources, adjusted to include requirements served by resources, to the extent known by us, behind the delivery points. See "– Member Power Supply Resources."
(3)Includes energy supplied to members for resale at wholesale. Also includes energy we supplied to our own facilities.
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
The President's budget for fiscal year 2021, which begins October 2020, proposes a loan program level of $5.5 billion, the same as the current program level. However, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."
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
Member Power Supply Resources
Oglethorpe Power Corporation
In 2019, we supplied approximately 58% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power

Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.
Contracts with Southeastern Power Administration
Our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. Five of our members have terminated or given notice to terminate their contracts with SEPA, with negotiated termination dates of March 31, 2019 (34 megawatts), December 31, 2019 (13 megawatts), July 31, 2020 (2 megawatts), and December 31, 2020 (6 megawatts). A sixth member has agreed to purchase an additional 12 megawatts beginning August 1, 2020. In 2019, the aggregate SEPA allocation to the members was 529 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint EMC, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, 35 of our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.
Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 738 megawatts. The 35 members participating in these two facilities purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements that will continue until terminated by one year's written notice by Smarr EMC or the respective member.
Green Power EMC
Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 160 megawatts of low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities, with an additional 424 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, nine solar facilities with a total of 9 megawatts.
Georgia Energy Cooperative
Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.
Other Member Resources
Our members obtain their remaining power supply requirements from various sources. Thirty-one members are parties to requirements contracts with third parties for some or all of their incremental power needs. The other members use a portfolio of short-term and long-term power purchase contracts to meet their incremental requirements. These requirements contracts and long-term power purchase contracts have remaining terms ranging from 3 to 30 years.
These other purchases include 266 megawatts from solar facilities under long-term contracts, with an additional 332 megawatts under construction.
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

REGULATION
Environmental
General
As an electric utility, we are subject to a wide range of federal, state and local environmental laws. Air emissions, solid waste disposal, water discharges and water usage are extensively controlled, closely monitored and periodically reported. The manner in which various types of wastes can be stored, transported and disposed is also comprehensively regulated.
In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent. Although we have installed an extensive array of environmental control systems at our plants to ensure continued compliance with all existing applicable requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other regulated air pollutants at Plants Scherer and Wansley, new environmental regulatory requirements could be imposed. Such additional requirements, if adopted, could substantially increase the cost of electric service, by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in civil and criminal penalties and could even require the complete shutdown of individual generating units not in compliance in some cases. Certain of our debt instruments also require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although we intend to comply with all current and future regulations, we cannot guarantee that we will always be in full compliance with every applicable requirement.
Our capital expenditures and operating costs continue to reflect expenses necessary to comply with all applicable environmental standards. For further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."
Air Quality
Environmental regulations adopted at the federal and state levels have had and will continue to have a significant impact on the electric utility industry. The most significant environmental regulations for us continue to be the requirements imposed under the Clean Air Act. These requirements include stringent regulations for controlling emissions of sulfur dioxide, nitrogen oxides, particulate matter, mercury, greenhouse gases, and other air pollutants from affected electric utility units, including the coal-fired units at Plants Scherer and Wansley. The Environmental Protection Agency, or EPA, has actively regulated emissions under the Clean Air Act and the following are the most significant ongoing Clean Air Act regulatory requirements that affect or may affect our business.
National Ambient Air Quality Standards and Nonattainment Updates.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for the following six air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA is required to review the existing NAAQS every five years to determine whether any standards should be made more stringent. Pursuant to a review completed in 2015, EPA tightened the NAAQS for ground-level ozone. In response to EPA's adoption of the 2015 eight-hour ozone NAAQS, Georgia submitted proposed ozone air quality designations and recommend that eight counties in the Atlanta area be designated "nonattainment" and the other counties in Georgia be classified as "attainment or unclassifiable." Nonattainment is defined as having air quality that fails to meet the minimum levels established by the NAAQS. In 2018, the nonattainment designations for those eight counties in Georgia became effective.
In December 2018, EPA published a final rule that established the requirements and procedures that states must follow in implementing the control measures and other applicable requirements necessary to achieve the 2015 NAAQS ozone standard through State Implementation Plans (SIPs). For Georgia, the SIP will establish control measures and other requirements to bring back into attainment the eight counties designated as nonattainment. The SIP measures will likely impose, among other things, additional nitrogen oxide and volatile organic compound emission reduction requirements on many of the major stationary sources located within the designated eight counties and in surrounding counties if those emissions are deemed to contribute significantly to the nonattainment status of this Atlanta ozone nonattainment area. Georgia must submit its SIP to EPA by August 3, 2021.

Furthermore, Georgia may have to adopt additional emissions reductions to address the interstate transport of ozone air pollution that contributes significantly to attainment or interferes with the maintenance of the 2015 ozone NAAQS in neighboring states. At this time, no determination has been made regarding whether emissions sources in Georgia are significantly contributing to such an ozone nonattainment air quality problem.
While our coal-fired power plants have installed control systems to reduce emissions and achieve current ambient air quality standards, new or revised NAAQS could lead to additional emissions reduction requirements. The costs of any additional or upgraded pollution control equipment that could be required because of new or revised NAAQS cannot be determined at this time.
Air Quality Summary.  We believe that the emission control systems currently installed at Plants Scherer and Wansley are generally sufficient to meet the air quality requirements described above. However, additional emissions reduction requirements could be imposed on major sources within Georgia, including our co-owned coal-fired plants, to remedy any local and interstate transport air quality problems for the 2015 eight-hour ozone standard. Subsequent developments, including litigation and new implementation approaches adopted by EPA and Georgia could require significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plants Scherer and Wansley.
Carbon Dioxide Emissions and Climate Change
Emissions of carbon dioxide from our fossil-fueled power plants totaled 10.2 million short tons in 2019.
On July 8, 2019, the EPA issued the final Affordable Clean Energy (ACE) rule to repeal the Clean Power Plan and adopt a replacement rule for regulating carbon dioxide emissions from existing affected coal-fired electric generating units. The ACE rule is an "inside the fence" regulation that establishes guidelines for reducing carbon dioxide from existing affected units through heat rate efficiency improvement measures. The ACE rule requires states to develop plans to implement the rule. The ACE rule gives states considerable flexibility to consider remaining useful life and other factors when setting performance standards to limit carbon dioxide from affected units and to establish compliance requirements and deadlines.
Legal challenges to the ACE rule are pending before the U.S. Court of Appeals for the D.C. Circuit. The ultimate impact of the ACE rule on us cannot be determined at this time and will depend on the outcome of the pending litigation and how the rule is implemented in Georgia; however, currently we do not expect the rule to have a significant effect on our operating costs. Among other things, Georgia will have the primary responsibility of setting the carbon dioxide performance standards based on heat rate efficiency improvement measures within the State. Several of the anticipated heat rate improvements have already been completed at Plants Scherer and Wansley, our co-owned coal-fired facilities, and we expect that any additional improvements will be minor.
Because some of the heat rate efficiency improvement measures could potentially trigger New Source Review (NSR), the proposed ACE rule included a modification to the NSR program by adding a "maximum hourly emission increase" test that reduces the likelihood of triggering NSR permitting requirements. This change was not included in the final ACE rule but is expected to be adopted through a separate EPA rulemaking action in 2020.
Additional regulation of carbon dioxide could occur at the federal or state level. One example is potential federal legislation that would require stringent reductions in carbon dioxide emissions from all fossil-fueled electric generation facilities nationwide. In addition, EPA could take regulatory actions to require more stringent control requirements to reduce carbon dioxide emissions under its existing legal authority. At this time, we cannot predict the outcome of any legislative or regulatory changes or the result of potential litigation challenging any of these actions.
Coal Combustion Residuals and Steam Electric Power Generating Effluent Guidelines
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from electric utilities as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that applies to certain wastewater discharges from fossil fuel-fired steam electric power plants, including Plants Scherer and

Wansley. Since adopting the CCR and ELG rules, EPA has begun to adopt revisions to the compliance deadlines and substantive requirements of the two rules.
ELG Rule Changes. In 2017, EPA extended the ELG compliance deadlines to meet discharge limitations for scrubber wastewater and bottom ash transport water from affected coal-fired units, including Plants Scherer and Wansley to November 1, 2020. On November 22, 2019, EPA issued a proposed rule to moderate the discharge limitations on these two wastestreams under the current ELG regulations. EPA is expected to issue a final rule by August 2020. The impact of the final rule will depend on the content of the final rule as well as any litigation resulting from challenges to the rule.
CCR Rule Changes. In 2016, in response to EPA's CCR rulemaking, the Georgia Environmental Protection Division (EPD) adopted new requirements to regulate CCR wastes. These new rules incorporated EPA's requirements as well as State-only requirements for managing CCR wastes in Georgia. These State requirements were implemented and are enforced through a permit system that was substantially approved by EPA on December 16, 2019. Once CCR permits are issued by Georgia EPD, federal citizen suits under RCRA to enforce federal CCR requirements incorporated in the state permit will not be allowed and permit challenges will be handled through EPD's existing administrative process. Georgia's existing CCR regulations are not anticipated to have a material impact on our compliance obligations under the federal CCR rule. However, we cannot predict the impact of any changes to Georgia's CCR regulations including potential legislation or litigation initiatives.
On December 2, 2019, EPA issued a proposed rule to establish new deadlines by which unlined surface impoundments may no longer receive CCR waste and non-CCR wastestreams. EPA proposed additional revisions to the CCR rule in February 2020 that clarified circumstances under which alternative liners may be used, when coal ash may be used in the closure of landfills and impoundments, and that post-closure groundwater monitoring is required if coal ash is removed from a landfill or impoundment. In 2019, Georgia Power ceased sending CCR to the ash ponds at Plants Scherer and Wansley. Similarly, Georgia Power is in the final stages of completing a new wastewater treatment system that will receive and manage the non-CCR wastestreams at Scherer. As a result, these new closure deadlines are not expected to impact our operations. Although no litigation related to CCR is now pending, we cannot predict whether there will be any future lawsuits on the requirements for closing these impoundments or remedying any impacts of the impoundments may be having on groundwater.
In 2018, Georgia Power applied for CCR permits to close the ash ponds at Plants Scherer and Wansley in place using advanced engineering methods. The permit applications Georgia Power filed with the Georgia EPD estimated closing activities to be completed in 2026 for Plant Wansley and 2031 for Plant Scherer. Our current estimated expenditures for the settlement of related asset retirement obligations are approximately $400 million to $550 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds. See Note 1 of Notes to Consolidated Financial Statements. In addition, current estimates suggest that our capital expenditures to comply with the applicable CCR requirements and effluent discharge limitations will be approximately $325 million to $350 million for conversion to dry ash handling, landfill construction and wastewater treatment. More definitive cost estimates will continue to be developed as the processes of rule evaluation, compliance approach and design and construction implementation proceed. The ultimate impacts associated with the federal and state CCR rules and the federal effluent discharge limitations, any revised regulation or legislation at the state or federal level and related litigation challenging such rules, or future legislation cannot be determined at this time. If the proposed closure plans are not approved or Georgia's requirements for coal ash disposal are subsequently revised, and we and other co-owners at Plants Scherer and Wansley are instead required to construct lined coal ash facilities, our estimated compliance costs would increase materially.
Water Use and Wastewater Issues
In 2015, the U.S. Court of Appeals for the Sixth Circuit stayed a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revised the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would have significantly expanded the scope of federal jurisdiction under the Clean Water Act. Although the rule was not expected to have a substantial impact on our existing operations, it would likely have increased permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. In July 2017, EPA proposed a two-step process to address the stayed rule and followed that proposal with a supplemental proposed rule in June 2018. The first step replaces the 2015 regulations that defined waters of the U.S. with those that were in effect prior to the 2015 rule. In the second step, EPA proposed a rule in December 2018 replacing the 2015 definition with a revised definition that clarifies and narrows the scope of federal authority under the Clean Water Act. A final rule incorporating the proposed rules was issued on

January 23, 2020. While there is minimal direct impact to our operations as a result of the final rule, we cannot determine the ultimate impact of any change to that rule or any litigation challenging that rule or any replacement rule at this time.
Other Environmental Matters
We are subject to other environmental statutes including, but not limited to, the Georgia Water Quality Control Act, the Georgia Hazardous Site Response Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act, and the regulations implementing these environmental statutes. We do not believe that compliance with these statutes and regulations will have a material impact on our financial condition or operation of our facilities. Changes to any of these laws, however, could affect many areas of our operations. Although compliance with new environmental legislation could have a significant impact on those operations, such impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.
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
While we will continue to exercise our best efforts to comply with all applicable regulations, there can be no assurance that we will always be in full compliance with all applicable current and future environmental requirements. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond our control, could result in civil and criminal penalties and could even force the complete shutdown of individual generating units not in compliance with these regulations in some cases. Any additional federal or state environmental restrictions imposed on our operations could result in significant additional compliance costs, including capital expenditures. Such costs could affect future unit retirement and replacement decisions and may result in significant increases in the cost of electric service. The cost impact of future legislation, regulation, judicial interpretations of existing laws or regulations, or international obligations will depend upon the specific requirements thereof and cannot be determined at this time.
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

ITEM 1A. RISK FACTORS
The following describes the most significant risks, in management’s view, that may affect our business and financial condition or the value of our debt securities. This discussion is not exhaustive, and there may be other risks that we face which are not described below. The risks described below, as well as additional risks and uncertainties presently unknown to us or currently not deemed significant, could negatively affect our business operations, financial condition and future results of operations.

Our participation in the construction of Vogtle Units No. 3 and No. 4 could have a material impact on our financial condition and results of operations.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2019, our total investment in the additional Vogtle units was approximately $4.9 billion. The regulatory-approved in-service dates for Vogtle Unit No. 3 and No. 4 are November 2021 and November 2022, respectively.
We and the other Co-owners are responsible for construction costs based on our ownership percentages. Factors that could lead to further cost increases and schedule delays or even the inability to complete this project include:
•performance by Georgia Power as agent for the Co-owners and performance by Southern Nuclear as construction manager;
•performance by Bechtel under the Bechtel Agreement as well as subcontractor and supplier performance, including compliance with the design specifications approved and quality standards set forth by the Nuclear Regulatory Commission;
•changes in labor costs, availability and productivity;
•shortages, delays, increased costs or inconsistent quality of labor, equipment and materials;
•performance by Westinghouse under the Services Agreement;
•increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays;
•delays or failure to receive necessary permits, approvals and other regulatory authorizations;
•engineering or design problems;
•delays in start-up activities (including major equipment failure, system integration or regional transmission upgrades) and/or operational performance;
•operational readiness, including specialized operator training and required site safety programs;
•the outcome of any legal challenges to the project, including legal challenges to regulatory approvals;
•erosion of public and policymaker support;
•contract disputes;
•changes in project design or scope;
•impacts of new and existing laws and regulations, including environmental laws and regulations;
•adverse weather conditions;
•catastrophic events, natural disasters and pandemic health events; and
•work stoppages.
Additionally, the current coronavirus (COVID-19) pandemic may disrupt or delay construction, testing, supervisory and support activities at Vogtle Units No. 3 and No. 4. Southern Nuclear has implemented policies and procedures designed to mitigate the risk of transmission at the construction site, including limiting exposure of individuals who are showing symptoms consistent with coronavirus, being tested for coronavirus or in close contact with such persons, self-quarantine and additional precautionary measures. It is too early to determine what impact, if any, suspected or actual cases may have on the current construction schedule or budget.
The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. As of December 31, 2019, approximately $307 million of this project-level contingency, or $92 million for our 30% interest, was allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Vogtle Units No. 3 and No. 4 and did not change the regulatory-approved in-service dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4. As part of this process, Southern Nuclear also established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the regulatory-approved in-service dates. The project has faced challenges with the April 2019 aggressive strategy targets, including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.
In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the regulatory-approved in-service dates. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near term milestone dates. Achieving completion in advance of the regulatory-approved in-service dates relies on meeting increased monthly production target values during 2020. Specifically, existing craft, including subcontractors, construction productivity must improve and be sustained above historical average levels, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained, and additional supervision and other field support resources must be retained. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
In February 2020, Southern Nuclear also provided a schedule benchmark that forecasts production levels and adjusts project milestones to align with the regulatory-approved in-service dates. We believe the production levels and timeframes in this benchmark provide reasonable assurance that Units No. 3 and No. 4 will meet the regulatory-approved in-service dates of November 2021 and November 2022, respectively.
Pursuant to the Global Amendments, Georgia Power agreed to mitigate certain financial exposure for the other Co-owners. In the event that construction costs exceed the EAC in the nineteenth VCM report by more than $800 million up to $2.1 billion, Georgia Power will be responsible for an increasing percentage of construction costs, subject to exceptions, up to a maximum of an additional $180 million, and each Co-owner would maintain its existing ownership interest. In the event that the EAC exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power’s costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule.
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

In connection with our share of the cost to construct the additional units at Plant Vogtle, in 2014 we obtained a loan from the Federal Financing Bank and a related loan guarantee from the Department of Energy pursuant to which we funded $3.0 billion of eligible project costs. On March 22, 2019, we obtained an additional $1.6 billion loan from the Federal Financing Bank and amended and restated the loan guarantee agreement with the Department of Energy. As of December 31, 2019, we had no remaining borrowing capacity under the original loan. If we draw the entire amount of the additional loan, the aggregate amount of Department of Energy-guaranteed loans available to us for Vogtle Units No. 3 and No. 4 will be $4.6 billion. Based on our current budget for Vogtle Units No. 3 and No. 4, which includes Oglethorpe and project-level contingency, and our ability to draw the remaining amount of the Department of Energy-guaranteed loans, we anticipate that we will need to raise up to $1 billion of additional long-term funding in the capital markets through 2023.

Access to the committed funds under the additional Department of Energy-guaranteed loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. In addition, the occurrence of certain adverse events would give the Department of Energy discretion to require that we repay all amounts outstanding under the loan guarantee agreement over a five-year period. In the event that we are unable to draw the full amount of the additional loan or are required to repay amounts outstanding over a five year period, we expect that we would finance those project expenditures in the capital markets which would likely be at a higher cost. See Note 7a of Notes to Consolidated Financial Statements for additional information about the terms of the loan guarantee agreement and related conditions.

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

In addition, market disruptions could constrain, at least temporarily, lenders’ willingness or ability to perform their obligations under existing credit agreements and our ability to access additional sources of capital on favorable terms or at all. These disruptions include:

•instability in domestic or foreign financial markets;
•a tightening of lending and lending standards by banks and other credit providers;
•the overall health of the energy and financial industries;
•economic downturns or recessions;
•negative events in the energy industry, such as the bankruptcy of an unrelated energy company or the occurrence of a significant natural disaster;
•war or threat of war; and
•terrorist attacks or threatened attacks on our facilities or the facilities of unrelated energy companies.

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

Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. Potential new or stricter environmental laws and regulations, including those designed to address air and water quality, greenhouse gas emissions, including carbon dioxide, coal combustion residuals and other matters, may result in significant increases in compliance costs or operational restrictions.

As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Through 2019, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia’s “multi-pollutant rule” and EPA’s MATS, two air quality control regulations that have had a significant impact on our business to date. In addition, as of December 31, 2019, we have spent approximately $239 million on capital expenditures related to the coal ash handling and effluent limitation guidelines described below, and expect to spend approximately $102 million more in the near future.

Although the current administration has relaxed certain federal regulations, potential future legislation or regulations at the federal or state level may create new requirements and operational hurdles. More stringent or new standards could require us to modify the design or operation of existing facilities and result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members. Examples of current and potential regulations are discussed below.

In July 2019, the EPA issued the final Affordable Clean Energy (ACE) rule to replace the Clean Power Plan. The ACE rule addresses carbon dioxide emissions from coal plants and requires states to develop unit-specific standards of performance based on six candidate technologies for heat rate improvements, plus best operation and maintenance practices. The ACE rule is currently being challenged in the U.S. Court of Appeals for the D.C. Circuit. The ultimate impact of the ACE rule on us will depend on the performance standards set by Georgia,however, at this time we do not expect the rule to have a significant effect on our current operating costs. The outcome of associated legal challenges cannot be determined at this time.

Even if the ACE rule survives legal challenges and is implemented by the states, we expect that efforts to limit greenhouse gas emissions, including carbon dioxide, will continue. For example, the U.S. House of Representatives recently proposed a framework for legislation requiring the U.S. to achieve net-zero greenhouse gas emissions, including a 100% clean electricity standard, by 2050. Although this legislation is currently unlikely to become law in the near-term, some of the proposals could serve as the basis for future legislation. The timing, cost and effect of any future laws or regulations attempting to reduce greenhouse gas emissions are uncertain; however, certain laws or regulations could impose substantial costs on our business and operational restrictions on certain of our generating facilities, particularly our coal-fired units.

In April 2015, the EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. To comply with this rule, the ash ponds at Plants Wansley and Scherer ceased receiving new coal ash in early 2019 and Georgia Power has estimated closure activities for the ash ponds to be completed in 2026 and 2031, respectively. Currently, we and Georgia Power anticipate utilizing advanced engineering methods to close the existing ash ponds in place and have proposed such a plan to the Georgia Environmental Protection Division. The proposed closure plans are currently awaiting review. If the proposed plans are not approved or state requirements for coal ash disposal are subsequently revised and we and the other co-owners of Plants Scherer and Wansley are instead required to construct lined coal ash disposal facilities, our estimated compliance costs would increase materially. In September 2015, the EPA also finalized a rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. We have already begun investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines and estimate our total capital cost for compliance to be $325 million to $350 million. Expenditures for the settlement of related asset retirement obligations are approximately $400 million to $550 million (in year of expenditure dollars). We continue to review the ultimate cost of these rules on our co-owned coal facilities.

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

While we will continue to exercise our best efforts to comply with all applicable regulations, there can be no assurance that we will always be in compliance with all current and future environmental requirements. Failure to comply with existing and future requirements, even if this failure is caused by factors beyond our control, could result in civil and criminal penalties and could cause the complete shutdown of individual generating units not in compliance with these regulations. Any additional federal or state environmental restrictions imposed on our operations could result in significant additional compliance costs, including capital expenditures. Such costs could affect future unit retirement and replacement decisions and may result in significant increases in the cost of electric service. The cost impact of future legislation, regulation, judicial interpretations of existing laws or regulations, or international obligations will depend upon the specific requirements thereof and cannot be determined at this time. For additional information regarding certain environmental regulations to which our business is subject, see “BUSINESS —REGULATION—Environmental.”

Our capital expenditures, particularly in relation to the additional units under construction at Plant Vogtle, are projected to be significant and will continue to increase our debt, which is constraining certain of our financial metrics and may also adversely affect our credit ratings which would likely increase our borrowing costs and could decrease our access to capital.

We are in the midst of a multi-year capital spending plan to fund our participation in the construction of Vogtle Units No. 3 and No. 4. Our current project budget for the additional Vogtle units is $7.5 billion, and our investment as of December 31, 2019 was $4.9 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2019, we had $9.7 billion of long-term debt outstanding, an increase of $5.5 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $12.6 billion. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

In order to increase financial coverage during this period of generation expansion, our board of directors has approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2020 our board of directors again approved a margins for interest ratio of 1.14.

We own and are participating in the construction of nuclear facilities which give rise to environmental, regulatory, financial and other risks.

We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 17% of our total gross generating capacity and 43% of our energy generated during 2019. Our ownership interests in these facilities expose us to various risks, including:

•potential liabilities relating to harmful effects on the environment and human health and safety resulting from the operation of these facilities and the on-site storage, handling and disposal of radioactive materials, including spent nuclear fuel;
•uncertainties with respect to the technological and financial aspects of and the ability to maintain and anticipate adequate capital reserves for decommissioning these facilities at the end of their operational lives;
•significant capital expenditures relating to maintenance, operation, security and repair of these facilities, including repairs or modifications required by the Nuclear Regulatory Commission;
•potential liabilities arising out of nuclear incidents caused by natural disasters, terrorist attacks, cyber security attacks or otherwise, including the payment of retrospective insurance premiums, whether at our own plants or the plants of other nuclear owners; and
•uncertainties with respect to the off-site storage and disposal of spent nuclear fuel in the event that on-site storage is not sufficient.

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

We maintain an internal fund and an external trust fund to pay for the estimated cost of decommissioning our existing nuclear facilities. We continue to collect and deposit additional funds into the internal fund. If the values of the investments in the funds significantly decrease or the anticipated decommissioning costs significantly increase, it is possible that the decommissioning costs could exceed the funds available and we would have to collect additional revenue from our members to pay the unfunded costs.

In addition to our ownership of existing nuclear units, we are participating with the other Co-owners of Plant Vogtle in the construction of two additional nuclear units at the Plant Vogtle site. See “BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4.”

We could be adversely affected if we or third parties operating certain of our co-owned facilities are unable to continue to operate our facilities in a successful manner.

The operation of our generating facilities may be adversely impacted by various factors, including:

•the risk of equipment and information technology failure or operator error;
•operating limitations that may be imposed by environmental or other regulatory requirements;
•physical or cyber attacks against us or key suppliers or service providers;
•interruptions or shortages in fuel, water or material supplies;
•transmission constraints or disruptions;
•compliance with electric reliability organizations’ mandatory reliability and record keeping standards, including mandatory cyber security standards;
•the ability to maintain a qualified workforce;
•an environmental event, such as a spill or release;
•labor disputes; or
•catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, such as the current coronavirus (COVID-19) outbreak, or similar occurrences.

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

Further, a significant percentage of our energy is generated at co-owned facilities that are operated by Georgia Power and Southern Nuclear. We rely on these third parties for the continued operation of these facilities to avoid potential interruptions in service from these facilities. If these third parties are unable to operate these facilities, the cost of electric service we provide to our members, or the cost of replacement electric service, may increase. See “BUSINESS—OGLETHORPE POWER CORPORATION—Relationship with Georgia Power Company” and “Properties—Co-Owners of Plants” and “—Plant Agreements” for discussions of our relationship with Georgia Power and our co-owned facilities.

Advances in power generation and energy storage technologies, including decreasing renewable energy costs and the broad adoption of distributed generation technologies, in our members’ service territories could result in the cost of our electric service being less competitive.

Our business model is to provide our members with wholesale electric power at the lowest possible cost. A key element of this model is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. Renewable energy, distributed generation or energy storage technologies currently exist or are in development, such as large-scale batteries, fuel cells, micro turbines, windmills and solar cells, some of which are capable of producing or storing electric power at costs that are comparable with, or lower than, our cost of generating power. If these technologies were to develop sufficient economies of scale and be broadly adopted in our members’ service territories, it could adversely affect our ability to recover the fixed costs related to and the value of our generating facilities and significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

Changes in fuel prices could have an adverse effect on our cost of electric service.

We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. For 2019, our primary fuel price exposure was to natural gas, as natural gas expenses constituted 64% of our fuel costs for the year. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members’ risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Despite the continued low prices for domestic natural gas prices, natural gas prices have historically been more volatile than other fuel sources and stable pricing cannot be assured. Further, the availability of shale gas and potential regulations affecting its accessibility and transport may have a material impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

If we were unable to obtain an adequate supply of fuel, our ability to operate our facilities could be limited.

We obtain our fuel supplies, including natural gas, coal and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, environmental regulations, inadequate infrastructure, labor relations or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. For example, there are only a few facilities that fabricate fuel for our nuclear units and if there was an interruption in production at one of those facilities, it could impact our ability to obtain fuel for our nuclear generating facilities on a timely basis. Natural gas supplies are also subject to disruption due to natural disasters and similar events, infrastructure failure or may be unavailable due to significantly increased demand caused by exceptionally cold weather. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and, as a result, affect our members’ ability to perform their contractual obligations to us.

We, the co-owners or the operating agent for our co-owned coal plants may retire one or more of our coal-fired generation units in advance of our currently assumed retirement dates which could result in rate recovery challenges.

We own or lease a 60% interest in Plant Scherer Units No. 1 and No. 2 and a 30% interest Plant Wansley Units No. 1 and No. 2 which together constitute 22% of our total summer planning reserve capacity. The percentage of gross energy generated by coal-fired resources we sell to our members has decreased from 45% in 2008 to 10% in 2019. This decrease was largely driven by other generation resources being more economical and our acquisition of additional natural gas-fired resources. Additional lower cost generation could further displace existing coal-fired generation which may make continued operation uneconomical.

In addition to these pressures, potential new environmental standards could require additional capital expenditures or operating costs that make continued operation of some of the units uneconomical. Some banking and insurance companies have also voluntarily implemented policies to limit lending to, investing in and insuring utilities that significantly rely on coal-fired generation assets. We are not aware that any of those policies have directly impacted us to date. Similar pressures on coal producers have also increased and could impact our price and supply of coal.

Early retirement of one or more coal units could require us to recover the undepreciated costs for the unit over a shorter period. The ultimate impact of any early retirement on us and our members would depend on several factors, including the proposed retirement date, our ability to recover costs after the retirement date, the price of any replacement energy and cannot be determined at this time. In order to mitigate the rate impact of any early retirement on our members, we would likely apply for regulatory accounting treatment to spread the early retirement costs over an extended period. These increased costs could affect our members’ ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

Many of our generating facilities were constructed more than 30 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period of time, or other service-related interruptions. Further, maintaining facility availability and compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities and we may determine to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members’ ability to perform their contractual obligations to us.

Our ability to meet our financial obligations could be adversely affected if our members fail to perform their contractual obligations to us.

We depend primarily on revenue from our members under the wholesale power contracts to meet our financial obligations. Our members are our owners, and we do not control their operations or financial performance.

Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Parties have unsuccessfully sought and will likely continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members’ service territories which could affect our members’ financial performance. Further, our members must forecast their load growth and power supply needs. If our members acquire more power supply resources than needed, whether from us or other suppliers, or fail to acquire sufficient resources, our members’ rates could increase excessively and affect their financial performance. Also, in times of weak economic conditions, sales by our members may not be sufficient to cover costs without rate increases, and our members may not collect all amounts billed to their consumers. Although each member has financial covenants to set rates to maintain certain margin levels and our members’ rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, we are exposed to the risk that one or more members could default in the performance of their obligations to us under the wholesale power contracts. Our ability to satisfy our financial obligations could be adversely affected if one or more of our members, particularly one of the larger members, defaulted on their payment obligations to us. Although the wholesale power contracts obligate non-defaulting members to pay the amount of any payment default pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting members would be able to fulfill this obligation.

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

In the context of facility construction, a counterparty’s failure to perform its contractual obligations under the applicable agreement could impact the project cost and schedule and potentially project completion.

Regardless of our financial condition, investors’ ability to trade our debt securities may be limited by the absence of an active trading market and there is no assurance that any trading market will develop or continue to remain active.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Generating Facilities
The following table sets forth certain information with respect to our generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Our Share of Nameplate Capacity (megawatts)	Commercial Operation Date	License Expiration Date
Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	269.9	1975	2034
Unit No. 2	Nuclear	30	268.8	1979	2038

Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0	1987	2047
Unit No. 2	Nuclear	30	348.0	1989	2049

Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5	1976	N/A	(1)
Unit No. 2	Coal	30	259.5	1978	N/A	(1)
Combustion Turbine	Oil	30	14.8	1980	N/A	(1)

Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8	1982	N/A	(1)
Unit No. 2	Coal	60	490.8	1984	N/A	(1)

Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5	1995	2026

Doyle (near Monroe, Ga.)	Gas	100	325.0	2000	N/A	(1)

Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0	2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206.0	2003	N/A	(1)

Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0	2003	N/A	(1)

Hawk Road (near Franklin, Ga.)	Gas	100	500.0	2001	N/A	(1)

Hartwell (near Hartwell, Ga.)	Gas-Oil	100	300.0	1994	N/A	(1)

Smith (near Dalton, Ga.)
Unit No. 1	Gas	100	630.0	2002	N/A	(1)
Unit No. 2	Gas	100	620.0	2002	N/A	(1)
(1)Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by the Federal Energy Regulatory Commission.

Plant Performance
The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2019	2018	2017	2019	2018	2017
Plant Hatch
Unit No. 1	262.2	98%	91%	95%	99%	91%	95%
Unit No. 2	264.3	82	95	92	82	96	93

Plant Vogtle
Unit No. 1	344.5	100	93	92	102	96	93
Unit No. 2	344.7	92	100	95	93	102	97

Plant Wansley
Unit No. 1	261.6	75	90	95	4	14	9
Unit No. 2	261.6	93	91	95	7	8	4
Combustion Turbine(4)	0	61	62	41	0	0	0

Plant Scherer
Unit No. 1	515.0	81	84	71	13	39	23
Unit No. 2	515.0	97	77	96	40	41	52

Rocky Mountain(5)
Unit No. 1	272.3	88	78	97	16	13	18
Unit No. 2	272.3	90	44	77	19	11	16
Unit No. 3	272.3	93	82	78	15	17	17

Doyle(5)	281.0	60	50	55	3	2	1

Talbot(5)	682.3	79	75	77	8	8	5

Chattahoochee	466.0	94	79	91	80	65	82

Hawk Road(5)	486.9	54	68	83	11	11	10

Hartwell(5)	305.5	84	75	80	13	6	3

Smith
Unit No. 1	658.6	75	43	86	53	29	57
Unit No. 2	658.6	81	90	86	61	67	59
TOTAL	7,124.7
(1)Summer Planning Reserve Capacity is the amount used for 2020 capacity reserve planning.
(2)Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is derated from its rated capacity.
(3)Capacity Factor is a measure of the actual output of a unit as a percentage of its potential output.
(4)The Wansley combustion turbine is used primarily for emergency service and is rarely operated except for testing.
(5)Rocky Mountain, Doyle, Talbot, Hawk Road and Hartwell, primarily operate as peaking plants, which results in low capacity factors.
The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor. Due to low natural gas prices relative to the cost of coal purchased for Plant Wansley, it has been dispatched at lower levels in recent years.
Fuel Supply
For information regarding the electricity generated with each fuel type and its cost, see "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations – Operating Expenses."

Coal.    Coal for Plant Wansley is purchased in spot market transactions. As of February 29, 2020, we had a 69-day coal supply at Plant Wansley based on continuous operation. Plant Wansley burns bituminous coal purchased primarily from coal mines in the Illinois Basin.
Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 29, 2020, our coal stockpile at Plant Scherer contained a 67-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.
We separately dispatch Plants Wansley and Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 720 railcars to transport coal to these two facilities.
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

	Nuclear				Coal-Fired				Pumped Storage
	Plant Hatch		Plant Vogtle(2)		Plant Wansley		Plant Scherer Units No. 1 & No. 2		Rocky Mountain		Total
	%	MW(1)	%	MW(1)	%	MW(1)	%	MW(1)	%	MW(1)	MW(1)
Oglethorpe	30.0	539	30.0	1,356	30.0	519	60.0	982	74.6	633	4,029
Georgia Power	50.1	900	45.7	2,066	53.5	926	8.4	137	25.4	215	4,244
MEAG	17.7	318	22.7	1,026	15.1	261	30.2	494	—	—	2,099
Dalton	2.2	39	1.6	72	1.4	24	1.4	23	—	—	158
Total	100.0	1,796	100.0	4,520	100.0	1,730	100.0	1,636	100.0	848	10,530
(1)Based on nameplate ratings.
(2)Plant Vogtle Units No. 3 and No. 4 are currently under construction.
Georgia Power Company
Georgia Power is a wholly owned subsidiary of The Southern Company and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of this energy. Georgia Power distributes and sells energy within the State of Georgia at retail in over 600 communities, including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Savannah, as well as in rural areas, and at wholesale to some of our members, MEAG and two municipalities. Georgia Power is the largest supplier of electric energy in the State of Georgia. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company." Georgia Power is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the SEC.

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
The Plant Agreements
Plants Hatch, Wansley, Vogtle and Scherer
Our rights and obligations with respect to Plants Hatch, Wansley, Vogtle and Scherer are contained in a number of contracts between Georgia Power and us and, in some instances, MEAG and the City of Dalton. We are a party to four Purchase and Ownership Participation Agreements (Ownership Agreements) under which we acquired from Georgia Power a 30% undivided interest in each of Plants Hatch, Wansley and Vogtle, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the Scherer Common Facilities). We have also entered into four Operating Agreements (Operating Agreements) relating to the operation and maintenance of Plants Hatch, Wansley, Vogtle and Scherer, respectively. The Ownership Agreements and Operating Agreements relating to Plants Hatch and Wansley are two-party agreements between Georgia Power and us. The Ownership Agreements and Operating Agreements relating to Plants Vogtle and Scherer are agreements among Georgia Power, MEAG, the City of Dalton and us. The parties to each Ownership Agreement and Operating Agreement are referred to as "participants" with respect to each such agreement.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents our selected historical financial data. The financial data presented as of the end of and for each year in the five-year period ended December 31, 2019, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2019	2018	2017	2016	2015
STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,429,852	$1,479,379	$1,433,830	$1,506,807	$1,219,052
Sales to non-Members	440	734	366	424	130,773
Total operating revenues	$1,430,292	$1,480,113	$1,434,196	$1,507,231	$1,349,825
Operating expenses:
Fuel	$440,214	$502,904	$473,184	$513,258	$441,738
Production	410,328	417,391	401,374	434,306	457,264
Depreciation and amortization	243,512	233,284	224,098	217,534	168,920
Purchased power	68,556	63,468	59,996	54,108	56,925
Accretion	50,473	38,090	36,674	32,361	26,108
Deferral of Hawk Road and Smith Energy Facilities effect on net margin	—	—	—	—	(58,588)
Total operating expenses	$1,213,083	$1,255,137	$1,195,326	$1,251,567	$1,092,367
Operating margin	217,209	224,976	238,870	255,664	257,458
Other income, net	64,189	68,262	64,985	56,903	52,030
Net interest charges	(226,937)	(242,039)	(252,578)	(262,222)	(261,147)
Net margin	$54,461	$51,199	$51,277	$50,345	$48,341
BALANCE SHEET DATA
Electric plant, net:
In service	$4,679,690	$4,739,565	$4,584,075	$4,671,500	$4,670,310
Nuclear fuel, at amortized cost	359,270	358,358	358,562	377,653	373,145
Construction work in progress	4,816,896	3,866,042	2,935,868	3,228,214	2,868,669
Total electric plant	$9,855,856	$8,963,965	$7,878,505	$8,277,367	$7,912,124
Total assets	$12,990,113	$12,183,268	$10,928,139	$10,701,113	$10,059,783
Capitalization:
Long-term debt	$9,726,428	$9,347,307	$8,232,703	$8,304,523	$7,575,027
Obligations under finance leases	81,730	87,191	94,358	98,531	100,456
Obligations under Rocky Mountain transactions	25,196	21,428	20,051	18,765	17,561
Patronage capital and membership fees	1,016,747	962,286	911,087	859,810	809,465
Accumulated other comprehensive (gain) loss	—	—	—	(370)	58
Subtotal	$10,850,101	$10,418,212	$9,258,199	$9,281,259	$8,502,567
Less: long-term debt and finance leases due within one year	(217,440)	(522,289)	(216,694)	(316,861)	(189,840)
Less: unamortized debt issuance costs	(100,680)	(92,377)	(87,802)	(93,133)	(93,651)
Less: unamortized bond discounts on long-term debt	(10,542)	(10,954)	(7,811)	(8,128)	(4,337)

Total capitalization	$10,521,439		$9,792,592		$8,945,892		$8,863,137		$8,214,739
Cash paid for property additions	$1,255,188		$1,185,367		$1,019,695		$613,019		$495,426
OTHER DATA
Energy supply (megawatt-hours):
Generated	23,384,897		23,299,117		24,028,841		25,918,782		22,408,932
Purchased	85,542		129,334		143,546		49,945		142,150
Available for sale	23,470,439		23,428,451		24,172,387		25,968,727		22,551,082
Member revenues per kWh sold	6.16	¢	6.43	¢	6.02	¢	5.90	¢	6.64	¢

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
General
Our principal business is reliably providing wholesale electric service to our 38 members in a safe and cost-effective manner. Consequently, substantially all of our revenues and cash flow are derived from sales to our members pursuant to take-or-pay wholesale power contracts that extend through 2050. These contracts obligate our members jointly and severally to pay all of our costs and expenses associated with owning and operating our power supply business. To that end, our rate structure provides for a pass-through of actual energy costs. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet our budgeted margins for interest ratio are carefully managed throughout the year to ensure that we collect sufficient capacity-related revenues. Our rate structure provides us with the ability to manage our revenues to assure full recovery of our costs and has enabled us consistently to meet our financial obligations since our formation in 1974.
2019 Financial Results
We had another successful year in 2019 as we continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. As expected, our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $54.5 million in 2019, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture. With the net margins we collected in 2019, our patronage capital surpassed $1.0 billion. For 2020, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the remainder of the Vogtle Units No. 3 and No. 4 construction period.

As a result of expanding our generation capacity and upgrading our generation facilities over the past decade, our total assets and total debt have significantly increased. At December 31, 2019, our total assets were $13.0 billion and total long-term debt was $9.7 billion. During the remainder of the Vogtle construction period, we expect that our assets and long-term debt will continue to increase. However, strategic financing and refinancing of capital investments with long-term debt through the Department of Energy and Rural Utilities Service loan guarantee programs, taxable and tax-exempt capital markets offerings and a continued low interest rate environment have enabled us to decrease our weighted average interest cost on long-term debt from 5.41% per year at December 31, 2009 to 3.96% per year at December 31, 2019. We will continue to actively manage our debt portfolio and utilize advantageous borrowing programs available to us as our ability to borrow at lower costs ultimately benefits our members and their customers as interest savings are reflected in our pass-through rate structure.

Vogtle Units No. 3 and No. 4
The construction of Vogtle Units No. 3 and No. 4 continues to be a primary focus area. Our current budget for our 30% ownership interest in these units is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2019, our total investment in the additional Vogtle units was $4.9 billion. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.

Construction continues to make significant progress at the site and a number of important construction and system turnover milestones were achieved during 2019. Southern Nuclear and Georgia Power continue to manage the construction on an aggressive schedule in order to maintain margin to the regulatory-approved in-service dates. We recognize that the aggressive schedule will be difficult to achieve and that existing performance levels will need to improve in order to do so; however, our primary goal is to achieve the regulatory-approved in-service dates. In February 2020, Southern Nuclear provided a schedule benchmark that forecasts production levels and adjusts project milestones to align with the regulatory-approved in-service dates. We believe the production levels and timeframes in this benchmark provide reasonable assurances that Unit No. 3 and Unit No. 4 will meet the regulatory-approved in-service dates of November 2021 and November 2022, respectively.

The Department of Energy continues to be an important source of financing for the Vogtle project. In 2014, we received a federal loan guarantee from the Department of Energy pursuant to which we have borrowed over $3.0 billion at December 31, 2019. On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement to finance an additional $1.6 billion of eligible project costs. In total, we expect Department of Energy-guaranteed loans will provide over $4.6 billion of long-term financing at lower interest rates than our alternative sources of financings. We anticipate the net present value of the savings from these loans will be over $500 million, which will reduce the long-term costs of these units for our consumers. When combined, the $4.6 billion of funding guaranteed by the Department of Energy and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget.

Upon completion, Vogtle Units No. 3 and No. 4 will have an aggregate generating capacity of approximately 2,200 megawatts and our 30% undivided interest will entitle us to approximately 660 megawatts of carbon-free, baseload generating capacity. We expect these units to be valuable assets for us and our members over the next 60 to 80 years and to contribute to our diverse pool of generation resources. For additional information regarding Vogtle Units No. 3 and No. 4 and related financing activities, see “BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4,” “– Financial Condition – Financing Activities – Department of Energy-Guaranteed Loans” and “– Capital Requirements – Capital Expenditures” and Note 7a of Notes to Consolidated Financial Statements.

Liquidity Position
Our strong liquidity position continues to be one of the most positive attributes contributing to our solid financial standing. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. In December 2019, we extended the term of our $1.2 billion unsecured credit facility through December 2024. This credit facility is our primary source of liquidity and supports our commercial paper program. We have another $400 million available through additional secured and unsecured credit facilities.

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

Environmental Regulations
Another of our key focus areas is maintaining compliance with all applicable environmental regulatory standards. Although several of the short-term pressures we face from environmental legislation and regulations have decreased over the past few years, compliance with environmental regulations continues to present a substantial challenge to us and our members. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members’ electricity consumers.

Greenhouse gas emissions, particularly carbon dioxide, have remained a focus for environmental regulations over the past several years. In 2019, the EPA replaced the Clean Power Plan with the Affordable Clean Energy (ACE) rule which we believe is a more appropriate way to regulate carbon dioxide emissions. The ACE rule is currently being challenged in court and even if the ACE rule survives legal challenges, we anticipate that efforts to reduce greenhouse gas emissions, in particular carbon dioxide, will continue. Although we cannot predict the form or timing of any such laws or regulations, we believe that we are well-situated to effectively manage such challenges and that our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4, positions us well to continue to meet our members’ needs. Further, our members continue to pursue renewable generation opportunities and invest where they deem appropriate in order to further diversify their power supply resources to meet the demands of their member consumers and prepare for potential future limitations on greenhouse gas emissions.

In addition to greenhouse gases, we must also comply with several other environmental regulations. For example, in order to comply with federal and state coal combustion residual rules and effluent limitation guidelines, we have proposed plans that require approximately $325 million to $350 million in capital costs in addition to $400 million to $550 million (in year of expenditure dollars) associated with our asset retirement obligations. In response to these regulations, Georgia Power ceased delivering CCR to the ash ponds at Plants Scherer and Wansley in 2019. If existing laws or regulations related to the disposal of CCR and treatment of coal ash ponds were to change or we are otherwise required to revise our existing closure plans, our related obligations could increase materially.

Asset Management
Another of our primary focus areas continues to be ensuring that our owned and operated generation facilities perform in the most efficient and cost-effective manner possible and, in 2020, we will continue to seek ways to improve the reliability of our generating facilities. Our Operational Excellence program strives to achieve safety, reliability and compliance in a cost effective manner. Many of the generation facilities we operate rank in the top quartile of similar plants in one or more key performance indicators, including start reliability, peak season availability and forced outages. Achieving operational excellence results in the most reliable, efficient and lowest cost power supply for our members; therefore, effective asset management will always be one of our top priorities.

As we assess the operation of our existing generation resources, one notable trend in the dispatch of our generation assets is that there has been a significant decrease in coal-fired generation. The percentage of energy from coal generation that we supply to our members has decreased from 45% in 2008 to 10% in 2019. The two primary drivers of this shift in generation were our acquisition of additional natural gas-fired resources and a significant fall in natural gas prices. As we look ahead, we continue to consider the role that coal-fired generation resources play in our overall portfolio and the ability to provide reliable and cost-effective generation for our members.

Rate Management Programs
Given the magnitude of the Vogtle project, we and some of our members have voluntarily implemented various rate management programs to smooth out the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. Over the last five years, our average wholesale power rate to our members has been at or below the mid-six cents per kilowatt-hour range. Based on current assumptions, we anticipate our average wholesale power rate to increase to the mid-to-high seven cents per kilowatt-hour range in 2023, the first full year we expect both new Vogtle units to be operational.

Beginning in 2018, we offered our members an optional rate management program allowing for an election of additional collections of future expenses for a five-year period which will then be applied to billings over the subsequent five-year period. For participating members, the additional collections will have the effect of gradually increasing their payments to us over the initial five year period, 2018 to 2022, in order to soften the impact of full integration of the new Vogtle units’ costs into rates. In 2023 to 2025, the first few full years after expected commercial operation of the Vogtle units, we will apply a portion of the additional amounts collected to participating members’ bills, which we expect to reduce the rate impact to those members by approximately one-third of a cent each year, from the mid-to-high seven cents per kilowatt-hour range to the low-to-mid seven cents per kilowatt-hour range. The impact of the program will gradually decrease through 2027, its final year. Further, because we only supply around 60% of our members’ wholesale power requirements, the ultimate rate impact on the retail consumers may be further mitigated as our members’ rates are blended with their supplemental power supply sources, transmission and retail distribution costs.

Outlook for 2020
As the electric utility industry across the country continues to experience change, we remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.2 million people they serve and believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to Vogtle Units No. 3 and No. 4. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 46 years, including, among other things:

•maintaining a balanced and diverse portfolio of generating resources, including nuclear, natural gas, coal and hydro and continuing the efficient and cost-effective operation of these resources;
•maintaining strong liquidity to fulfill current obligations and to finance future capital expenditures; and
•working with our members to explore existing and emerging opportunities to add value to our ultimate consumers.

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
Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2019, our regulatory assets and regulatory liabilities totaled $763.5 million and $364.2 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.
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
A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units and the coal ash ponds at our coal-fired units. At December 31, 2019, our nuclear decommissioning and coal ash related asset retirement obligations were $697.4 million and $329.3 million, respectively. Our asset retirement obligations represent an estimate of the present value of anticipated retirement costs. For additional detail regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements. These obligations represented 96% of our total asset retirement obligations.
Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed. These studies provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation and discount rates, which we consider to be critical assumptions. Our current estimates are based upon studies that were performed in 2018. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.
We also consider our coal ash related decommissioning liabilities at Plants Scherer and Wansley to be critical estimates, in particular those for the coal ash ponds. Cost studies are periodically performed to provide site-specific "base year" estimates that determine the nature and timing of planned decommissioning costs. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. Critical assumptions include coal ash pond closure strategy, including water treatment requirements, and the volume of coal ash in the ponds. In addition, these estimates are dependent on other subjective factors, such as estimates of costs to perform the decommissioning and post-closure activities, timing of expenditures, and the selection of cost escalation and discount rates. Our current estimates are based upon studies that were performed in 2019. For ratemaking purposes, we are applying regulated operations accounting to the decommissioning costs and currently expect to recover ash pond closure costs over approximately 12 years. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

Recently issued or adopted accounting pronouncements
In February 2016, the FASB issued “Leases (Topic 842).” The new leases standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Accounting for both finance leases and operating leases results in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee recognizes a straight-line total lease expense. Quantitative and qualitative disclosures are required for significant judgments made by management. The new lease standard does not substantially change lessor accounting. We adopted the new standard effective January 1, 2019. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

In June 2016, the FASB issued ‘‘Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.’’ The amendments in this update replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new credit losses standard is effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. The amendments in this update can be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

We have substantially completed the implementation of the new credit losses standard. The adoption of the new credit losses standard will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.

We have substantially completed the implementation of the amendments in this standard and the adoption of the standard will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The amendments in the standard remove certain exceptions and also clarify and simplify various aspects of accounting for income taxes. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted, which we are not electing to do. We are currently evaluating the future impact of this standard on our consolidated financial statements, however, we do not anticipate the impact will be significant.
Summary of Cooperative Operations
Sources of Revenues
We operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. Our primary source of revenue is the sale of capacity and energy to our members for a portion of their energy requirements. We may also sell capacity and energy to non-members. Capacity revenues are the revenues we receive for providing electric service whether or not our generation and purchased power resources are dispatched to produce electricity. Energy revenues are the revenues we receive by selling electricity that we generate or purchase.
We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation and purchased power resources. Each member has contractually agreed to pay us for the electric capacity assigned to it based on its individual fixed percentage capacity cost responsibility.
Each member is also contractually obligated to pay us for electric energy we provide to it based on individual usage. Energy sales to our members fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in the service territories of our members, operating costs, availability of electric generation resources and our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights. In addition, as we do not provide our members with all of their energy requirements, energy sales may also fluctuate based on our members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers.
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
The formulary rate provides for the pass through of our fixed costs to members as capacity charges and our variable costs to members as energy charges. Fixed costs are assigned to members according to their individual fixed percentage capacity cost responsibility for each resource in which they participate. Variable costs are passed through to our members based on the amount of energy supplied to each member.
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
Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2020. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.
Patronage Capital
Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2019, we had $1.0 billion in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.4% and 9.2% at December 31, 2019 and December 31, 2018, respectively.
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
Rate Regulation
Under our loan agreements with each of the Rural Utilities Service and Department of Energy, changes to our rates resulting from adjustments in our annual budget are generally not subject to their approval. We must provide the Rural Utilities Service and Department of Energy with a notice of and opportunity to object to most changes to the formulary rate under the wholesale power contracts. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders." Currently, our rates are not subject to the approval of any other federal or state agency or authority, including the Georgia Public Service Commission.
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
We have a diverse mix of generation and fuel types among our power plants, allowing us to serve the power needs of our members in a reliable, efficient and low-cost manner. The types of generation assets we own include several natural gas-fired simple cycle combustion turbine plants, two combined cycle natural gas-fired plants, a plant that burns bituminous coal, a plant that burns sub-bituminous coal, two nuclear plants and a pumped storage hydroelectric plant.
Decisions to dispatch our power plants and thus the amount of energy we generate and sell to our members are economically driven by supply and demand considerations. The primary supply considerations include (i) fuel prices and other marginal operating costs of the plant, which factor into a dispatch cost we calculate for each resource, (ii) plant availability, which is driven by factors such as outages for maintenance or refuelings and (iii) plant efficiency, as determined by the heat rate which measures the amount of fuel required to generate one kilowatt hour of electricity. We prioritize the order in which we dispatch our plants such that we dispatch our available plants with the lowest dispatch cost first, and those with the highest dispatch cost last, when demand is highest. The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. This is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for a significant portion of the energy they purchase. In 2019, our energy generation and member sales were modestly higher than in 2018; primarily due to low gas prices resulting in more generation from our combined cycle and simple cycle gas resources.
Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. Natural gas prices were relatively low in 2017 and 2018, and continued to trend downward in 2019. In addition to the prevailing market price, our average cost of natural gas per kilowatt hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combined cycle units, our combustion turbine units are less efficient and thus burn more gas per kilowatt hour of electricity generated. Consequently, our combustion turbine units have a higher dispatch cost than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as on hot summer days. In 2019, generation from our combustion turbine units was the second highest on record primarily due to a hot summer with more frequent instances of peak demand as well an extended outage at one of our combined cycle units.
As a result of the low natural gas price environment, our coal units have become less economical and are generating less energy to sell to our members. In 2019, generation from our coal units was 10% of our gross total energy generation compared to 16% in 2018 and 14% in 2017.
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
Our energy sales to our members also fluctuate from period to period based on weather. The summer of 2019 was relatively warm and in August our members experienced their peak demand for the year. Although the winter of 2019 was relatively mild, warm summer weather extended into late September and October, which contributed to the increase in energy sales in 2019 compared to 2018.

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
Net Margin
Our net margin for the years ended December 31, 2019, 2018 and 2017 was $54.5 million, $51.2 million and $51.3 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2019, 2018 and 2017. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."
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

The components of member revenues were as follows:

	(in thousands)			2019 vs. 2018	2018 vs. 2017
	2019	2018	2017	% Change	% Change
Capacity revenues	$942,057	$927,419	$912,421	1.6%	1.6%
Energy revenues	487,795	551,960	521,409	(11.6)%	5.9%
Total	$1,429,852	$1,479,379	$1,433,830	(3.3)%	3.2%

kWh Sales	23,225,861	23,011,079	23,813,679	0.9%	(3.4)%
Cents/kWh	6.16	6.43	6.02	(4.2)%	6.8%
Member energy requirements supplied	58%	57%	63%	1.8%	(9.5)%

Capacity revenues increased slightly in 2019 compared to 2018 due primarily to the recovery of depreciation and accretion expenses. The increase in capacity revenues in 2018 compared to 2017 was primarily due to the recovery of fixed production costs. For a discussion of depreciation and accretion expense and production costs, see "– Operating Expenses."
The 11.6% decrease in energy revenues from members in 2019 compared to 2018 was primarily a result of a decrease in total fuel expense. Offsetting the decrease was a slight increase in generation for member sales. The 5.9% increase in energy revenues from members in 2018 compared to 2017 was primarily a result of an increase in total fuel expense, offset by a decline in generation for member sales. For a discussion of fuel expense, see "– Operating Expenses."
Operating Expenses
Our operating expenses decreased 3.4% in 2019 compared to 2018 primarily due to a decline in fuel costs, offset by an increase in depreciation and accretion. The increase in 2018 compared in 2017 was primarily due to increased fuel and production costs.

The following table summarizes our net kilowatt-hour (kWh) generation and fuel costs by generating source.

	Cost					Generation					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change
Coal	$80,706	$119,459	$103,007	(32.4)%	16.0%	2,592,023	4,062,982	3,605,093	(36.2)%	12.7%	3.11	2.94	2.86	5.9%	2.8%
Nuclear	79,893	85,949	90,520	(7.0)%	(5.0)%	10,061,609	10,314,928	10,110,190	(2.5)%	2.0%	0.79	0.83	0.90	(4.8)%	(7.8)%
Natural Gas:
Combined Cycle	225,816	240,122	239,472	(6.0)%	0.3%	9,649,561	8,047,494	9,823,035	19.9%	(18.1)%	2.34	2.98	2.44	(21.5)%	22.1%
Combustion Turbine	53,799	57,374	40,185	(6.2)%	42.8%	1,562,895	1,271,542	966,548	22.9%	31.6%	3.44	4.51	4.16	(23.7)%	8.4%
	$440,214	$502,904	$473,184	(12.5)%	6.3%	23,866,088	23,696,946	24,504,866	0.7%	(3.3)%	1.84	2.12	1.93	(13.2)%	9.8%

Total fuel expense decreased in 2019 compared to 2018 primarily as a result of lower natural gas prices and milder winter weather. These factors also contributed to a shift in generation from coal-fired plants to more economical natural gas-fired plants. Included in total fuel expense were $9.1 million of losses in 2019 and $5.1 million of gains in 2018 incurred for the settlement of natural gas financial contracts we utilize to manage our exposure to fluctuations in market prices. Total generation increased slightly in 2019.
Total fuel expense increased in 2018 compared to 2017 primarily due to (i) increased transportation costs associated with a new pipeline placed into service in August 2017 and (ii) a shift in generation to relatively more expensive units. The shift in generation was primarily driven by unplanned outages at one of our coal-fired units and one of our natural gas-fired combined cycle units during 2018. The increase was also due in part to higher natural gas prices, particularly during

January 2018 when extreme cold weather affected the supply and transportation of natural gas. In addition to the natural gas consumed being more expensive, the higher cost contributed to a shift in generation to oil and coal-fired units.
Production costs can vary due to the number and extent of outages in a given year. Production costs decreased 1.7% in 2019 compared to 2018 and increased 4.0% in 2018 compared to 2017. The decrease in 2019 was due to a reduction in fixed and variable maintenance costs driven by outages during the prior year. The increase in 2018 was primarily a result of fixed maintenance costs associated with planned and unplanned maintenance outages at certain natural gas-fired plants.
Depreciation and amortization expense increased $10.2 million or 4.4% in 2019 compared to 2018 primarily due to the impact of nuclear and decommissioning cost studies performed at the end of the 2018 and coal ash related additions placed in service at our coal-fired plants.
Accretion expense increased $12.4 million or 32.5% in 2019 compared to 2018 primarily due to the impact of nuclear and coal ash pond decommissioning cost studies performed at the end of 2018. For 2018 compared 2017, there was a slight increase in accretion expense.
Other Income
Total other income decreased 6.0% in 2019 compared to 2018 primarily as a result of losses realized on the retirement of certain leasehold improvements. The 5.0% increase in 2018 compared to 2017 was due to higher investment balances and an increase in the investment income associated with nuclear decommissioning.
Interest Charges
Interest expense increased in 2019 and 2018 primarily due to increased debt issued to finance the construction of Vogtle Units No. 3 and No. 4 project, offset by lower fixed interest rates on certain refinanced debt.
Allowance for debt funds used during construction increased in 2019 and 2018 primarily due to increased borrowings for Vogtle Units No. 3 and No. 4 construction expenditures.
Financial Condition
Overview
Consistent with our budgeted margin for 2019, we achieved a 1.14 margins for interest ratio which produced a net margin of $54.5 million. This net margin increased our total patronage capital (our equity) and membership fees to $1.0 billion at December 31, 2019. Our 2020 budget again targets a 1.14 margins for interest ratio.
Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.4% at December 31, 2019 and 9.2% at December 31, 2018. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.
We had a strong liquidity position at December 31, 2019, with $1.5 billion of unrestricted available liquidity, including $448.6 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction and for other purposes at a low cost. The average cost of funds on the $282.4 million of commercial paper outstanding at December 31, 2019 was 2.1%.
Our total assets increased to $13.0 billion at December 31, 2019 from $12.2 billion at December 31, 2018. For the past several years, our total assets have shown significant increases due to increases in construction work in progress in connection with the additional nuclear units under construction at Plant Vogtle.
Property additions during 2019 totaled $1.3 billion. These additions include costs related to the construction of the new Vogtle units, environmental control facilities being installed at coal-fired Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

There was a net increase in long-term debt and finance leases of $373.7 million at December 31, 2019 compared to December 31, 2018. The weighted average interest rate on the $9.7 billion of long-term debt outstanding at December 31, 2019 was 3.96%.
Sources of Capital and Liquidity
Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.
In 2014, we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that provided funding for over $3.0 billion of the cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle.
On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that increased the guarantee amount by $1.6 billion. We may draw the additional $1.6 billion through November 2023.
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
We have also issued a substantial amount of taxable and tax-exempt debt in the capital markets. If the Rural Utilities Service loan program were to be curtailed or eliminated or if we are unable to draw the full amount of the Department of Energy-guaranteed loan, we believe we are well positioned to continue to access capital market financings. See "– Financing Activities" for more detailed information regarding our financing plans.
See Note 7 in Notes to Consolidated Financial Statements for additional information regarding these loans.
See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders" for further discussion of our relationship with the Department of Energy and Rural Utilities Service.
Liquidity.    At December 31, 2019, we had $1.5 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $448.6 million of cash and cash equivalents and $1.1 billion of unused and available committed credit arrangements.
Net cash provided by operating activities was $351.4 million in 2019, and averaged $437.5 million per year for the three-year period 2017 through 2019.
We monitor our anticipated liquidity needs to ensure that our credit facility portfolio appropriately covers our anticipated needs. In December 2019, we extended our $1.2 billion syndicated line of credit for an additional five years. We are currently in discussions with our banks to increase the amount of bank credit facilities we have available in order to fund the re-purchase of $212.8 million of pollution control bonds that are subject to mandatory tender on April 1, 2020. See "– Financing Activities – Bond Financings" for more detailed information regarding our plans related to these pollution control bonds.

At December 31, 2019, we had $1.6 billion of committed credit arrangements in place and $1.1 billion available under four separate credit facilities. These are reflected in the table below:

Committed Credit Facilities
	(dollars in millions)
	Authorize Amount	Available 12/31/2019		Expiration Date
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$792	(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	150	34	(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at December 31, 2019, $282.4 million was dedicated to support outstanding commercial paper and $136 million related to letters of credit issued to support variable rate demand bonds.
(2)Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Therefore, we reflect $140 million as the amount available under the term loan even though there are no amounts outstanding under that facility. Any amounts borrowed under the $250 million term loan would be secured under our first mortgage indenture, with a maturity no later than December 31, 2043.
(3)Of the portion of this facility that was unavailable at December 31, 2019, $113.7 million related to letters of credit issued to support variable rate demand bonds and $2.2 million related to letters of credit issued to post collateral to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.
Under our commercial paper program we are authorized to issue commercial paper in amounts that do not exceed the amount of any committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding.
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $760.0 million in the aggregate, of which $508.6 million remained available at December 31, 2019. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
We generally issue commercial paper to provide interim financing of costs related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing for eligible costs for Vogtle Units No. 3 and No. 4. See "– Financing Activities" and Note 7a in Notes to Consolidated Financial Statements for additional information regarding the Department of Energy-guaranteed loan.
In 2019, we borrowed $115.4 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements.
Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.
Three of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $750 million. As of December 31, 2019, our patronage capital balance was $1.0 billion. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At December 31, 2019, we had $9.7 billion of secured indebtedness outstanding and $282.4 million of unsecured indebtedness outstanding.

Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2019, we had 9 members participating in the program and a balance of $211.5 million remaining to be applied against future power bills.
In addition to unrestricted available liquidity, at December 31, 2019 we had $533.6 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. The Farm Bill passed by Congress in December 2018 modified the Cushion of Credit program. The program no longer accepts deposits and the interest rate earned on existing deposits will change over time. Existing deposits will continue to earn 5% until October 1, 2020, at which point deposits will earn 4% until October 1, 2021, at which point deposits will earn the 1-year floating Treasury rate. Funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service-guaranteed Federal Financing Bank notes. We will determine when to apply the remaining funds in the Cushion of Credit account.
Liquidity Covenants.    At December 31, 2019, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2019 and expect to have sufficient liquidity to meet this covenant in 2020. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.
Financing Activities
First Mortgage Indenture.    At December 31, 2019, we had $9.7 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $815.7 million from December 31, 2018. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired. As of December 31, 2019, the amount of certified bondable additions and retired or defeased first mortgage indenture obligations available for the issuance of additional first mortgage indenture obligations was approximately $2.1 billion. In addition, as of December 31, 2019, we had over $348 million of property additions and certified progress payments under qualified engineering, procurement and construction contracts that, once certified in accordance with the first mortgage indenture, will be available for the issuance of additional first mortgage indenture obligations.

Department of Energy-Guaranteed Loans.    In 2014, we obtained a loan from the Federal Financing Bank that is guaranteed by the Department of Energy that provided funding for over $3.0 billion of the cost to construct our 30% undivided interest in the two new nuclear units at Plant Vogtle.
On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that increased the guarantee amount by $1.6 billion. As of December 31, 2019, we had drawn all amounts available under the original loan and the outstanding amount under the loan was $3.0 billion. We were unable to advance $43.7 million designated for capitalized interest under the original loan due to timing of borrowing needs and lower than expected interest rates. We expect to begin drawing down the additional loan funds beginning in mid-2020. The additional $1.6 billion may be drawn through November 2023.
With the additional loan, Department of Energy guaranteed-loans are expected to fund over $4.6 billion of the cost to construct the new Vogtle units. When combined, the $4.6 billion of funding guaranteed by the Department of Energy and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget. We expect to raise long-term financing for the remaining amounts, up to $1.0 billion based on our current budget, in the capital markets.
All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding these loans, see Note 7a of Notes to Consolidated Financial Statements.
Rural Utilities Service-Guaranteed Loans.    We currently have one approved Rural Utilities Service-guaranteed loan totaling $448.3 million that has $28 million remaining to be advanced. We also have a conditional commitment on a Rural

Utilities Service-guaranteed loan totaling $630.3 million which we expect to begin advancing in early 2021. As of December 31, 2019, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, a decrease of $50.8 million from December 31, 2018.

All of the approved Rural Utilities Service-guaranteed loans are funded through the Federal Financing Bank, and the debt is secured ratably with all other debt under our first mortgage indenture.
Bond Financings.    On April 1, 2020, $212.8 million of Series 2013 term-rate pollution control revenue bonds that were issued on our behalf by the Development Authorities of Appling, Burke and Monroe counties are subject to mandatory tender. In light of the current difficult market conditions brought about by the coronavirus pandemic, we expect to purchase these bonds for our own account until they can be remarketed. We are in discussions with our banks and we expect to increase the amount of bank credit facilities we have available in order to maintain our strong liquidity position when we buy-in these bonds. All the pollution control revenue bonds are secured under our first mortgage indenture.
Capital Requirements
Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2020 through 2022. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2020	2021	2022	Total
Future Generation(2)	$1,166	$757	$532	$2,455
Existing Generation(3)	168	106	112	386
Environmental Compliance(4)	22	37	30	89
Nuclear Fuel(5)	90	105	119	314
General Plant	5	5	4	14
Total	$1,451	$1,010	$797	$3,258
(1)Includes allowance for funds used during construction.
(2)Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core. Forecasted expenditures are based on assumed in-service dates of November 2020 for Vogtle Unit No. 3 and November 2021 for Vogtle Unit No. 4.
(3)Normal additions and replacements to plant in-service.
(4)Pollution control equipment and facilities being installed at coal-fired Plants Scherer and Wansley, including to comply with coal ash regulations.
(5)Includes nuclear fuel on existing nuclear units and initial nuclear fuel core for Vogtle Units No. 3 and No. 4.

For information regarding the Vogtle project, see "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" and "– Financing Activities."
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

Contractual Obligations.    The table below reflects, as of December 31, 2019, our contractual obligations for the periods indicated.

Contractual Obligations
(dollars in millions)
	2020	2021- 2022	2023- 2024	Beyond 2024	Total
Long-Term Debt:
Principal(1)	$211	$440	$866	$8,209	$9,726
Interest(2)	381	741	704	4,547	6,373
Finance Leases(3)	15	30	30	55	130
Operating Leases	1	1	1	1	4
Rocky Mtn.Lease Transaction(4)	—	—	—	36	36
Maintenance Agreements	54	29	33	219	335
Asset Retirement Obligations(5)	6	53	75	3,454	3,588
Purchase Commitments(6)	132	192	135	813	1,272
Total	$800	$1,486	$1,844	$17,334	$21,464
(1)Includes principal amounts that would be due at the later of (i) maturity date of the credit support facilities backing the Series 2009 and Series 2010 pollution control bonds or at the mandatory redemption date of the Series 2017 A and Series 2017B pollution control bonds or, (ii) at the maturity of an alternative back-up facility we currently have available to refinance draws on the credit facilities. We currently maintain a $1.21 billion syndicated bank credit facility with a maturity date of December 2024 which backs the Series 2010 pollution control bonds and would be available as an alternative back-up credit facility for the Series 2009 and Series 2017 pollution control bonds noted above. As such, December 2024 is the designated maturity date for all of these pollution control bonds. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038 and the Series 2017 bonds totaling $122.6 million have a mandatory redemption in October 2023 if the bonds are not remarketed by then, with nominal maturities in 2040 and 2045.
(2)Includes interest expense related to variable rate debt. Future variable rates are based on projected SIFMA interest rate curves as of February 2020.
(3)Amounts represent total rental payment obligations, not amortization of debt underlying the leases.
(4)We have entered into an Equity Funding Agreement for a third party to fund this obligation.
(5)A substantial portion of this amount relates to the decommissioning of nuclear and coal facilities.
(6)Includes commitments for the procurement of coal, nuclear fuel and natural gas related transportation agreements. Contracts for coal and nuclear fuel procurement, in most cases, contain provision for price escalations, minimum purchase levels and other financial commitments. Amounts represent estimated expenditures pursuant to long-term maintenance agreements for certain of our natural gas-fired facilities. The timing of expenditures is based on current operational assumptions and amounts include provisions for price escalation and performance bonuses. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts are the total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2020 for convenience, our cancellation obligation would be approximately $80 million.
Inflation
As with utilities generally, inflation has the effect of increasing the cost of our operations and construction program. Operating and construction costs have been less affected by inflation over the last few years because rates of inflation have been relatively low.
Credit Rating Risk
The table below sets forth our current ratings from S&P Global Ratings, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch
Long-term ratings:
Senior secured rating	BBB+	Baa1	BBB+
Issuer/unsecured rating(1)	BBB+	Baa2	BBB+
Rating outlook	Negative	Stable	Negative
Short-term rating:
Commercial paper rating	A-2	P-2	F1
(1)We currently have no long-term debt that is unsecured, however, pricing of our $1.2 billion syndicated line of credit is determined based on our unsecured or issuer ratings.
We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2019, our maximum potential collateral requirements were as follows:
At senior secured rating levels:
•approximately $58 million at a senior secured level of BBB-/Baa3,
•approximately $107 million at a senior secured level of BB+/Ba1 or below, and
At senior unsecured or issuer rating levels:
•approximately $0.3 million at a senior unsecured or issuer level of BBB-/Baa3,
•approximately $68 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.
The Rural Utilities Service Loan Contract contains covenants that, upon a credit rating downgrade below investment grade by two rating agencies, could result in restrictions on issuing debt. Certain of credit agreements and pollution control bond agreements contain provisions based on our ratings that, upon a credit rating downgrade below specified levels, could result in increased interest rates. Also, borrowing rates, letter of credit fees and commitment fees in two of our lines of credit agreements are based on credit ratings and could increase if our ratings are lowered. None of these covenants and provisions, however, would result in acceleration of any debt due to credit rating downgrades.
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
Interest Rate Risk
We are exposed to the risk of changes in interest rates relating to a portion of our debt. We categorize our debt as variable rate, which is debt that is subject to a change in interest rates within the next year, intermediate-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next year, but is subject to a change in interest rates within the next five years, or long-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next five years. At December 31, 2019, we had $863.4 million of variable rate debt, $99.8 million of intermediate-term fixed rate debt, and the remainder of our debt was long-term fixed rate debt. Our $863.4 million of variable rate debt at December 31, 2019, included $282.4 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $581.0 million of pollution control bond debt (including variable rate demand bonds and indexed variable rate bonds, which are both subject to repricing weekly, and term rate debt subject to remarketing and repricing on April 1, 2020). Our $99.8 million of intermediate-term fixed rate debt at December 31, 2019 consisted of one series of term rate debt subject to remarketing and repricing in February 2023.

At December 31, 2019, the weighted average interest rate on our variable rate debt was 2.15%. If, during 2020, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $8 million.
Our objective in managing interest rate risk is to maintain a balance of long-term fixed, intermediate-term fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2019, we had 8.6% of our total debt, including commercial paper, classified as variable rate and 1.0% of our total debt classified as intermediate-term fixed rate. The remaining 90.4% of our debt was classified as long-term fixed rate.
The operative documents underlying the pollution control bond debt contain provisions that allow us to convert the debt that is not fixed to maturity to a variety of variable interest rate modes (such as daily, weekly, monthly, commercial paper, or term rate mode), or to convert the debt to a fixed rate of interest to maturity. Having these interest rate conversion options improves our ability to manage our exposure to variable interest rates.
In addition to interest rate risk on existing debt, we are exposed to the risk of rising interest rates due to the significant amount of new long-term debt we expect to incur in connection with anticipated capital expenditures, particularly the construction of Vogtle Units No. 3 and No. 4, as well as the short-term debt we are using for interim financing of this project.
Equity Price Risk
We maintain external trust funds (reflected as "Nuclear decommissioning trust fund" on the balance sheet) to fund our share of certain costs associated with the decommissioning of our nuclear plants as required by the Nuclear Regulatory Commission. We also maintain an internal reserve for decommissioning (included in "Long-term investments" on the balance sheet) from which funds can be transferred to the external trust fund, if necessary. For further discussion on our nuclear decommissioning trust funds, see Note 1 of Notes to Consolidated Financial Statements.
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
A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2019 would result in a loss of value to the funds of approximately $39.8 million.
Commodity Price Risk
We are also exposed to the risk of changing prices for fuels, including coal and natural gas.
Coal
We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts are expected to provide fixed prices for up to 91% and 12% of our remaining 2020 forecasted coal requirements at Plants Scherer and Wansley, respectively.
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
We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 18 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2019 was a net liability of approximately $32.3 million, which represents the net amount we would have paid if the swaps had been terminated as of that date. As of December 31, 2019, approximately 31% of our 2020 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $19.2 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.

Changes in Risk Exposure
Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2019, 2018 and 2017

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

#VALUE!

	(dollars in thousands)
	2019	2018	2017
Operating revenues:
Sales to Members	$1,429,852	$1,479,379	$1,433,830
Sales to non-Members	440	734	366
Total operating revenues	1,430,292	1,480,113	1,434,196
Operating expenses:
Fuel	$440,214	$502,904	$473,184
Production	410,328	417,391	401,374
Depreciation and amortization	243,512	233,284	224,098
Purchased power	68,556	63,468	59,996
Accretion	50,473	38,090	36,674
Total operating expenses	$1,213,083	$1,255,137	$1,195,326
Operating margin	$217,209	$224,976	$238,870
Other income:
Investment income	$59,182	$60,055	$56,122
Amortization of deferred gains	1,788	1,788	1,788
Allowance for equity funds used during construction	771	1,006	784
Other	2,448	5,413	6,291
Total other income	$64,189	$68,262	$64,985
Interest charges:
Interest expense	$403,244	$381,242	$374,345
Allowance for debt funds used during construction	(187,954)	(151,643)	(134,319)
Amortization of debt discount and expense	11,647	12,440	12,552
Net interest charges	$226,937	$242,039	$252,578
Net margin	$54,461	$51,199	$51,277

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE MARGIN
For the years ended December 31, 2019, 2018 and 2017

	(dollars in thousands)
	2019	2018	2017
Net Margin	$54,461	$51,199	$51,277
Other comprehensive margin:
Amounts reclassified to regulatory assets	—	—	370
Total comprehensive margin	$54,461	$51,199	$51,647

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	(dollars in thousands)
	2019	2018
Assets

Electric plant:
In service	$9,209,983	$8,981,238
Right-of-use assets--finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,833,025)	(4,544,405)
	4,679,690	4,739,565
Nuclear fuel, at amortized cost	359,270	358,358
Construction work in progress	4,816,896	3,866,042
Total electric plant	9,855,856	8,963,965
Investments and funds:
Nuclear decommissioning trust fund	511,339	420,818
Investment in associated companies	73,318	77,037
Long-term investments	254,864	164,125
Restricted investments	461,757	503,158
Other	26,422	24,259
Total investments and funds	1,327,700	1,189,397
Current assets:
Cash and cash equivalents	448,612	752,618
Restricted short-term investments	71,833	150,000
Receivables	166,429	153,647
Inventories, at average cost	277,729	259,087
Prepayments and other current assets	9,862	8,098
Total current assets	974,465	1,323,450
Deferred charges and other assets:
Regulatory assets	763,512	655,063
Prepayments to Georgia Power Company	48,052	29,459
Other	20,528	21,934
Total deferred charges	832,092	706,456
Total assets	$12,990,113	$12,183,268
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	(dollars in thousands)
	2019	2018
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,016,747	$962,286
Long-term debt	9,403,847	8,727,148
Obligations under finance leases	75,649	81,730
Other	25,196	21,428
Total capitalization	10,521,439	9,792,592
Current liabilities:
Long-term debt and finance leases due within one year	217,440	522,289
Short-term borrowings	282,370	—
Accounts payable	165,049	206,577
Accrued interest	65,895	60,971
Member power bill prepayments, current	77,066	224,957
Other current liabilities	49,443	49,465
Total current liabilities	857,263	1,064,259
Deferred credits and other liabilities:
Asset retirement obligations	1,070,640	1,017,563
Member power bill prepayments, non-current	134,396	54,750
Regulatory liabilities	364,241	218,998
Other	42,134	35,106
Total deferred credits and other liabilities	1,611,411	1,326,417
Total equity and liabilities	$12,990,113	$12,183,268

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2019 and 2018

	(dollars in thousands)
	2019	2018
Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.84% to 8.43% (average rate of 3.85% at December 31, 2019) due in quarterly installments through 2046	$2,526,867	$2,577,699
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 2.51% to 3.87% (average rate of 3.37% at December 31, 2019) due in quarterly installments through 2044	3,013,348	1,794,723
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rates varying from 4.75% to 4.90% (average rate of 4.79% at December 31, 2019) due in quarterly installments through 2020	391	1,426
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009A First Mortgage Bonds, 6.10%, due 2019	—	350,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	5,052	6,062
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	500,000
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 1.80%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 1.71% to 1.82%, due 2036 through 2037	133,550	133,550
• Series 2013A Appling, Burke and Monroe Term rate bonds, 2.40% through April 1, 2020, due 2038 through 2040	212,760	212,760
• Series 2017A Burke, Heard, Monroe and 2017B Burke Indexed put bonds–weekly reset, 2.81% due 2040 through 2045	122,620	122,620
• Series 2017C, D Burke Remarketed in 2018 to fixed rate bonds, 4.125%, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Remarketed in 2018 to term rate bonds, 3.25% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017F Burke Remarketed in 2018 to term rate bonds, 3.00% through February 1, 2023, due 2041 through 2045	99,785	99,785
Total Secured Long-term debt	$9,726,428	$8,910,680
Unsecured debt:
Commercial paper refinanced on a long-term basis	—	436,627
Total Long-term debt	$9,726,428	$9,347,307
Obligations under finance leases	81,730	87,191
Obligation under Rocky Mountain transactions	25,196	21,428
Patronage capital and membership fees	1,016,747	962,286
Subtotal	$10,850,101	$10,418,212
Less: long-term debt and finance leases due within one year	(217,440)	(522,289)
Less: unamortized debt issuance costs	(100,680)	(92,377)
Less: unamortized bond discounts on long-term debt	(10,542)	(10,954)
Total capitalization	$10,521,439	$9,792,592

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018 and 2017

	(dollars in thousands)
	2019	2018	2017
Cash flows from operating activities:
Net margin	$54,461	$51,199	$51,277
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$377,853	$371,234	$374,411
Accretion cost	50,473	38,090	36,674
Amortization of deferred gains	(1,788)	(1,788)	(1,788)
Allowance for equity funds used during construction	(771)	(1,006)	(784)
Deferred outage costs	(34,505)	(31,863)	(40,644)
(Gain) loss on sale of investments	(6,058)	4,871	(18,614)
Regulatory deferral of costs associated with nuclear decommissioning	(23,982)	(26,511)	(2,605)
Other	(1,097)	(5,676)	(9,240)
Change in operating assets and liabilities:
Receivables	24,251	8,424	(1,182)
Inventories	(18,597)	5,487	(6,388)
Prepayments and other current assets	(1,992)	4,544	614
Accounts payable	(27,668)	1,360	129,187
Accrued interest	4,924	(18,539)	(14,124)
Accrued and withheld taxes	2,943	(21,351)	(1,531)
Other current liabilities	(24,069)	25,723	(8,646)
Member power bill prepayments	(68,245)	69,921	(15,317)
Other	45,228	15,578	—
Total adjustments	$296,900	$438,498	$420,023
Net cash provided by operating activities	$351,361	$489,697	$471,300
Cash flows from investing activities:
Property additions	$(1,255,188)	$(1,185,367)	$(1,019,695)
Guarantee settlement proceeds	—	—	1,104,000
Activity in nuclear decommissioning trust fund – Purchases	(374,338)	(457,909)	(450,113)
– Proceeds	365,871	449,895	442,989
Decrease (increase) in restricted investments	119,568	229,751	(414,781)
Activity in other long-term investments – Purchases	(251,077)	(207,670)	(108,704)
– Proceeds	178,172	176,717	78,356
Other	(21,493)	9,144	(43,056)
Net cash used in investing activities	$(1,238,485)	$(985,439)	$(411,004)
Cash flows from financing activities:
Long-term debt proceeds	$1,266,950	$813,028	$544,503
Long-term debt payments	(523,691)	(201,354)	(677,641)
(Decrease) increase in short-term borrowings, net	(154,257)	246,001	88,458
Other	(5,884)	(7,010)	15,789
Net cash provided by (used in) financing activities	583,118	850,665	(28,891)
Net (decrease) increase in cash and cash equivalents	$(304,006)	$354,923	$31,405
Cash and cash equivalents at beginning of period	752,618	397,695	366,290
Cash and cash equivalents at end of period	$448,612	$752,618	$397,695
Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$208,892	$245,085	$251,186
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$5,282	$248,608	$2,414
Accrued property additions at end of period	$94,492	$121,557	$134,082
Interest paid-in-kind	$67,028	$59,137	$57,144
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019, 2018 and 2017

	(dollars in thousands)
	Patronage Capital and Membership Fees	Accumulated Other Comprehensive (Deficit) Margin	Total
Balance at December 31, 2016	$859,810	$(370)	$859,440
Components of comprehensive margin in 2017:
Net margin	51,277	—	51,277
Amounts reclassified to regulatory assets	—	370	370
Total comprehensive margin			$51,647
Balance at December 31, 2017	$911,087	$—	$911,087
Components of comprehensive margin in 2018:
Net margin	51,199	—	51,199
Total comprehensive margin			$51,199
Balance at December 31, 2018	$962,286	$—	$962,286
Components of comprehensive margin in 2019:
Net margin	54,461	—	54,461
Total comprehensive margin in 2019			$54,461
Balance at December 31, 2019	$1,016,747	$—	$1,016,747

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2019, 2018 and 2017
1. Summary of significant accounting policies:
a. Business description
Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,125 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 738 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 160 megawatts of capacity, including 127 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.2 million people.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2019 and 2018 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2019. Examples of estimates used include items related to our asset retirement obligations and revenue recognition. Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. Actual results could differ from those estimates.

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

d. Margin policy
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2019, 2018 and 2017, we achieved a margins for interest ratio of 1.14.
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

We have a power bill prepayment program pursuant to which our members may prepay future capacity costs and receive a discount. As this program provides us with financing, we adjust our capacity revenues by the amount of the discount, which is based on our avoided cost of borrowing. For additional information regarding our member prepayment program, see Note 1p.

We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members’ service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members’ decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. In 2019, we provided approximately 58% of our members’ energy requirements. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2019 and 2018, our board approved, and we achieved, a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of December 31, 2019 and December 31, 2018, we recognized refund liabilities totaling $14,989,000 and $30,870,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members were as follows:

	(dollars in thousands)
	2019	2018	2017
Capacity revenues	$942,057	$927,419	$912,421
Energy revenues	487,795	551,960	521,409
Total	$1,429,852	$1,479,379	$1,433,830
The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2019, 2018 or 2017:

	2019	2018	2017
Jackson EMC	14.4%	14.1%	14.7%
Cobb EMC	13.8%	13.9%	14.3%

Sales to non-members during years 2019, 2018 and 2017 were insignificant.
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

We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members in 2019, 2018 and 2017 were $14,943,000, $12,229,000 and $11,000,000, respectively. The cumulative amount billed since inception of the program totaled $81,259,000.

In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during 2019 and 2018 were $73,051,000 and $15,435,000, respectively. Funds collected through this program are invested and held until applied to members’ bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members’ bills. The cumulative amount billed since inception of the program totaled $88,486,000.

f. Receivables
A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2019, 2018 and 2017 were $142,946,000, $122,888,000 and $126,211,000, respectively. Payment is received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.
The remainder of our receivables is primarily related to transactions with affiliated companies and investment income. Uncollectible amounts, if any, are identified on a specific basis and charged to expense in the period the amounts are determined to be uncollectible.
During 2019 and 2018, no impairment losses were recognized on any receivables that arose from contracts with members or non-members.
g. Nuclear fuel cost
The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2019, 2018 and 2017 amounted to $79,893,000, $85,949,000, and $90,520,000, respectively.
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
Georgia Power filed claims against the U.S. Government in 2014 (as amended) seeking damages for spent nuclear fuel storage costs at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 covering the period from January 1, 2011 through December 31, 2014. On June 12, 2019, the U.S. Court of Federal Claims granted Georgia Power’s motion for summary judgement on damages not disputed by the U.S. Government and awarded the undisputed damages to Georgia Power. However, these undisputed damages are not collectable by Georgia Power and no amounts will be recognized in our financial statements until the court enters final judgement on the remaining damages.

Georgia Power filed additional claims against the U.S. Government in 2017 seeking damages for spent nuclear fuel storage costs at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 covering the period from January 1, 2015 through December 31, 2017. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts were recognized in the financial statements as of December 31, 2019 for these additional claims. The final outcome of these matters cannot be determined at this time.

Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. Facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.
h. Asset retirement obligations and other retirement costs
Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. These obligations represent the present value of the estimated costs for an asset's future retirement discounted using a credit-adjusted risk-free rate, and are recorded in the period in which the liability is incurred. The liabilities we have recognized primarily relate to the decommissioning of our nuclear facilities and coal ash ponds. In addition, we have retirement obligations related to gypsum cells, powder activated carbon cells, landfill sites and asbestos removal. Under the accounting provision for regulated operations, we record a regulatory asset or liability to reflect the difference in timing of recognition of the costs related to nuclear and coal ash related decommissioning for financial statement purposes and for ratemaking purposes.

Periodically, we obtain revised cost studies associated with our nuclear and fossil plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated costs of nuclear and coal ash pond decommissioning are based on the most recent studies performed in 2018 and 2019, respectively.
The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2019 and 2018.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2018	$658,956	$326,248	$32,359	1,017,563
Liabilities settled	—	(3,380)	(1,158)	(4,538)
Accretion	38,485	10,494	1,494	50,473
Deferred accretion	—	1,860	—	1,860
Change in cash flow estimates	—	(5,958)	11,240	5,282
Balance at December 31, 2019	$697,441	$329,264	$43,935	$1,070,640

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2017	$548,574	$161,755	$24,668	$734,997
Liabilities settled	(1,686)	(1,596)	(1,398)	(4,680)
Accretion	32,857	4,238	995	38,090
Change in cash flow estimates	79,211	161,851	8,094	249,156
Balance at December 31, 2018	$658,956	$326,248	$32,359	$1,017,563
Asset Retirement Obligations
Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of, but not limited to, changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Our most recent assessment of the nuclear asset obligation, which occurred in 2018 resulted in a $79,211,000 increase in the obligation for nuclear decommissioning. In projecting future costs, the escalation rate for labor, materials and equipment was assumed to be 2.8% for the Hatch units and 2.7% for Vogtle Units 1 & 2. That increase in the cash flow estimates was primarily attributable to general inflation, labor costs, volume of low-level radioactive waste and spent fuel management, among other factors. Our portion of the estimated costs of decommissioning co-owned nuclear facilities are as follows:

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
Coal Combustion Residuals.    Coal combustion residuals (CCR) are subject to Federal and State regulations. Our obligations associated with CCR are primarily for the closure of coal ash ponds. During 2019 and 2018, assessments of the coal ash pond asset retirement obligation resulted in a 5,958,000 decrease and a $161,303,000 increase in the obligation for coal ash decommissioning, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR regulations. The significant increase in cash flow estimates in 2018 was primarily attributed to the refinement of site specific closure strategies and the associated costs, including water treatment requirements, and the estimated amount of coal ash to be consolidated. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.
We have internally segregated the funds collected for coal ash pond and landfill decommissioning costs, including earnings thereon. As of December 31, 2019 and December 31, 2018 the fund balances were $93,184,000 and $60,599,000, respectively.
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
Other Retirement Costs
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
i. Nuclear decommissioning funds
The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2019 and 2018, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.
In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheet. In both 2019 and 2018, we contributed $4,750,000 into the internal funds.

The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2019 and December 31, 2018. The funds were invested in a diversified mix of approximately 64% equity and 36% fixed income securities in 2019 and 60% equity and 40% fixed income in 2018.

	2019
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2018	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2019
Equity	$207,313	$11,950	$(6,678)	$119,263	$331,848
Debt	166,023	361,844	(353,222)	5,548	180,193
Other	115	544	(1,361)	—	(702)
	$373,451	$374,338	$(361,261)	$124,811	$511,339
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $13,078,000.

	2019
Internal Funds:	(dollars in thousands)
	Cost 12/31/2018	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2019
Equity	$44,295	$—	$2,767	$19,578	$66,640
Debt	38,382	140,997	(135,033)	1,161	45,507
	$82,677	$140,997	$(132,266)	$20,739	$112,147
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $8,732,000.

	2018
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2017	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2018
Equity	$203,622	$12,186	$(7,789)	$49,475	$257,494
Debt	164,901	445,353	(443,712)	(2,108)	164,434
Other	141	370	(1,621)	—	(1,110)
	$368,664	$457,909	$(453,122)	$47,367	$420,818
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $4,786,000.

	2018
Internal Funds:	(dollars in thousands)
	Cost 12/31/2017	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2018
Equity	$43,698	$—	$596	$6,373	$50,667
Debt	33,540	161,454	(156,611)	(246)	38,137
	$77,238	$161,454	$(156,015)	$6,127	$88,804
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $689,000.
Realized and unrealized gains and losses of the nuclear decommissioning funds that would be recorded in earnings by a non-regulated entity are directly deducted from or added to the regulatory asset or liability for asset retirement obligations in accordance with our rate-making treatment.
The nuclear decommissioning trust fund has produced an average annualized return of approximately 7.9% in the last ten years and 6.3% since inception in 1990. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the above assumption, our management believes that increases in cost estimates of decommissioning can be recovered in future rates.

j. Depreciation
Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use standard depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam and nuclear production in the table below reflect revised rates from depreciation rate studies completed in 2015. Site specific depreciation studies are performed every five years. Annual weighted average depreciation rates in effect in 2019, 2018, and 2017 were as follows:

	Range of Useful Life in years*	2019	2018	2017
Steam production	49-65	2.61%	2.57%	2.91%
Nuclear production	37-60	1.94%	1.92%	1.96%
Hydro production	50	2.00%	2.00%	2.00%
Other production	30-35	2.61%	2.61%	2.58%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%
*Calculated based on the composite depreciation rates in effect for 2019.
Depreciation expense for the years 2019, 2018 and 2017 was $237,447,000, $227,213,000, and $218,027,000, respectively.
k. Electric plant
Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years 2019, 2018 and 2017, the allowance for funds used during construction rates were 4.30%, 4.25% and 4.45%, respectively.
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
m. Restricted investments
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds currently earn interest at a rate of 5% per annum. As of October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At December 31, 2019 and 2018, we had restricted investments totaling $533,590,000 and $653,158,000, respectively, of which $461,757,000 and $503,158,000, respectively, were classified as long-term. The funds on deposit with the Rural Utilities Service in the Cushion of Credit Account are held by the U.S. Treasury, acting through the Federal Financing Bank.
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
At December 31, 2019 and December 31, 2018, fossil fuels inventories were $74,257,000 and $48,709,000, respectively. Inventories for spare parts at 2019 and 2018 were $203,472,000 and $210,379,000, respectively.
o. Deferred charges and other assets
Other deferred charges primarily represent advance deposits to Georgia Power Company related to the Vogtle construction project and progress payments for equipment associated with future nuclear refueling outages.
For a discussion regarding regulatory assets, see Note 1q.
p. Deferred credits and other liabilities
We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills monthly and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2024, with the majority of the balance scheduled to be credited by the end of 2023.
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

	(dollars in thousands)
	2019	2018
Regulatory Assets:
Premium and loss on reacquired debt(a)	$40,067	$46,315
Amortization on financing leases(b)	35,433	34,918
Outage costs(c)	34,367	36,352
Asset retirement obligations – Ashpond and other(k)	245,932	137,835
Asset retirement obligations – Nuclear(k)	—	7,031
Depreciation expense(d)	39,820	41,244
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	53,466	51,549
Interest rate options cost(f)	121,938	116,960
Deferral of effects on net margin – Smith Energy Facility(g)	154,564	160,509
Other regulatory assets(m)	37,925	22,350
Total Regulatory Assets	$763,512	$655,063
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$12,692	$13,873
Deferral of effects on net margin – Hawk Road Energy Facility(g)	18,485	19,101
Major maintenance reserve(i)	50,144	45,547
Amortization on financing leases(b)	14,256	17,156
Deferred debt service adder(j)	114,453	105,192
Asset retirement obligations – Nuclear(k)	61,516	—
Revenue deferral plan(l)	90,066	15,670
Other regulatory liabilities(m)	2,629	2,459
Total Regulatory Liabilities	$364,241	$218,998
Net regulatory assets	$399,271	$436,065
(a)Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 24 years.
(b)Represents the difference between expense recognized for rate-making purposes versus financial statement purposes related to finance lease payments and the aggregate of the amortization of the asset and interest on the obligation.
(c)Consists of both coal-fired maintenance and nuclear refueling outage costs. Coal-fired outage costs are amortized on a straight-line basis to expense over periods up to 48 months, depending on the operating cycle of each unit. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 or 24-month operating cycles of each unit.
(d)Prior to Nuclear Regulatory Commission (NRC) approval of a 20-year license extension for Plant Vogtle, we deferred the difference between Plant Vogtle depreciation expense based on the then 40-year operating license and depreciation expense assuming an expected 20-year license extension. Amortization commenced upon NRC approval of the license extension in 2009 and is being amortized over the remaining life of the plant.
(e)Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized to expense over the life of the units.
(f)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence when Vogtle Unit 3 goes in-service, which is expected November 2021.
(g)Effects on net margin for Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and are being amortized over the remaining life of each respective plant.
(h)Represents the accrual of retirement costs associated with long-lived assets for which there are no legal obligations to retire the assets.
(i)Represents collections for future major maintenance costs; revenues are recognized as major maintenance costs are incurred.
(j)Represents collections to fund certain debt payments to be made through the end of 2025 which will be in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants.

(k)Represents the difference in the timing of recognition of decommissioning costs for financial statement purposes versus ratemaking purposes, as well as the deferral of unrealized gains and losses of funds set aside for decommissioning.
(l)Deferred revenues under a rate management program that allows for additional collections over a five-year period beginning in 2018. These amounts will be amortized to income and applied to member billings over the subsequent five-year period.
(m)The amortization periods for other regulatory assets range up to 30 years and the amortization periods of other regulatory liabilities range up to 7 years.
r. Related parties
We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2019, 2018, and 2017, we incurred expenses from Georgia Transmission of $37,156,000, $30,428,000 and $28,410,000, respectively.
We, Georgia Transmission and 38 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2019, 2018, and 2017, we incurred expenses from Georgia Systems Operations of $26,730,000, $25,578,000, and $25,597,000, respectively.
s. Other income
Other income includes net revenue from Georgia Transmission and Georgia Systems Operations for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income.
t. Recently issued or adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued “Leases (Topic 842).” The new leases standard requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Accounting for both finance leases and operating leases results in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee recognizes a straight-line total lease expense. Quantitative and qualitative disclosures are required for significant judgments made by management. The new lease standard does not substantially change lessor accounting. We adopted the new standard effective January 1, 2019. For additional information, see Note 6.

In June 2016, the FASB issued ‘‘Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.’’ The amendments in this update replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new credit losses standard is effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. The amendments in this update can be adopted earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

We have substantially completed the implementation of the new credit losses standard. The adoption of the new credit losses standard will not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.

We have substantially completed the implementation of the amendments in this standard and the adoption of the standard will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The amendments in the standard remove certain exceptions and also clarify and simplify various aspects of accounting for income taxes. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted, which we are not electing to do. We are currently evaluating the future impact of this standard on our consolidated financial statements, however, we do not anticipate the impact will be significant.

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
The guidance establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1.  Quoted prices from active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Quoted prices in active markets provide the most reliable evidence of fair value and are used to measure fair value whenever available. Level 1 primarily consists of financial instruments that are exchange-traded.
•Level 2.  Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 2 primarily consists of financial instruments that are non-exchange-traded but have significant observable inputs.
•Level 3.  Pricing inputs that include significant inputs which are generally less observable from objective sources. These inputs may include internally developed methodologies that result in management's best estimate of fair value. Level 3 financial instruments are those whose fair value is based on significant unobservable inputs.
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:
(1)Market approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business) and deriving fair value based on these inputs.
(2)Income approach.  The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.
(3)Cost approach.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). This approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset or comparable utility adjusted for obsolescence.

	Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$179,346	$179,346	$—	$—
International equity trust	$96,204	—	96,204	—
Corporate bonds and debt	$63,849	—	63,849	—
US Treasury securities	$45,522	45,522	—	—
Mortgage backed securities	$62,400	—	62,400	—
Domestic mutual funds	$55,522	55,522	—	—
Municipal bonds	$1,189	—	1,189	—
Federal agency securities	$2,586	—	2,586	—
Other	$4,721	4,450	271	—
Long-term investments:
International equity trust	$23,161	—	23,161	—
Corporate bonds and debt	$20,395	—	20,395	—
US Treasury securities	$9,257	9,257	—	—
Mortgage backed securities	$12,867	—	12,867	—
Domestic mutual funds	$126,380	126,380	—	—
Federal agency securities	$1,082	—	1,082	—
Treasury STRIPS	$59,816	—	59,816	—
Other	$1,906	1,906	—	—
Natural gas swaps	$32,256	—	32,256	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$136,196	$136,196	$—	$—
International equity trust	$76,852	—	76,852	—
Corporate bonds and debt	$51,356	—	48,853	2,503
US Treasury securities	$47,712	47,712	—	—
Mortgage backed securities	$56,004	—	56,004	—
Domestic mutual funds	$43,359	43,359	—	—
Municipal bonds	$278	—	278	—
Federal agency securities	$6,066	—	6,066	—
Other	$2,995	2,031	964	—
Long-term investments:
International equity trust	$17,382	—	17,382	—
Corporate bonds and debt	$12,571	—	11,366	1,205
US Treasury securities	$12,062	12,062	—	—
Mortgage backed securities	$11,517	—	11,517	—
Domestic mutual funds	$94,494	94,494	—	—
Federal agency securities	$941	—	941	—
Treasury STRIPS	$14,113	—	14,113	—
Other	$1,045	1,045	—	—
Natural gas swaps	$13,154	—	13,154	—

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
The following table presents the changes in Level 3 assets measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018.

Year Ended December 31, 2019
(dollars in thousands)
Balance at December 31, 2018	$3,708
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	94
Liquidations	(3,802)
Balance at December 31, 2019	$—

Year Ended December 31, 2018
(dollars in thousands)
Balance at December 31, 2017	$—
Transfers to Level 3	4,997
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	(1,289)
Balance at December 31, 2018	$3,708
The estimated fair values of our long-term debt, including current maturities at December 31, 2019 and 2018 were as follows (in thousands):

	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$9,726,428	$11,180,658	$9,347,307	$9,837,254
The estimated fair value of long-term debt is classified as Level 2 and is based on observed or quoted market prices for the same or similar issues, or based on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2019 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.
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

3. Derivative instruments:
We use commodity trading derivatives to manage our exposure to fluctuation in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate. Realized gains and losses on natural gas swaps are included in fuel expense within our consolidated statements of revenues and expenses and, therefore, net margins within our consolidated statements of cash flows.
We are exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We have established policies and procedures to manage credit risk through counterparty analysis, exposure calculation and monitoring, exposure limits, collateralization and certain other contractual provisions.
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2019 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At December 31, 2019 and 2018, the estimated fair value of our natural gas contracts was a net liability of $32,256,000 and $13,154,000, respectively.
As of December 31, 2019 and 2018, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2019 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of approximately $32,256,000 with our counterparties.

The following table reflects the volume activity of our natural gas derivatives as of December 31, 2019 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)
2020	25.1
2021	22.6
2022	15.5
2023	10.5
2024	8.2
Total	81.9
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2019 and 2018.

	Balance Sheet Location	Fair Value
		2019	2018
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$—	$226
Liabilities
Natural gas swaps	Other current liabilities	$12,898	$2,066
Natural gas swaps	Other deferred credits	$19,358	$11,314
The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2019, 2018 and 2017.

	Consolidated Statement of Revenues and Expenses Location	2019	2018	2017
		(dollars in thousands)
Natural Gas Swaps	Fuel	$224	$6,088	$3,818
Natural Gas Swaps	Fuel	(9,308)	(956)	(1,677)
Total		$(9,084)	$5,132	$2,141
The following table presents the unrealized (gains) and losses on derivative instruments deferred on the balance sheet at December 31, 2019 and 2018.

	Consolidated Balance Sheet Location
		2019	2018
		(dollars in thousands)
Natural Gas Swaps	Regulatory asset	$32,256	$13,154
Total		$32,256	$13,154

4. Investments:
Investments in debt and equity securities
Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At December 31, 2019, investments with a fair value of $22,352,000 were in an unrealized loss position for greater than one year and represented approximately 86% of our gross unrealized losses, while investments with a fair value of $69,567,000 were in an unrealized loss position for less than one year. At December 31, 2018, investments with a fair value of $49,975,000 were in an unrealized loss position for greater than one year and represented approximately 59% of our gross unrealized losses, while investments with a fair value of $148,638,000 were in an unrealized loss position for less than one year.
The following tables summarize debt and equity securities at December 31, 2019 and 2018.

	(dollars in thousands)
	Gross Unrealized
2019	Cost	Gains	Losses	Fair Value
Equity	$258,870	$144,832	$(5,990)	$397,712
Debt	354,535	8,474	(874)	362,135
Other	6,356	—	—	6,356
Total	$619,761	$153,306	$(6,864)	$766,203

	(dollars in thousands)
	Gross Unrealized
2018	Cost	Gains	Losses	Fair Value
Equity	$251,226	$64,954	$(9,105)	$307,075
Debt	278,030	1,718	(4,955)	274,793
Other	3,075	—	—	3,075
Total	$532,331	$66,672	$(14,060)	$584,943
The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2019 and 2018 are as follows:

	(dollars in thousands)
	2019		2018
	Cost	Fair Value	Cost	Fair Value
Due within one year	$81,637	$81,914	$65,039	$63,925
Due after one year through five years	47,212	48,188	62,293	61,924
Due after five years through ten years	51,892	54,184	50,606	49,855
Due after ten years	173,794	177,849	100,092	99,089
Total	$354,535	$362,135	$278,030	$274,793
The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2019, 2018 and 2017:

	(dollars in thousands)
	2019	2018	2017
Gross realized gains	$18,076	$14,268	$35,523
Gross realized losses	(12,018)	(19,139)	(16,909)
Proceeds from sales	544,043	626,612	521,345

Investment in associated companies
Investments in associated companies were as follows at December 31, 2019 and 2018:

	(dollars in thousands)
	2019	2018
National Rural Utilities Cooperative Finance Corporation (CFC)	$24,065	$24,061
CT Parts, LLC	7,175	10,236
Georgia Transmission Corporation	32,106	30,237
Georgia System Operations
Corporation	7,000	9,250
Other	2,972	3,253
Total	$73,318	$77,037
The CFC investments consist of capital term certificates required in connection with our membership in CFC and a voluntary investment in CFC member capital securities. Accordingly, there is no market for these investments. The investment in Georgia Transmission represents capital credits. The investment in Georgia System Operations represents loan advances. Repayments of these advances are due by December 2024.
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
In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $36,555,000.
At the end of the term of the remaining facility lease, we have the option to cause RMLC to purchase the owner trust's undivided interest in Rocky Mountain at a fixed purchase option price of approximately $112,000,000. The payment undertaking agreement, along with the equity funding agreement with AIG Matched Funding Corp., would fund approximately $74,000,000 and $37,928,000 of this amount, respectively, and these amounts would be paid to the owner trust over five installments in 2027. If we do not elect to cause RMLC to purchase the owner trust's undivided interest in Rocky Mountain, Georgia Power has an option to purchase the undivided interest. If neither we nor Georgia Power exercise our purchase option, and we return (through RMLC) the undivided interest in Rocky Mountain to the owner trust, the owner trust has several options it can elect, including:
•causing RMLC and us to renew the related facility lease and facility sublease for up to an additional 16 years and provide collateral satisfactory to the owner trust,
•leasing its undivided interest to a third party under a replacement lease, or
•retaining the undivided interest for its own benefit.

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

The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Patronage exclusion	(21.0)%	(20.8)%	(34.1)%
AMT credit monetization	0.0%	0.0%	2.2%
Other	0.0%	(0.2)%	(0.9)%
Effective income tax rate	0.0%	0.0%	2.2%

The tax benefit reflected in the effective income tax rate reconciliation for 2017 relates to the $1,117,000 current tax benefit realized as a result of monetizing the remaining balance of alternative minimum tax credits. This benefit is as a result of a refundable credit, and since it is applied after considering the patronage dividend deduction, it is not allocated to our members, but instead is a source of cash to the taxpayer applied against its normal operating expenses. The benefit is shown as a component of production operating expenses on the statement of revenues and expenses.

The components of our net deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

	(dollars in thousands)
	2019	2018
Deferred tax assets
Net operating losses	$1,123	$3,830
Tax credits (alternative minimum tax and other)	—	—
Accounting for Rocky Mountain transactions	231,844	231,543
Advance payments	74,482	46,708
Other assets	88,821	82,655
Deferred tax assets	396,270	364,736
Less: Valuation allowance	(1,123)	(3,830)
Net deferred tax assets	$395,147	$360,906
Deferred tax liabilities
Depreciation	$258,724	$268,039
Accounting for Rocky Mountain transactions	118,021	116,226
Other liabilities	68,035	75,691
Deferred tax liabilities	444,780	459,956
Net deferred tax liabilities	49,633	99,050
Less: Patronage exclusion	(49,633)	(99,050)
Net deferred taxes	$—	$—
As of December 31, 2019, we have federal tax net operating loss carryforwards of $4,362,000 which expire in the year 2020. Due to the tax basis method for allocating patronage dividends and as shown by the above valuation allowance, it is not more likely than not that the deferred tax asset related to the net operating losses will be realized.
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
We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2016 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2016 and forward. We have no liabilities recorded for uncertain tax positions.

6. Leases:
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

We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during 2019 and 2018 was insignificant.
Finance Leases
Three of our Scherer Unit No. 2 finance leases have lease terms through December 31, 2027, and one lease extends through June 30, 2031. At the end of the leases, we can elect at our sole discretion to:
•Renew the leases for a period of not less than one year and not more than five years at fair market value,
•Purchase the undivided interest at fair market value, or
•Redeliver the undivided interest to the lessors.
For rate-making purposes, we include the actual lease payments for our finance leases in our cost of service. The difference between lease payments and the aggregate of the amortization on the right-of-use asset and the interest on the finance lease obligation is recognized as a regulatory asset. Finance lease amortization is recorded in depreciation and amortization expense.
Operating Leases
Our railcar operating leases have terms that extend through October 31, 2023. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease that extends through February 2042 with one renewal option for a twenty-year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available on January 1, 2019, the date of adoption of the new leases standard, in determining the present value of lease payments.
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	2019	2018
	(dollars in thousands)
Right-of-Use Assets - Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	$(257,504)	$(252,233)
Total finance lease assets	$45,228	$50,499

Lease liabilities - Finance leases
Obligations under finance leases	$75,649	$81,730
Long-term debt and finance leases due within one year	$6,081	$5,461
Total finance lease liabilities	$81,730	$87,191

Classification	2019	2018
	(dollars in thousands)
Right-of-Use Assets - Operating leases
Electric plant in service	$3,237	$—
Total operating lease assets	$3,237	$—

Lease liabilities - Operating leases
Capitalization - Other	$2,293	$—
Other current liabilities	$1,252	—
Total operating lease liabilities	$3,545	$—

		2019	2018
		(dollars in thousands)
Lease Cost	Classification
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$4,756	$4,199
Interest on lease liabilities	Interest expense	$9,488	$10,045

Operating lease cost	Inventory(1) & production expense	$3,179	$4,562
Total lease cost		$17,423	$18,806

(1)The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil inventories and are recognized in fuel expense as the inventories are consumed.

	December 31, 2019	December 31, 2018
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Finance leases	8.84	9.82
Operating leases	7.39	n/a

Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	5.12%	n/a

	2019	2018
	(dollars in thousands)
Other Information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9,488	$15,258
Operating cash flows from operating leases	$3,710	$—
Financing cash flows from finance leases	$5,461	$7,166

Right-of-use assets obtained in exchange for new operating lease liabilities	$6,983	$—
Maturity analysis of our finance and operating lease liabilities as of December 31, 2019 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2020	$14,949	$1,399	$16,348
2021	$14,949	$795	$15,744
2022	$14,949	$605	$15,554
2023	$14,949	$384	$15,333
2024	$14,949	$72	$15,021
Thereafter	$55,532	$1,085	$56,617
Total lease payments	$130,277	$4,340	$134,617
Less: imputed interest	$(48,547)	$(795)	$(49,342)
Present value of lease liabilities	$81,730	$3,545	$85,275
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during 2019 and 2018 was as follows:

	2019	2018
Lease income	$6,071	$4,969

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

Maturities for long-term debt and finance lease obligations through 2024 are as follows:

	(dollars in thousands)
	2020	2021	2022	2023	2024
FFB	$209,958	$216,652	$221,761	$229,530	$203,452
FMBs	1,010	1,010	1,010	1,010	63,510
PCBs(1)	—	—	—	—	368,225
CFC	391	—	—	—	—
	$211,359	$217,662	$222,771	$230,540	$635,187
Finance Leases	6,081	6,772	7,541	8,398	9,351
Total	$217,440	$224,434	$230,312	$238,938	$644,538
(1)In addition to regularly scheduled principal payments included are amounts that would be due at the later of (i) maturity date of the credit support facilities backing the Series 2009 and Series 2010 pollution control bonds, or at the mandatory redemption date of the Series 2017A and Series 2017B pollution control bonds or (ii) at the maturity of an alternative back-up credit facility we currently have available to refinance draws on the credit facilities. We currently maintain a $1.21 billion syndicated bank credit facility with a maturity date of December 2024 which backs the Series 2010 pollution control bonds and would be available as an alternative back-up credit facility for the Series 2009 and Series 2017 pollution control bonds noted above. As such, December 2024 is the designated maturity date for all of these pollution control bonds totaling $368.2 million. The nominal maturities of the Series 2009 and Series 2010 pollution control bonds range from 2030 through 2038 and the Series 2017 bonds totaling $122.6 million have a mandatory redemption in 2023 if the bonds are not remarketed before then, with nominal maturities in 2040 and 2045.
The weighted average interest rate on our long-term debt at December 31, 2019 and 2018 was 3.96% and 4.24%, respectively.
Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2019 and December 31, 2018 are as follows:

	2019		2018
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts
	(dollars in thousands)
FFB	$5,540,215	$60,356	$4,372,422	$50,210
FMBs	3,205,052	39,793	3,556,062	41,509
PCRBs	980,770	11,073	980,770	11,612
CFC	391	—	1,426	—
	$9,726,428	$111,222	$8,910,680	$103,331
We use the effective interest rate method to amortize debt issuance costs and debt discounts as well as the straight-line method when the results approximate those of the effective interest rate method. Unamortized debt issuance costs and debt discounts are being amortized to expense over the life of the respective debt issues.
a)Department of Energy Loan Guarantee:
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
On March 22, 2019, we and the Department of Energy entered into an Amended and Restated Loan Guarantee Agreement (as amended, the Loan Guarantee Agreement) which increased the aggregate amount guaranteed by the Department of Energy to $4,676,749,167. We also entered into a Note Purchase Agreement dated as of March 22, 2019 (the Additional Note Purchase Agreement), among us, the Federal Financing Bank and the Department of Energy and a future advance promissory note, dated March 22, 2019, made by us to the Federal Financing Bank in the amount of $1,619,679,706 (the Additional FFB Note and together with the Additional Note Purchase Agreement, the Additional FFB Documents).
Together, the Original FFB Documents and Additional FFB Documents provide for a multi-advance term loan facility (the Facility) under which we may make long-term loan borrowings through the Federal Financing Bank.
Proceeds of advances made under the Facility are used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII loan guarantee program (Eligible Project Costs). Borrowings under the Original FFB Notes may not exceed $3,057,069,461, of which $335,471,604 is designated for capitalized interest. At December 31, 2019, we had advanced all amounts available under the Original FFB Note. We were unable to advance $43,721,079 of the amount designated for capitalized interest under the Original FFB Note due to the timing of our borrowings and lower than expected interest rates.
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in December 2017. We have no amounts outstanding under the Additional FFB Note. At December 31, 2019, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,013,348,382. Total borrowings under the Facility will not exceed $4,633,028,088.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
During 2019, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $115,353,000 for long-term financing of general and environmental improvements at existing plants.
In January 2020, we received an additional $18,318,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Credit Facilities:
As of December 31, 2019, we had a total of $1,610,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from October 2021 to December 2024. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2019, we had the ability to issue letters of credit totaling $760,000,000 in the aggregate, of which $509,000,000 remained available. At December 31, 2019, we had (i) $252,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and collateral postings to third parties, and (ii) $282,370,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.
The weighted average interest rate on short-term borrowings at December 31, 2019 and December 31, 2018 was 2.12% and 2.98%, respectively.

8. Electric plant, construction and related agreements:
a. Electric plant
We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2019 and 2018 is as follows:

	2019		2018
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation
In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,989,693	$(1,815,258)	$2,975,727	$(1,775,569)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	56,991	(4,956)	55,861	(3,479)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	934,567	(462,063)	910,259	(441,240)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	749,971	(360,014)	655,618	(311,606)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,284,508	(545,908)	1,222,538	(442,840)
Doyle (Combustion Turbine - 100% ownership)	137,513	(113,259)	137,133	(109,509)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	618,939	(270,058)	618,621	(258,359)
Hartwell (Combustion Turbine - 100% ownership)	226,316	(110,008)	226,156	(105,540)
Hawk Road (Combustion Turbine - 100% ownership)	260,494	(67,065)	254,925	(75,308)
Talbot (Combustion Turbine - 100% ownership)	294,809	(144,847)	293,638	(136,007)
Chattahoochee (Combined cycle - 100% ownership)	317,210	(150,805)	315,463	(141,279)
Smith (Combined cycle - 100% ownership)	655,106	(195,638)	648,464	(179,486)
Wansley (Combustion Turbine – 30% ownership)	3,887	(3,738)	3,887	(3,626)
Transmission plant	96,198	(59,096)	95,861	(56,973)
Other	96,522	(57,826)	93,503	(56,193)
Property under capital lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	789,991	(472,486)	776,316	(447,391)
Total in-service	$9,512,715	$(4,833,025)	$9,283,970	$(4,544,405)
Construction work in progress
Vogtle Units No. 3 & No. 4	$4,617,654		$3,600,631
Environmental and other generation improvements	198,357		263,146
Other	885		2,265
Total construction work in progress	$4,816,896		$3,866,042
(1)Amounts include plant acquisition adjustments at December 31, 2019 and 2018 of $197,000,000.

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
Until March 2017, construction on Units No. 3 and No. 4 continued under the substantially fixed price EPC Agreement. In March 2017, Westinghouse filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Effective in July 2017, Georgia Power, acting for itself and as agent for the other Co-owners, and Westinghouse entered into a services agreement (the Services Agreement), pursuant to which Westinghouse is providing facility design and engineering services, procurement and technical support and staff augmentation on a time and materials cost basis. The Services Agreement provides that it will continue until the start-up and testing of Vogtle Units No. 3 and No. 4 is complete and electricity is generated and sold from both units. The Services Agreement is terminable by the Co-owners upon 30 days’ written notice.
In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement). The Bechtel Agreement is a cost reimbursable plus fee arrangement, whereby Bechtel is reimbursed for actual costs plus a base fee and an at-risk fee, which is subject to adjustment based on Bechtel’s performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2019, our total investment in the additional Vogtle units was approximately $4.9 billion. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. As of December 31, 2019, approximately $307 million of this project-level contingency, or $92 million for our 30% interest, was allocated to the base capital cost forecast for cost risks including, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers and workforce statistics.
In April 2019, Southern Nuclear completed a cost and schedule validation process to verify and update quantities of commodities remaining to install, labor hours to install remaining quantities and related productivity, testing and system turnover requirements, and forecasted staffing needs and related costs. This process confirmed the total estimated project capital cost forecast for Vogtle Units No. 3 and No. 4 and did not change the regulatory-approved in-service dates of November 2021 for Unit No. 3 and November 2022 for Unit No. 4. As part of this process, Southern Nuclear also established aggressive target values for monthly construction production and system turnover activities as part of a strategy to maintain margin to the regulatory-approved in-service dates. The project has faced challenges with the April 2019 aggressive strategy targets, including, but not limited to, electrical and pipefitting labor productivity and closure rates for work packages, which resulted in a backlog of activities and completion percentages below the April 2019 aggressive strategy targets.

In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the projected overall capital cost forecast and confirmed the regulatory-approved in-service dates. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near term milestone dates. Achieving completion in advance of the regulatory-approved in-service dates relies on meeting increased monthly production target values during 2020. Specifically, existing craft, including subcontractors, construction productivity must improve and be sustained above historical average levels, appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, must be maintained, and additional supervision and other field support resources must be retained. Southern Nuclear and Georgia Power continue to believe that pursuit of an aggressive site work plan is an appropriate strategy to achieve completion of the units by their regulatory-approved in-service dates.
In February 2020, Southern Nuclear also provided a schedule benchmark that forecasts production levels and adjusts project milestones to align with the regulatory-approved in-service dates. We believe the production levels and timeframes in this benchmark provide reasonable assurance that Units No. 3 and No. 4 will meet the regulatory-approved in-service dates of November 2021 and November 2022, respectively.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related craft labor productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), or regional transmission upgrades, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
Additionally, the current coronavirus (COVID-19) pandemic may disrupt or delay construction, testing, supervisory and support activities at Vogtle Units No. 3 and No. 4. Southern Nuclear has implemented policies and procedures designed to mitigate the risk of transmission at the construction site, including limiting exposure of individuals who are showing symptoms consistent with coronavirus, being tested for coronavirus or in close contact with such persons, self-quarantine and additional precautionary measures. It is too early to determine what impact, if any, suspected or actual cases may have on the current construction schedule or budget.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The ultimate outcome of these matters cannot be determined at this time.
Co-owner Contracts and Other Information
In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 to provide for, among other conditions, additional Co-owner approval requirements. These joint ownership agreements, including the Co-owner approval requirements, were subsequently amended, effective August 31, 2018. As described below, certain provisions of the Joint Ownership Agreements were modified further on September 26, 2018 by the Term Sheet that was memorialized on February 18, 2019 when the Co-owners entered into certain amendments (the Global Amendments) to the Joint Ownership Agreements (as amended, the Joint Ownership Agreements).
On January 11, 2018, the Georgia Public Service Commission issued an order related to the construction of Vogtle Units No. 3 and No. 4. Among other actions, the Public Service Commission (i) accepted Georgia Power’s recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. Third parties have filed two petitions with the Fulton County Superior Court appealing the Georgia Public Service Commission’s January 11, 2018 order. On December 21, 2018, the Superior Court granted Georgia Power’s motion to dismiss the two appeals. On January 9, 2019, those parties appealed that decision to the Georgia Court of Appeals. On October 29, 2019, the Georgia Court of appeals remanded the case to the Fulton County Superior Court to clarify its ruling (i) that the Georgia Public Service Commission’s January 11, 2018 order was not a final, appealable decision and (ii) whether the petitioners showed that review of the Public Service Commission’s final order would not provide them an adequate remedy. Georgia Power has stated that it believes the petitions have no merit; however, an adverse outcome in the appeal combined with subsequent adverse action by the Public Service Commission could have a material impact on our financial condition and results of operations.
As a result of an increase in the total project capital cost forecast and Georgia Power’s decision not to seek recovery of its allocation of the increase in the base capital costs and the increased construction budget in connection with Georgia Power’s 19th Vogtle construction monitoring (VCM) report in 2018, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 were required to vote to continue construction. In September 2018, the Co-owners unanimously voted to continue construction of Vogtle Units No. 3 and No. 4.
In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC that mitigated certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion (“EAC”) for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power’s forecast of $8.4 billion in Georgia Power’s nineteenth VCM report filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs;
•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and
•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).
If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option at the time the project budget forecast is so revised to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. In this event, Georgia Power would have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Co-owner. If Georgia Power accepts the offer to purchase a portion of another Co-owner’s ownership interest in Vogtle Units No. 3 and No. 4, the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Co-owner and by Georgia Power as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Co-owner in accordance with the second and third bullets above will be treated as payments made by the applicable Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.

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
The ultimate outcome of these matters cannot be determined at this time.
Financing
We may borrow up to $4.6 billion in federal loans from the Federal Financing Bank guaranteed by the Department of Energy, pursuant to which we have borrowed $3.0 billion as of December 31, 2019. For additional information regarding these loans and the related loan guarantee, including conditions for future advances, potential repayment over a five-year period, covenants and events of default under the loan guarantee agreement with the Department of Energy, see Note 7.
We have also financed $1.9 billion of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing any project costs not guaranteed by the Department of Energy in the capital markets.
The ultimate outcome of these matters cannot be determined at this time.

9. Employee benefit plans:
Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,632,000, $1,497,000 and $1,436,000 in 2019, 2018 and 2017, respectively.
Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $4,172,000, $3,903,000 and $3,791,000 in 2019, 2018 and 2017, respectively.
We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $3,440,000 and $2,387,000 in 2019 and 2018, respectively.

10. Nuclear insurance:
The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $13.9 billion. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450 million, a licensee of a nuclear power plant could be assessed a deferred premium of up to $138 million per incident for each licensed reactor operated by it, but not more than $20 million per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $165 million per incident, but not more than $25 million in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every 5 years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than November 1, 2023.
Georgia Power, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $1.5 billion for members' operating nuclear generating facilities. Additionally, there is coverage through NEIL for decontamination, excess property insurance, and premature decommissioning coverage up to $1.25 billion for nuclear losses and non-nuclear policies providing coverage up to $750 million for non-nuclear losses in excess of the $1.5 billion primary coverage.
Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units No. 3 and No. 4. This policy provides $2.75 billion in limits for accidental property damage occurring during construction.
Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $42 million.
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

11. Commitments:
We have entered into long-term commitments to meet fuel, transportation, maintenance and asset retirement requirements.
To supply a portion of the fuel requirements to our co-owned generating units, Georgia Power, on our behalf for coal and Southern Nuclear on our behalf for nuclear fuel, have entered into various long-term commitments for the procurement of coal and nuclear fuel. The contracts in most cases contain provision for price escalations, minimum and maximum purchase levels and other financial commitments. The value of the coal commitments is based on maximum coal prices and minimum volumes as provided in the contracts and does not include taxes, transportation, government impositions or railcar costs.
We have entered into long-term agreements with various counterparties to provide firm natural gas transportation to our natural gas-fired facilities. The value of these agreements is based on fixed rates as provided in the contracts and does not include variable costs.
We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2020 for convenience, our cancellation obligation would be approximately $80,000,000.
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
We have a small portfolio of leases with the most significant being a finance lease for our 60% undivided interest in Scherer Unit No.2. In addition, we have other operating leases including railcar leases for the transportation of coal at our coal-fired plants and various other leases of minimal value. For information regarding these leases, see Note 6.
As of December 31, 2019, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations	Finance and Operating Leases
2020	$13,019	$55,300	$63,985	$53,911	$6,623	$16,348
2021	5,231	36,200	63,444	14,461	19,206	15,744
2022	2,524	31,200	53,643	14,929	33,742	15,554
2023	—	18,400	49,044	3,330	32,932	15,333
2024	—	20,800	46,686	29,750	42,504	15,021
Thereafter	—	14,300	798,660	218,456	3,453,280	56,617

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

13. Quarterly financial data (unaudited):
Summarized quarterly financial information for 2019 and 2018 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
2019
Operating revenues	$356,600	$358,860	$382,623	$332,209
Operating margin	66,032	51,712	59,209	40,256
Net margin	23,596	9,383	18,286	3,196
2018
Operating revenues	$373,646	$365,921	$384,644	$355,902
Operating margin	69,931	60,849	54,845	39,351
Net margin	27,400	17,285	11,334	(4,820)
The negative net margins in the fourth quarter of 2018 were due to reductions to revenue requirements in order to achieve, but not exceed, the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and the Board of Directors of Oglethorpe Power Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and accumulated other comprehensive (deficit) margin and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
March 20, 2020

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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework) issued by Committee of Sponsoring Organizations, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors currently has two vacancies. One of the vacancies is for an at-large member position and the other is for an outside director position. Our members did not fill either of these vacancies at the March 2019 annual meeting of the members, and we do not anticipate that our members will elect directors to fill these vacancies during 2020.
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

Executive Officer and Director Biographies
Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Michael L. Smith	60	President and Chief Executive Officer
Michael W. Price	59	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	51	Executive Vice President and Chief Financial Officer
William F. Ussery	55	Executive Vice President, Member and External Relations
Annalisa M. Bloodworth	41	Senior Vice President and General Counsel
Lori K. Holt	58	Senior Vice President, Fuels & Co-owned Assets
James A. Messersmith	67	Senior Vice President, Plant Operations
Keith D. Russell	58	Senior Vice President, Capital Projects and Technical Services
Heather Teilhet	44	Senior Vice President, External Affairs
Jami G. Reusch	57	Vice President, Human Resources

Directors:
Bobby C. Smith, Jr.	66	Chairman and At-Large Director
Marshall S. Millwood	70	Vice-Chairman and Member Group Director (Group 3)
Jimmy G. Bailey	71	At-Large Director
George L. Weaver	72	Member Group Director (Group 1)
James I. White	74	Member Group Director (Group 1)
Danny L. Nichols	55	Member Group Director (Group 2)
Sammy G. Simonton	78	Member Group Director (Group 2)
Randy Crenshaw	67	Member Group Director (Group 3)
Fred A. McWhorter	73	Member Group Director (Group 4)
Jeffrey W. Murphy	56	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	50	Member Group Director (Group 5)
Wm. Ronald Duffey	78	Outside Director
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
Annalisa M. Bloodworth is our Senior Vice President and General Counsel and has served in that capacity since January 2017. Ms. Bloodworth joined Oglethorpe in 2010 and served in various roles prior to taking her current position, most recently as Deputy General Counsel. Prior to joining Oglethorpe, Ms. Bloodworth was in private practice at Eversheds Sutherland (US) LLP. In addition to energy, her legal experience includes significant work in commercial development, real estate, regulatory compliance, and construction contracting. Ms. Bloodworth is a graduate of Trinity University where she earned a Bachelor of Arts in Economics and Emory University School of Law where she earned her Juris Doctor degree. Ms. Bloodworth is a member of Leadership Georgia and presently serves on the Corporate Leadership Council of the Fernbank Natural History Museum and as President of the Emory University School of Law Alumni Board.
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
Heather H. Teilhet is our Senior Vice President, External Affairs and has served in that capacity since January 2020. Ms. Teilhet joined us in January 2017 as Vice President of Governmental Affairs. Prior to joining us, Ms. Teilhet served as Vice President of Government Relations for Georgia Electric Membership Corporation from 2010 to 2016, where she represented Georgia's 41 electric cooperatives before the Georgia General Assembly, the U.S. Congress and certain regulatory agencies. Prior to joining Georgia EMC, she served as a senior staff member for Georgia Governor Sonny Perdue and as a staff member for Georgia Governor Roy Barnes. Ms. Teilhet graduated from the University of Georgia and holds a Masters in Public Administration from Georgia State University.
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
Director Biographies
Jimmy G. Bailey is an at-large director. Mr. Bailey has served on our board of directors since September 2015 and his present term will expire in March 2022. Mr. Bailey is a member of the compensation committee and the construction project committee. Mr. Bailey is a director of Diverse Power Incorporated, an EMC. Mr. Bailey owned and operated a construction contracting business from 1970 to 2018. He also serves as Chairman of Kudzu Networks Inc., a subsidiary of Diverse Power, and was President of the Georgia Directors Association in 2017 and 2018.
Randy Crenshaw is a member group director (group 3). Mr. Crenshaw has served on our board of directors since March 2016, and his present term will expire in March 2022. He is a member of the audit committee. Mr. Crenshaw is President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Mr. Crenshaw also serves on the board of directors for Georgia Electric Membership Corporation, Green Power EMC and Smarr EMC and is chairman of the board of directors for GRESCO Utility Supply, Inc. He is a former member of the Georgia Systems Operations board of directors and former chairman of the Georgia Cooperative Council board of directors. He is also President of the Irwin/Ocilla Chamber of Commerce.
Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2021. He is the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and a member of the board of directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is Chair of the board of directors of Piedmont Healthcare, where he also serves on the Executive Committee, Executive Performance and Compensation Committee and Governance and Nominating Committee. Mr. Duffey is also a former member of the Georgia Chamber of Commerce board of directors.

Ernest A. "Chip" Jakins III is a member group director (group 5). Mr. Jakins has served on our board of directors since 2014, and his present term will expire in March 2020. Mr. Jakins is a member of the construction project committee and the compensation committee. Mr. Jakins is currently the President and Chief Executive Officer of Jackson Electric Membership Corporation and was previously President and Chief Executive Officer of Carroll Electric Membership Corporation. He also serves as a director for Georgia System Operations, where he is a member of the audit committee, for Georgia Electric Membership Corporation where he is a member of the Executive Committee, and for Green Power EMC. He is also a member of the Georgia Chamber of Commerce.
Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2022. He is a member of the compensation committee and the construction project committee. Mr. McWhorter serves as Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He is the owner of F.A. McWhorter Poultry Farms.
Marshall S. Millwood is the Vice-Chairman of the Board and a member group director (group 3). Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2020. He is the chairman of the compensation committee and a member of the construction project committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.
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
Audit Committee.    The audit committee is responsible for assisting the board of directors in its oversight of various aspects of our business, including all material aspects of our financial reporting functions as well as risk assessment and management. Its responsibilities related to financial reporting include selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee also reviews our policy standards and guidelines for risk assessment and risk management as discussed further under "– Board of Directors' Role in Risk Oversight." The members of the audit committee are currently Ronald Duffey, Randy Crenshaw, Jeffrey Murphy, Sam Simonton, George Weaver and James White. Mr. Duffey is the chairman of the audit committee. The board of directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.
Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to our compensation programs as needed. Currently, the members of the compensation committee are Marshall Millwood, Jimmy Bailey, Chip Jakins, Fred McWhorter and Danny Nichols. Mr. Millwood is the chairman of the compensation committee.
Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. The members of the construction project committee are currently Danny Nichols, Jimmy Bailey, Chip Jakins, Fred McWhorter and Marshall Millwood. Mr. Nichols is the chairman of the construction project committee.
Board of Directors' Role in Risk Oversight
Our board of directors and the audit committee both actively oversee our exposure to risks in our business. Our board of directors has adopted corporate policies regarding management of risks related to financial management, capital investment and the use of derivatives. One of the primary risk oversight activities of the board of directors is to hold an annual strategic planning session to review potentially material threats and opportunities to our business. To facilitate this review, management develops a comprehensive strategic issues matrix. The strategic issues matrix identifies, describes, assesses and classifies the potential impact or magnitude, and outlines corporate strategies for addressing potentially material threats and opportunities to our business. During this session, our board of directors reviews these analyses and affirms or assists management with developing strategies to address these strategic risks and opportunities. Additionally, management also develops and typically shares a corporate risk map with our audit committee. The corporate risk map depicts the probability of occurrence and the potential severity for each significant corporate risk.
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
Components of Total Compensation
The compensation committee determined that compensation packages for the fiscal year ended December 31, 2019 for our executive officers should be comprised of the following three primary components:
•Annual base salary,
•Performance pay, which consists of a cash award based on the achievement of corporate goals, and
•Benefits, which consist primarily of health, welfare and retirement benefits.
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
We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2019, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.
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
Corporate Goals for Performance Pay
We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2019, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.
For an executive officer to earn his or her maximum performance pay, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus. Goals are reviewed annually and may be adjusted in order to reflect any changes in our strategic focus. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. For example, in 2019, we increased some of the performance thresholds for our operations goals. The following provides an overview of the purposes of each category of our corporate goals:
Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost work time. Our safety performance goals focused on the number of lost time incidents, safety training and meetings, enhancing our safety program and procedures and reducing workplace hazards for both our employees and contractors.
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
Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2019, we may earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $50 million goal. Two other financial goals focus on our internal controls over financial reporting.
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

Assessment of Performance of 2019 Corporate Goals
The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2019 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2019 Result	Weight	Weighted Goal Achieved
Safety
Incident Rate	Lost Work Time Incidents	1 (if not OSHA)	0	0	3.0%	3.00%
Safety Program(1)	Training and Meetings	100.0%	100.0%	100.0%	1.0%	1.00%
	Safety Observations	150/70	250/140	264/177	2.5%	2.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.5%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	97.2%	100.0%	99.9%	4.0%	3.74%
Fleet	Successful Dispatch	92.5%	97.5%	100.0%	3.0%	3.00%
	Peak Season Availability	76.0%	99.9%	84.0%	19.0%	15.96%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	5.5%	3.5%	0.2%	1.3%	1.33%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	6.2%	4.3%	2.9%	0.7%	0.67%
	Nuclear Fleet Capability Factor	91.4%	92.8%	92.9%	2.0%	2.00%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	95.0%	7.0%	6.65%
	Status of Project	Meet applicable deadlines		75.0%	3.0%	2.25%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines & budgets		81.7%	6.0%	4.90%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	0	4.0%	4.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$50,000,000	$91,615,913	14.0%	14.00%
	Additional Cost Savings	$0	$50,000,000	$14,518,999	0-5.0%	1.45%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	2.0%	2.00%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	94.7%	15.0%	14.20%
Total					100.0%	95.15%
(1)Certain sub-goals are aggregated for purposes of the table.
(2)Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.
As noted above, we achieved 95.15% of our corporate goals for 2019. As a result, Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery received performance pay in an amount equal to 95.15% of 20% of his or her base salary. Mr. Messersmith received an amount equal to 95.15% of 15% of his base salary plus 115% of 5% of his base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2019:

Executive Officer	Performance Pay*
Michael L. Smith	$149,376
Michael W. Price	88,091
Elizabeth B. Higgins	88,714
William F. Ussery	68,953
James A. Messersmith	66,052
*Performance pay was calculated based on base salaries as of December 31, 2019. Actual compensation earned in 2019 is reported in the Summary Compensation Table below.
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
Our employment agreement with Mr. Smith extends through December 31, 2022. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.
We also have employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery. The current term of each agreement extends through December 31, 2022 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.
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
Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,781,908.
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
Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins and Mr. Ussery will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Price, Ms. Higgins and Mr. Ussery in the circumstances described above is $1,031,783, $1,030,459, and $799,119, respectively.
Compensation Committee Report
The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the SEC.
Respectfully Submitted
The Compensation Committee
Jimmy G. Bailey  Earnest A. Jakins III  Marshall S. Millwood  Fred McWhorter  Danny Nichols

Compensation Committee Interlocks and Insider Participation
Mr. Bailey, Mr. Crenshaw, Mr. Jakins, Mr. Millwood, Mr. McWhorter, Mr. Simonton and Mr. Nichols served as members of our compensation committee during 2019. Mr. Crenshaw's and Mr. Simonton's service on this committee ended May 7, 2019.
Mr. Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.6 million to us in 2019 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.6 million to us in 2019 under its wholesale power contract accounted for approximately 0.4% of our total revenues.
Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $205.5 million to us in 2019 under its wholesale power contract accounted for approximately 14.4% of our total revenues.
Mr. Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $43.9 million to us in 2019 under its wholesale power contract accounted for approximately 3.1% of our total revenues.
Summary Compensation Table
The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Michael L. Smith	2019	$777,546	$—	$149,376	$156,167	$1,083,089
President and	2018	735,773	—	137,337	147,423	1,020,533
Chief Executive Officer	2017	708,026	—	126,330	144,420	978,776

Michael W. Price	2019	459,937	—	88,091	97,313	645,341
Executive Vice President and	2018	442,250	—	82,548	92,629	617,427
Chief Operating Officer	2017	425,667	—	75,936	109,838	611,441

Elizabeth B. Higgins	2019	463,192	—	88,714	97,554	649,460
Executive Vice President and	2018	445,375	—	83,132	92,600	621,107
Chief Financial Officer	2017	428,683	—	76,468	91,103	596,254

William F. Ussery	2019	360,013	—	68,953	78,575	507,541
Executive Vice President,	2018	346,167	—	64,614	76,047	486,828
Member and External Relations	2017	333,233	—	59,436	73,508	466,177

James A. Messersmith	2019	328,371	—	66,052	74,458	468,881
Senior Vice President,	2018	316,487	—	62,966	73,774	453,227
Plant Operations	2017	305,546	—	58,602	66,242	430,390

(1)Figures for 2019 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of each Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith of $37,000; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith, respectively of $99,382, $45,954, $46,130, $28,662 and $24,182; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.

The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2019.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Maximum
Michael L. Smith	N/A	$35,864	$156,990
Michael W. Price	N/A	$21,150	$92,581
Elizabeth B. Higgins	N/A	$21,299	$93,236
William F. Ussery	N/A	$16,555	$72,467
James A. Messersmith	N/A	$24,500	$82,472
For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2019 Corporate Goals."
Nonqualified Deferred Compensation
We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($280,000 as indexed).
The following table sets forth contributions for the fiscal year ended December 31, 2019 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Michael L. Smith	$35,000	$99,382	$108,136	$—	$738,591
Michael W. Price	$7,300	$45,954	$95,371	$—	$481,969
Elizabeth B. Higgins	$10,000	$46,130	$111,870	$—	$527,926
William F. Ussery	$1,000	$28,662	$41,399	$—	$226,481
James A. Messersmith	$—	$24,182	$28,267	$—	$151,368
(1)All registrant contribution amounts shown have been included in the "All Other Compensation" column of the Summary Compensation Table above and are limited to the Fidelity Non-Qualified Deferred Compensation Program.
(2)A participant's accounts under the deferred compensation program are invested in the investment options selected by the participant. The accounts are credited with gains and losses actually experienced by the investments.
Pay Ratio Disclosure
We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2019.
To identify our median employee, we determined that as of December 31, 2019, we had 299 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2019 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.
Based upon this analysis, we determined that our median employee's annual total compensation for 2019 was $148,238. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2019 was $1,083,089. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2019 was 7.31:1.

Compensation Policies and Practices As They Relate to Our Risk Management
We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Director Compensation
The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2019.

Name	Total Fees Earned or Paid in Cash
Member Directors
Jimmy G. Bailey	$16,000
Randy Crenshaw	$14,400
Ernest A. "Chip" Jakins III	$12,400
Fred A. McWhorter	$14,200
Marshall S. Millwood, Vice-Chairman	$15,000
Jeffrey W. Murphy	$15,000
Danny L. Nichols	$14,300
Sammy G. Simonton	$16,300
Bobby C. Smith, Jr., Chairman	$16,780
George L. Weaver	$16,300
James I. White	$16,100
Outside Director
Wm. Ronald Duffey	$32,000
(1)
During 2019, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings and $300 per day for participation by video conference for a meeting of the advisory board. We paid our outside director a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per hour, or for each fraction thereof, up to a daily cap of $600, when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not Applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.6 million to us in 2019 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.6 million to us in 2019 under its wholesale power contract accounted for approximately 0.4% of our total revenues.
Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $205.5 million to us in 2019 under its wholesale power contract accounted for approximately 14.4% of our total revenues.
Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $18.7 million to us in 2019 under its wholesale power contract accounted for approximately 1.3% of our total revenues.
Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $43.9 million to us in 2019 under its wholesale power contract accounted for approximately 3.1% of our total revenues.
George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $42.8 million to us in 2019 under its wholesale power contract accounted for approximately 3.0% of our total revenues.
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
In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2019. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2019 and 2018, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2019	2018
	(dollars in thousands)
Audit Fees(1)	$544	$528
Audit-Related Fees(2)	242	12
Tax Fees(3)	59	38
All Other Fees(4)	2	2
Total	$847	$580
(1)Audit of annual financial statements and review of financial statements included in SEC filings and services rendered in connection with financings.
(2)Other audit-related services.
(3)Professional tax services including tax consultation and tax return compliance.
(4)All other fees relates to a subscription to an on-line accounting research and investigative tool.

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
Pre-Approval Policy
The audit and permissible non-audit services performed by Ernst & Young LLP in 2019 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2019, 2018 and 2017	61
	Consolidated Statements of Comprehensive Margin, For the Years Ended December 31, 2019, 2018 and 2017	62
	Consolidated Balance Sheets, As of December 31, 2019 and 2018	63
	Consolidated Statements of Capitalization, As of December 31, 2019 and 2018	64
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2019, 2018 and 2017	66
	Consolidated Statements of Patronage Capital and Membership Fees And Accumulated Other Comprehensive (Deficit) Margin, For the Years Ended December 31, 2019, 2018 and 2017	67
	Notes to Consolidated Financial Statements	68
	Report of Independent Registered Public Accounting Firm	102
(2)	Financial Statement Schedules

	None applicable.

(3)	Exhibits

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

*4.4.1(1)	–	Loan Agreement, dated as of December 1, 2009, between the Development Authority of Monroe County and Oglethorpe relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
*4.4.2(1)	–	Note, dated December 10, 2009, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
*4.4.3(1)	–	Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
*4.5.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
*4.5.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
*4.5.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
*4.6.1(1)	–	Loan Agreement, dated as of October 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical (Indexed Put Rate Bonds) loan agreements.
*4.6.2(1)	–	Note, dated October 12, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical notes.
*4.6.3(1)	–	Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical indentures.
*4.6.4(1)	–	Bondholder's Agreement, dated as of October 1, 2017, by and between Oglethorpe and RBC Municipal Products, LLC, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical bondholder's agreements.
*4.7.1(1)	–	Loan Agreement, dated as of December 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical (Fixed Rate and Term Rate Bonds) loan agreements.

*4.7.2(1)	–	Note, dated December 28, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical notes.
*4.7.3(1)	–	Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical indentures.
*4.8.1(1)	–	Term Loan Agreement, dated as of August 1, 2009, between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
*4.8.2(1)	–	First Amendment to Term Loan Agreement, dated as of December 20, 2013, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.8.3(1)	–	Second Amendment to Term Loan Agreement, dated as of March 23, 2015, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
4.8.4(1)	–	Third Amendment to Term Loan Agreement, dated as of December 12, 2018, by and between Oglethorpe and National Rural Utilities Cooperative Finance Corporation, relating to the Series 2009C Note.
*4.8.5(1)	–	Series 2009C CFC Note, dated August 11, 2009, in the original principal amount of $250,000,000, from Oglethorpe to National Rural Utilities Cooperative Finance Corporation.
*4.9.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
*4.9.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.10.1	–
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

*4.10.7	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.10.8	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
4.10.9	–	Reimbursement Note, dated March 22, 2019, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–
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
Global Amendments to Vogtle Additional Units Agreements, dated as of February 18, 2019, by and among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on February 20, 2019, File No. 333-192954.)

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
Plant Alvin W. Vogtle Nuclear Units Amended and Restated Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.4.3 to the Registrant's Form 8-K filed on April 27, 2006, File No. 33-7591.)

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

*10.3.4	–
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

10.3.6(c)		Amendment No. 2 to Construction Completion Agreement dated as of November 8, 2019, between Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC, and the City of Dalton, Georgia and Bechtel Power Corporation. (Incorporated by reference to Exhibit 10(c)(8) of Georgia Power Company's Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020.)
*10.4.1	–	Plant Hal Wansley Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(a)	–	Plant Hal Wansley Operating Agreement between Georgia Power Company and Oglethorpe, dated as of March 26, 1976. (Filed as Exhibit 10.8.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2(b)	–
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
Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.) Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)

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

*10.13	–	Amended and Restated Credit Agreement, dated as of December 11, 2019, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on December 11, 2019, File No. 333-192954.)
*10.14(a)(3)	–	Employment Agreement, dated as of October 11, 2013, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed October 16, 2013, File No. 000-53908.)
*10.14(b)(3)	–
Amendment to Employment Agreement, dated March 21, 2016, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.14(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2015, File No. 000-53908.)

*10.15(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Michael W. Price.
*10.16(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Elizabeth B. Higgins.
*10.17(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and William F. Ussery.
14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	–	XBRL Interactive Data File.
___________________________________________________________________
(1)Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.

(2)Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the SEC.
(3)Indicates a management contract or compensatory arrangement required to be filed as an exhibit to this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2020.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/ MICHAEL L. SMITH
MICHAEL L. SMITH
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2020
MICHAEL L. SMITH

/s/ ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2020
ELIZABETH B. HIGGINS

/s/ G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 20, 2020
G. KENNETH WARREN, JR.

/s/ JIMMY G. BAILEY	Director	March 20, 2020
JIMMY G. BAILEY

/s/ RANDY CRENSHAW	Director	March 20, 2020
RANDY CRENSHAW

/s/ WM. RONALD DUFFEY	Director	March 20, 2020
WM. RONALD DUFFEY

/s/ ERNEST A. JAKINS III	Director	March 20, 2020
ERNEST A. JAKINS III

/s/ FRED MCWHORTER	Director	March 20, 2020
FRED MCWHORTER

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD	Director	March 20, 2020
MARSHALL S. MILLWOOD

/s/ JEFFREY W. MURPHY	Director	March 20, 2020
JEFFREY W. MURPHY

/s/ DANNY L. NICHOLS	Director	March 20, 2020
DANNY L. NICHOLS

/s/ SAMMY G. SIMONTON	Director	March 20, 2020
SAMMY G. SIMONTON

/s/ BOBBY C. SMITH, JR.	Director	March 20, 2020
BOBBY C. SMITH, JR.

/s/ GEORGE L. WEAVER	Director	March 20, 2020
GEORGE L. WEAVER

/s/ JAMES I. WHITE	Director	March 20, 2020
JAMES I. WHITE