Form 10-Q
period 2020-03-31
OGLETHORPE POWER CORP
filed 2020-05-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File No. 333-192954
(An Electric Membership Corporation)
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1211925 (I.R.S. employer identification no.)

2100 East Exchange Place Tucker, Georgia (Address of principal executive offices)	30084-5336 (Zip Code)

Registrant's telephone number, including area code	(770)270-7600
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
FOR THE QUARTER ENDED MARCH 31, 2020

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2019 and under "Risk Factors" and in other sections of this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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
•the duration and severity of the current coronavirus ("COVID-19") pandemic and resulting economic contraction and its impact on our business, financial condition, operations, construction projects and our members and their service territories;
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
ii

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
•our members' ability to offer their residential, commercial and industrial customers competitive rates;
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
•catastrophic events such as fires, earthquake, floods, droughts, hurricanes, explosions, pandemic health events, such as influenza, or similar occurrences; and
•other factors discussed elsewhere in this quarterly report and in other reports we file with the SEC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2020 and December 31, 2019

	(dollars in thousands)
	2020	2019
Assets
Electric plant:
In service	$9,249,897	$9,209,983
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,861,870)	(4,833,025)
	4,690,759	4,679,690

Nuclear fuel, at amortized cost	365,244	359,270
Construction work in progress	5,084,102	4,816,896
Total electric plant	10,140,105	9,855,856

Investments and funds:
Nuclear decommissioning trust fund	444,820	511,339
Investment in associated companies	74,540	73,318
Long-term investments	307,412	254,864
Restricted investments	408,974	461,757
Bond purchase fund	212,760	—
Other	26,808	26,422
Total investments and funds	1,475,314	1,327,700

Current assets:
Cash and cash equivalents	360,081	448,612
Restricted short-term investments	131,249	71,833
Receivables	143,971	166,429
Inventories, at average cost	289,065	277,729
Prepayments and other current assets	8,567	9,862
Total current assets	932,933	974,465

Deferred charges:
Regulatory assets	806,460	763,512
Prepayments to Georgia Power	49,364	48,052
Other	18,252	20,528
Total deferred charges	874,076	832,092
Total assets	$13,422,428	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2020 and December 31, 2019

	(dollars in thousands)

	2020	2019
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,039,951	$1,016,747
Long-term debt	9,759,415	9,403,847
Obligation under finance leases	75,649	75,649
Other	26,344	25,196
Total capitalization	10,901,359	10,521,439

Current liabilities:
Long-term debt and finance leases due within one year	219,834	217,440
Short-term borrowings	401,903	282,370
Accounts payable	106,358	165,049
Accrued interest	77,778	65,895
Member power bill prepayments, current	95,949	77,066
Other current liabilities	51,863	49,443
Total current liabilities	953,685	857,263

Deferred credits and other liabilities:
Asset retirement obligations	1,082,262	1,070,640
Member power bill prepayments, non-current	115,321	134,396
Regulatory liabilities	328,939	364,241
Other	40,862	42,134
Total deferred credits and other liabilities	1,567,384	1,611,411
Total equity and liabilities	$13,422,428	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2020 and 2019

	(dollars in thousands)

	Three Months
	2020	2019
Operating revenues:
Sales to Members	$341,513	$356,470
Sales to non-Members	161	130
Total operating revenues	341,674	356,600
Operating expenses:
Fuel	71,156	98,992
Production	116,131	103,320
Depreciation and amortization	62,024	62,303
Purchased power	16,613	16,065
Accretion	13,235	9,888
Total operating expenses	279,159	290,568
Operating margin	62,515	66,032

Other income:
Investment income	12,934	16,735
Other	2,009	1,829
Total other income	14,943	18,564

Interest charges:
Interest expense	102,285	101,448
Allowance for debt funds used during construction	(51,030)	(43,426)
Amortization of debt discount and expense	2,999	2,978
Net interest charges	54,254	61,000
Net margin	$23,204	$23,596
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2020 and 2019

(dollars in thousands)
Balance at December 31, 2018	$962,286
Net margin	23,596
Balance at March 31, 2019	$985,882

Balance at December 31, 2019	$1,016,747
Net margin	23,204
Balance at March 31, 2020	$1,039,951
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2020 and 2019

	(dollars in thousands)
	2020	2019
Cash flows from operating activities:
Net margin	$23,204	$23,596
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	93,205	93,497
Accretion cost	13,235	9,888
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(155)	(254)
Deferred outage costs	(25,171)	(20,803)
Gain on sale of investments	(8,368)	(791)
Regulatory deferral of costs associated with nuclear decommissioning	150	(6,728)
Other	(729)	2,155
Change in operating assets and liabilities:
Receivables	29,378	(9,938)
Inventories	(11,302)	(9,204)
Prepayments and other current assets	1,296	(4,794)
Accounts payable	(62,430)	(57,900)
Accrued interest	11,883	28,434
Accrued taxes	9,332	12,156
Other current liabilities	(10,942)	(26,280)
Member power bill prepayments	(192)	(41,544)
Rate management program collections	21,929	11,806
Total adjustments	60,672	(20,747)
Net cash provided by operating activities	83,876	2,849
Cash flows from investing activities:
Property additions	(361,580)	(321,093)
Activity in nuclear decommissioning trust fund—Purchases	(146,379)	(80,733)
—Proceeds	144,227	78,628
Bond purchase fund	(212,760)	—
Increase in restricted investments	(6,633)	(8,053)
Activity in other long-term investments—Purchases	(114,725)	(44,990)
—Proceeds	53,057	39,553
Other	4,745	(5,618)
Net cash used in investing activities	(640,048)	(342,306)
Cash flows from financing activities:
Long-term debt proceeds	411,318	632,940
Long-term debt payments	(52,041)	(350,254)
Increase (decrease) in short-term borrowings, net	119,533	(338,476)
Other	(11,169)	(15,973)
Net cash provided by (used in) financing activities	467,641	(71,763)
Net decrease in cash and cash equivalents	(88,531)	(411,220)
Cash and cash equivalents at beginning of period	448,612	752,618
Cash and cash equivalents at end of period	$360,081	$341,398
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$38,986	$29,222
Supplemental disclosure of non-cash investing and financing activities:
Accrued property additions at end of period	$87,186	$115,332
Interest paid-in-kind	$—	$15,710
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements
(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month periods ended March 31, 2020 and 2019. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of results to be expected for the full year. As noted in our 2019 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2019 Form 10-K.
(B)Fair Value.    Authoritative guidance regarding fair value measurements for financial and non-financial assets and liabilities defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.
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
As required by the guidance, assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:
1.Market approach.    The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business) and deriving fair value based on these inputs.

2.Income approach.    The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.

3.Cost approach.    The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). This approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset or comparable utility, adjusted for obsolescence.
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$134,999	$134,999	$—	$—
International equity trust	$78,208	—	78,208	—
Corporate bonds and debt	$65,999	—	65,999	—
US Treasury securities	$51,244	51,244	—	—
Mortgage backed securities	$64,729	—	64,729	—
Domestic mutual funds	$38,564	38,564	—	—
Municipal bonds	$1,302	—	1,302	—
Federal agency securities	$3,499	—	3,499	—
Non-US Gov't bonds & private placements	$242	—	242	—
Other	$6,034	6,034	—	—
Long-term investments:
International equity trust	$18,257	—	18,257	—
Corporate bonds and debt	$19,744	—	19,744	—
US Treasury securities	$8,932	8,932	—	—
Mortgage backed securities	$15,305	—	15,305	—
Domestic mutual funds	$130,940	130,940	—	—
Federal agency securities	$867	—	867	—
Treasury STRIPS	$111,297	—	111,297	—
Other	$2,070	2,070	—	—
Natural gas swaps	$36,067	—	36,067	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$179,346	$179,346	$—	$—
International equity trust	$96,204	—	96,204	—
Corporate bonds and debt	$63,849	—	63,849	—
US Treasury securities	$45,522	45,522	—	—
Mortgage backed securities	$62,400	—	62,400	—
Domestic mutual funds	$55,522	55,522	—	—
Municipal bonds	$1,189	—	1,189	—
Federal agency securities	$2,586	—	2,586	—
Other	$4,721	4,450	271	—
Long-term investments:
International equity trust	$23,161	—	23,161	—
Corporate bonds and debt	$20,395	—	20,395	—
US Treasury securities	$9,257	9,257	—	—
Mortgage backed securities	$12,867	—	12,867	—
Domestic mutual funds	$126,380	126,380	—	—
Federal agency securities	$1,082	—	1,082	—
Treasury STRIPS	$59,816	—	59,816	—
Other	$1,906	1,906	—	—
Natural gas swaps	$32,256	—	32,256	—

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
The estimated fair values of our long-term debt, including current maturities at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	2020		2019

	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$10,085,706	$12,749,538	$9,726,428	$11,180,658

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. We also have small amounts of long-term debt provided by National Rural Utilities Cooperative Finance Corporation (CFC). The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank. The rates on the CFC debt are fixed and the valuation is based on rate quotes provided by CFC.
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
(C)Derivative Instruments.    We use commodity trading derivatives to manage our exposure to fluctuations in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate. Realized gains and losses on natural gas swaps are included in fuel expense within our consolidated statements of revenues and expenses and, therefore, net margins within our consolidated statement of cash flows.
We are exposed to credit risk as a result of entering into these hedging arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We have established policies and procedures to manage credit risk through counterparty analysis, exposure calculation and monitoring, exposure limits, collateralization and certain other contractual provisions.
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2020, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At March 31, 2020 and December 31, 2019, the estimated fair values of our natural gas contracts were net liabilities of approximately $36,067,000 and $32,256,000, respectively.
As of March 31, 2020 and December 31, 2019, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $36,067,000 with our counterparties.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2020 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2020	21.6
2021	24.4
2022	17.0
2023	11.7
2024	10.2
2025	4.6
Total	89.5
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2020 and December 31, 2019.

	Balance Sheet Location	Fair Value
		2020	2019
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$—	$—

Liabilities:
Natural gas swaps	Other current liabilities	$17,905	$12,898
Natural gas swaps	Other deferred credits	$18,162	$19,358
The following table presents the gross realized gains and (losses) on derivative instruments recognized in margin for the three months ended March 31, 2020 and 2019.

	Statement of Revenues and Expenses Location	Three months ended March 31,
		2020	2019
		(dollars in thousands)
Natural Gas Swaps gains	Fuel	$—	$213
Natural Gas Swaps losses	Fuel	(4,452)	(673)
Total		$(4,452)	$(460)
The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at March 31, 2020 and December 31, 2019.

	Balance Sheet Location	2020	2019
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$36,067	$32,256
Total		$36,067	$32,256

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At March 31, 2020, investments with a fair value of $19,604,000 were in an unrealized loss position for greater than one year and represented approximately 37% of our gross unrealized losses, while investments with a fair value of $123,735,000 were in an unrealized loss position for less than one year. At December 31, 2019, investments with a fair value of

$22,352,000 were in an unrealized loss position for greater than one year and represented approximately 86% of our gross unrealized losses, while investments with a fair value of $69,597,000 were in an unrealized loss position for less than one year.
The following tables summarize debt and equity securities as of March 31, 2020 and December 31, 2019.

	Gross Unrealized
	(dollars in thousands)
March 31, 2020	Cost	Gains	Losses	Fair Value
Equity	$255,154	$68,633	$(19,685)	$304,102
Debt	428,691	17,399	(6,064)	440,026
Other	8,104	—	—	8,104
Total	$691,949	$86,032	$(25,749)	$752,232

	Gross Unrealized
	(dollars in thousands)
December 31, 2019	Cost	Gains	Losses	Fair Value
Equity	$258,870	$144,832	$(5,990)	$397,712
Debt	354,535	8,474	(874)	362,135
Other	6,356	—	—	6,356
Total	$619,761	$153,306	$(6,864)	$766,203

(E)Recently Issued or Adopted Accounting Pronouncements.   In June 2016, the Financial Accounting Standards Board (FASB) issued ‘‘Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.’’ The amendments in this update replace the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new credit losses standard was effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. We adopted the amendments in this update as of January 1, 2020. The adoption of the new credit losses standard did not have a material impact on our consolidated financial statements.

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
(F)Revenue Recognition.    As an electric membership cooperative, our principle business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend to December 31, 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. While not significant, we also have short-term energy sales to non-members made through industry standard contracts. We do not have multiple operating segments.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the three-month periods ended March 31, 2020 and 2019 , we provided approximately 50% and 52% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2020, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of March 31, 2020 and March 31, 2019, we did not recognize a refund liability for either period. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2020	2019
Capacity revenues	$259,393	$245,986
Energy revenues	82,120	110,484
Total	$341,513	$356,470
Member energy requirements supplied	50%	52%

Receivables from contracts with our members at March 31, 2020 and December 31, 2019 were $114,660,000 and $142,640,000, respectively.
Sales to non-members during the three months ended March 31, 2020 and 2019 were insignificant.
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
We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the three months ended March 31, 2020 and March 31, 2019 were $3,981,000 and $5,563,000, respectively. The cumulative amount billed since inception of the program totaled $85,241,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the three months ended March 31, 2020 and March 31, 2019 were $28,488,000 and $11,690,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $116,975,000.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2020 and March 31, 2019 was insignificant.
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
Operating Leases
Our railcar operating leases have terms that extend through March 16, 2024. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease that has a term that extends through February 2042 with one renewal option for a twenty-year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available on January 1, 2019, the date of adoption of the new leases standard, in determining the present value of lease payments.
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	March 31, 2020	December 31, 2019
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(258,821)	(257,504)
Total finance lease assets	$43,911	$45,228
Lease liabilities—Finance leases
Obligations under finance leases	$75,649	$75,649
Long-term debt and finance leases due within one year	6,081	6,081
Total finance lease liabilities	$81,730	$81,730

Classification	March 31, 2020	December 31, 2019
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$4,033	$3,237
Total operating lease assets	$4,033	$3,237
Lease liabilities—Operating leases
Capitalization—Other	$3,056	$2,293
Other current liabilities	991	1,252
Total operating lease liabilities	$4,047	$3,545

		Three months ended
Lease Cost	Classification	March 31, 2020	March 31, 2019
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,344	$1,189
Interest on lease liabilities	Interest expense	2,217	2,372
Operating lease cost	Inventory(1) & production expense	523	883
Total lease cost		$4,084	$4,444
(1)The majority of our operating lease costs relates to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2020	December 31, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years):
Finance leases	8.59	8.84
Operating leases	7.34	7.39
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.62%	5.12%

	Three months ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$761	$772
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,227	$6,983
Maturity analysis of our finance and operating lease liabilities as of March 31, 2020 is a follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2020	$14,949	$800	$15,749
2021	14,949	1,121	16,070
2022	14,949	930	15,879
2023	14,949	709	15,658
2024	14,949	235	15,184
Thereafter	55,532	1,085	56,617
Total lease payments	$130,277	$4,880	$135,157
Less: imputed interest	(48,547)	(833)	(49,380)
Present value of lease liabilities	$81,730	$4,047	$85,777
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

Lease income recognized during the three months ended March 31, 2020 and March 31, 2019 was as follows:

	Three months ended March 31,
	2020	2019
	(dollars in thousands)
Lease income	$1,548	$1,518

(H)Contingencies and Regulatory Matters.    We do not anticipate that the liabilities, if any, for any current proceedings against us will have a material effect on our financial condition or results of operations. However, at this time, the ultimate outcome of any pending or potential litigation cannot be determined.
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
(I)Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit currently earn interest at a rate of 5% per annum. Beginning October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At March 31, 2020 and December 31, 2019, we had restricted investments totaling $540,223,000 and $533,590,000, respectively, of which $408,974,000 and $461,757,000, respectively, were classified as long-term.
(J)Regulatory Assets and Liabilities.    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery through future rates. We expect to recover such costs from our members in future revenues through rates under the wholesale power contracts we have with each of our members. The wholesale power contracts extend through December 31, 2050. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from our members.

The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of March 31, 2020 and December 31, 2019.

	2020	2019
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$38,719	$40,067
Amortization of financing leases(b)	35,407	35,433
Outage costs(c)	50,286	34,367
Asset retirement obligations—Ashpond and other(k)	241,677	245,932
Asset retirement obligations—Nuclear(k)	29,714	—
Depreciation expense(d)	39,464	39,820
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	53,839	53,466
Interest rate options cost(f)	123,183	121,938
Deferral of effects on net margin—Smith Energy Facility(g)	153,078	154,564
Other regulatory assets(m)	41,093	37,925
Total Regulatory Assets	$806,460	$763,512
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$15,535	$12,692
Deferral of effects on net margin—Hawk Road Energy Facility(g)	18,331	18,485
Major maintenance reserve(i)	38,571	50,144
Amortization of financing leases(b)	13,531	14,256
Deferred debt service adder(j)	116,786	114,453
Asset retirement obligations—Nuclear(k)	—	61,516
Revenue deferral plan(l)	122,192	90,066
Other regulatory liabilities(m)	3,993	2,629
Total Regulatory Liabilities	$328,939	$364,241
Net Regulatory Assets	$477,521	$399,271

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
(K)Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2024, with the majority of the balance scheduled to be credited by the end of 2020.

(L)Debt.
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
Proceeds of advances made under the Facility are used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII loan guarantee program (Eligible Project Costs). Borrowings under the Original FFB Notes may not exceed $3,057,069,461, of which $335,471,604 is designated for capitalized interest. We have advanced all amounts available under the Original FFB Note. We were unable to advance $43,721,079 of the amount designated for capitalized interest under the Original FFB Note due to timing of borrowing and lower than expected interest rates.
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. We have no amounts outstanding under the Additional FFB Note. At March 31, 2020, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $2,996,476,000. Total borrowings under the Facility will not exceed $4,633,028,088.
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
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2020, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $18,318,000 for long-term financing of general and environmental improvements at existing plants.
In April 2020, we received an additional $21,770,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Lines of Credit:
In mid-March 2020, due to significant disruptions in the commercial paper markets, we began to borrow directly under our $1.2 billion syndicated CFC line of credit in lieu of issuing commercial paper. For the three-month period ended March 31, 2020, we borrowed $180,000,000 under the syndicated line of credit to fund expenditures in connection with the Vogtle construction project.
On March 27, 2020, we amended our JPMorgan Chase line of credit, increasing the commitment from $150,000,000 to $363,000,000. On March 31, 2020, we borrowed $213,000,000 under this line of credit to purchase $212,760,000 of Series 2013 pollution control bonds that were subject to mandatory tender on April 1, 2020. These bonds were classified as long-term debt at March 31, 2020. Proceeds from this borrowing are included in "Bond purchase fund," a non-current asset, on the Unaudited Consolidated Balance Sheet at March 31, 2020.
The borrowings under these lines of credit were classified as long-term debt at March 31, 2020.
(M)Vogtle Units No. 3 and No. 4 Construction Project.    We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is 30%. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services.

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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of March 31, 2020, our total investment in the additional Vogtle units was approximately $5.2 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers and workforce statistics.
The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. Through March 31, 2020, approximately $451 million of this project-level contingency, or $135 million for our 30% interest, has been allocated to the base capital cost forecast. This includes an incremental allocation of $144 million, or $43 million for our 30% interest during the first quarter of 2020 to cover construction productivity, field support, subcontracts and procurement, as well as the impacts of the April 2020 reduction in workforce described below. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.
Southern Nuclear and Georgia Power are pursuing an aggressive site work plan as a strategy to achieve completion of the units by their regulatory-approved in-service dates. In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the total project capital cost forecast and confirmed the regulatory-approved in-service dates. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near term milestone dates.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk and transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Multiple members of the workforce have tested positive for COVID-19. The COVID-19 pandemic has impacted productivity levels and pace of activity completion.
On April 15, 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4 expected to total approximately 20% of the existing workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that have been exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. It is expected to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. It is also expected to allow for increased social distancing by the workforce and facilitate compliance with the latest recommendations from the Centers for Disease Control and Prevention. The workforce levels resulting from the April 2020 reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the COVID-19 pandemic on the construction site. Our proportionate share of the estimated incremental costs related to COVID-19, which is included in the first quarter 2020 contingency allocation, is currently estimated to total approximately $13 million assuming absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months.
Starting in February 2020, Southern Nuclear also began providing a schedule benchmark that forecasts production levels and adjusts project milestones to align with the regulatory-approved in-service dates. We believe the production levels and timeframes consistent with the assumptions in this benchmark provide reasonable assurance that Units No. 3 and No. 4 will meet the regulatory-approved in-service dates of November 2021 and November 2022, respectively, within our current $7.5 billion budget.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; regional transmission upgrades; or other issues could arise and further impact the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. On April 20, 2020, Nuclear Watch South filed a request for hearing and contention with the Nuclear Regulatory Commission that challenges the closure of certain inspections, tests, analyses, and acceptance criteria. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The Co-owners' joint ownership agreements, as amended, provide that the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Joint Ownership Agreement provisions described above and the first 6% of costs during any six-

month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule (each, a Project Adverse Event).
The ultimate outcome of these matters cannot be determined at this time. See Note 8 in Item 8—Notes to Consolidated Financial Statements in our 2019 Form 10-K for additional information about Vogtle Units No. 3 and No. 4.
(N)Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments -  On January 1, 2020, we adopted the new credit losses standard issued by the FASB that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The new credit losses standard replaced the “incurred loss” methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. The financial assets we hold that are subject to the new standard are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote. The adoption of the new credit losses standard did not materially impact our consolidated financial statements.

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
Response to COVID-19
The World Health Organization has declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus that is currently affecting many parts of the world, including the United States and Georgia. On March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency and on March 14, 2020 the Georgia Governor declared a Public Health State of Emergency. As a result of the COVID-19 pandemic and the subsequent protective measures to mitigate the spread of the virus, there have been unprecedented economic disruptions globally and in the United States, including Georgia and our members’ service territories.
As an electric utility, we are deemed part of the nation’s critical infrastructure and have continued operating during the pandemic to provide electricity to our members and the populations they serve. To protect our associates and the public and to maintain operating capabilities, we have implemented applicable business continuity plans, including working remotely where possible, increased cleaning frequency at business locations, implemented applicable safety and health guidelines issued by federal and state officials and established protocols to maintain generation reliability. To date, these measures have been effective in maintaining our critical operations and we continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities.
The drivers, speed, and depth of the current economic disruption are unprecedented and have reduced energy demand, primarily in the commercial and industrial classes. As a partial offset to these reductions, social distancing and shelter-in-place policies have increased demand from residential customers in the short term. Approximately 2/3 of our members’ sales are to residential customers. For March and April 2020, our preliminary analysis indicates that the impact of the COVID-19 pandemic reduced our members’ overall energy demand by approximately two percent compared to the same two-month period in 2019. The ultimate impact on us and our members, including demand for electricity and the continued ability of our members’ customers’ to pay for electric service, is subject to many factors, including the duration and severity of the COVID-19 pandemic and the resulting economic conditions.
In addition, the COVID-19 pandemic has impacted productivity levels and the pace of activity completion at Vogtle Units No. 3 and No. 4 and has caused volatility in capital markets that led to a decrease in the fair value of certain of our investments, each as discussed further herein. While the ultimate outcome of these matters is uncertain, to date, the COVID-19 pandemic has not had a material impact on our business, financial condition or operations.
Additional information regarding COVID-19 and its potential impacts on us and our members is provided throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors.”
Results of Operations
For the Three Months Ended March 31, 2020 and 2019
Net Margin
Our net margins for the three-month period ended March 31, 2020 were $23.2 million compared to $23.6 million for the same period of 2019. Through March 31, 2020, we collected approximately 41% of our targeted net margin of $57.0 million for the year ending December 31, 2020. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2020 targeted margins for interest ratio of 1.14. As a result, and pursuant to Revenue from Contracts with Customers (Topic 606), we assess our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2020 or March 31, 2019. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2019 Form 10-K.

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
The components of member revenues for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		2020 vs. 2019 % Change
	(dollars in thousands)
	2020	2019
Capacity revenues	$259,394	$245,986	5.5%
Energy revenues	82,119	110,484	(25.7)%
Total	$341,513	$356,470	(4.2)%
MWh Sales to members	4,542,832	4,698,135	(3.3)%
Cents/kWh	7.52	7.59	(0.9)%
Member energy requirements supplied	50%	52%	(3.8)%
Capacity revenues increased for the three-month period ended March 31, 2020 compared to the same period of 2019 primarily due to the recovery of fixed production costs. For a discussion of production costs, see "—Operating Expenses."
Energy revenues from members decreased for the three-month period ended March 31, 2020 compared to the same period in 2019 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,		2020 vs.	Three Months Ended March 31,		2020 vs.	Three Months Ended March 31,		2020 vs.
Fuel Source	2020	2019	2019 % Change	2020	2019	2019 % Change	2020	2019	2019 % Change
Coal	$1,403	$21,057	(93.3)%	22,366	664,070	(96.6)%	6.27	3.17	97.8%
Nuclear	16,754	17,146	(2.3)%	2,167,696	2,148,033	0.9%	0.77	0.80	(3.8)%
Gas:
Combined Cycle	50,227	59,031	(14.9)%	2,355,818	2,000,294	17.8%	2.13	2.95	(27.8)%
Combustion Turbine	2,772	1,758	57.7%	104,036	36,472	185.2%	2.66	4.82	(44.8)%
	$71,156	$98,992	(28.1)%	4,649,916	4,848,869	(4.1)%	1.53	2.04	(25.0)%
Total fuel costs decreased for the three-month period ended March 31, 2020 compared to the same period of 2019 as a result of lower natural gas prices and a shift in generation to more economical natural gas-fired units. In addition, generation decreased 4.1% for the comparable periods primarily due to milder temperatures during the first quarter of 2020.

Production costs can vary due to the number and extent of maintenance outages in a given year. Production costs increased 12% for the three-month period ended March 31, 2020 compared to the same period of 2019. The increase was primarily a result of fixed maintenance costs associated with planned maintenance outages at certain natural gas-fired plants.
Interest charges
Allowance for debt funds used during construction increased in the three-month period ended March 31, 2020 as compared to the same period of 2019 primarily due to construction expenditures for Vogtle Units No. 3 and No. 4.
Financial Condition
Balance Sheet Analysis as of March 31, 2020
Assets
Cash and cash equivalents decreased $88.5 million, primarily due to the use of funds for general operating expenditures and quarterly debt payments during the three-month period ended March 31, 2020.
Cash used for property additions for the three-month period ended March 31, 2020 totaled $361.6 million. Of this amount, $287.1 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $21.9 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
Nuclear decommissioning trust fund investments decreased $66.5 million for the three-month period ended March 31, 2020 due to a $76.0 million decrease in the fair value of the investments caused by the recent market downturn and offset by $9.5 million in investment earnings.
Long-term investments increased $52.5 million for the three-month period ended March 31, 2020 primarily due to investments purchased under one of our member rate management programs. Funds collected through the rate management program are invested and held until applied to members' bills. Total amounts invested under the program during the first quarter of 2020 were approximately $48.0 million. In addition, funds invested in our major maintenance reserve funds and internal decommissioning funds were approximately $14.5 million. Offsetting these increases was a $10.1 million decline in the fair value of these investments. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
The bond purchase fund consists of proceeds from borrowings under the JPMorgan Chase line of credit used on April 1, 2020 to purchase $212.8 million of Series 2013 pollution control revenue bonds. For additional information regarding the bond purchase fund, see Note N of Notes to Unaudited Consolidated Financial Statements and "—Liquidity."
Receivables decreased $22.5 million for the three-month period ended March 31, 2020 primarily as a result of unbilled amounts to members under one of our rate management programs included in the December 31, 2019 balance that were billed to and collected from members in the first quarter of 2020.
Regulatory assets increased $42.9 million largely as a result of a $29.7 million increase in deferrals associated with deferred nuclear asset retirement obligations, which was primarily a result of a decrease in the fair value of the nuclear decommissioning funds, and a $15.9 million increase in deferred plant outage costs.
Equity and Liabilities
Long-term debt increased $355.6 million primarily as a result of borrowings under two of our lines of credit for the purpose of an April 1, 2020 purchase of $212.8 million of pollution control revenue bonds and to fund expenditures in connection with the Vogtle construction project.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $119.5 million during the three-month period ended March 31, 2020. Repayments during the period totaled $84.5 million.
Accounts payable decreased $58.7 million during the three-month period ended March 31, 2020. The decrease was due to a $26.5 million decrease in property tax accruals and the application of $15.0 million in credits to our members' bills in the first quarter of 2020 for a board-approved reduction in 2019 revenue in excess of that required to meet the 2019 targeted net margin. In addition, there was a reduction in payables due to Georgia Power and a decline in fuel purchase payables during the period.
Regulatory liabilities decreased $35.3 million for the three-month period ended March 31, 2020 primarily due to a $61.5 million decrease associated with deferred nuclear asset retirement obligations that was primarily driven by a decrease in the fair value of nuclear decommissioning investments caused by the recent market downturn. Offsetting the decrease was a $32.1 million increase in the deferral plan associated with one of our member rate management programs. See Note F of Notes to Unaudited Consolidated Financial Statements for information regarding our rate management programs.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of March 31, 2020, our total investment in the additional Vogtle units was approximately $5.2 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of commodity installation, system turnovers and workforce statistics.
The current project-level budget includes an $800 million construction contingency estimate, of which our 30% interest is $240 million. Through March 31, 2020, approximately $451 million of this project-level contingency, or $135 million for our 30% interest, has been allocated to the base capital cost forecast. This includes an incremental allocation of $144 million, or $43 million for our 30% interest, during the first quarter of 2020 to cover construction productivity, field support, subcontracts and procurement, as well as the impacts of the April 2020 reduction in workforce described below. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.
Southern Nuclear and Georgia Power are pursuing an aggressive site work plan as a strategy to achieve completion of the units by their regulatory-approved in-service dates. In February 2020, Southern Nuclear updated its cost and schedule forecast, which did not change the total project capital cost forecast and confirmed the regulatory-approved in-service dates. This update included initiatives to improve productivity while refining and extending system turnover plans and certain near term milestone dates.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk and transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Multiple members of the workforce have tested positive for COVID-19. The COVID-19 pandemic has impacted productivity levels and pace of activity completion.
On April 15, 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4 expected to total approximately 20% of the existing workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that have been exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. It is expected to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. It is also expected to allow for increased social distancing by the workforce and facilitate compliance with the latest recommendations from the Centers for Disease Control and Prevention. The workforce levels resulting from the April 2020 reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the

COVID-19 pandemic on the construction site. Our proportionate share of the estimated incremental costs related to COVID-19, which is included in the first quarter 2020 contingency allocation, is currently estimated to total approximately $13 million assuming absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months.
Starting in February 2020, Southern Nuclear also began providing a schedule benchmark that forecasts production levels and adjusts project milestones to align with the regulatory-approved in-service dates. We believe the production levels and timeframes consistent with the assumptions in this benchmark provide reasonable assurance that Units No. 3 and No. 4 will meet the regulatory-approved in-service dates of November 2021 and November 2022, respectively, within our current $7.5 billion budget.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical and mechanical commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; regional transmission upgrades; or other issues could arise and further impact the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. On April 20, 2020, Nuclear Watch South filed a request for hearing and contention with the Nuclear Regulatory Commission that challenges the closure of certain inspections, tests, analyses, and acceptance criteria. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The ultimate outcome of these matters cannot be determined at this time.
For additional information regarding Vogtle Units No. 3 and No. 4, see “Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4” in our 2019 Form 10-K. For information regarding our financing of the additional Vogtle units, see “Financing Activities—Department of Energy-Guaranteed Loans” and Note M of Notes to Unaudited Consolidated Financial Statements. See “Item 1A—RISK FACTORS” in our 2019 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units, and "Risk Factors" for a discussion of risks related to disruption to the project resulting from COVID-19.
Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from other environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2019 Form 10-K.
Current Market Conditions
In March 2020, the financial markets were negatively impacted by the COVID-19 pandemic. While the U.S. banking system remains sufficiently capitalized, credit and other financial markets in the U.S. and globally have suffered substantial stress, volatility, illiquidity and disruption as a result of the economic uncertainty stemming from the pandemic. The Federal Reserve has responded by significantly easing monetary policy, and Congress passed a series of broad economic stimulus packages. These measures have restored some stability to the financial markets; however, conditions remain stressed.

Since mid-March 2020, the commercial paper markets have seen significant disruptions, with A-2/P-2 commercial paper issuers unable to reliably access the market. For those who can issue commercial paper, the cost of issuing commercial paper has increased.
Obtaining favorable financing is important to our business due to, among other things, our significant capital needs to maintain existing electric generation facilities, comply with environmental requirements and regulations, and complete the construction of Vogtle Units No. 3 and No. 4. The uncertainty in the credit markets could make it more challenging or more expensive to carry out our financing objectives in the near term. See "—Liquidity" and "—Financing Activities" below for more information about our short-term and long-term financing needs.
Nuclear Decommissioning Funds
We maintain external and internal trust funds to fund our share of certain costs associated with the decommissioning of our co-owned nuclear plants. The allocation of equity and fixed income securities in these funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the fair value of funds is exposed to price fluctuations in equity markets and changes in interest rates. We actively monitor the investment performance of the funds and periodically review asset allocation in accordance with our nuclear decommissioning fund investment policy.
The fair value of our nuclear decommissioning funds, both external and internal, declined approximately 13% in value year-to-date as of March 31, 2020 as a result of market conditions following the COVID-19 pandemic. We expect to perform an analysis of funding adequacy in 2021 and potential changes, if any, in funding requirements will be evaluated at that time. For additional information regarding our nuclear decommissioning funds, see Note 1(i) in Notes to Consolidated Financial Statements in our 2019 Form 10-K.
Liquidity
At March 31, 2020, we had $1.1 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $360.1 million in cash and cash equivalents and $776.6 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2020		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$492	(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	363	34	(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at March 31, 2020, $402 million was dedicated to support outstanding commercial paper, $180 million was drawn under this facility and $136 million was related to letters of credit issued to support variable rate demand bonds.
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
(3)Of the portion of this facility that was unavailable at March 31, 2020, $114 million related to letters of credit issued to support variable rate demand bonds, $2 million related to letters of credit issued to post collateral to third parties and $213 million was drawn under the credit facility.
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
In mid-March 2020, due to significant disruptions in the commercial paper markets, we began to borrow directly under our $1.2 billion syndicated line of credit in lieu of issuing commercial paper. As of March 31, 2020, we had $180 million of borrowings outstanding under this line of credit. The cost of these borrowings is higher than our normal cost of financing with commercial paper, but using this line of credit instead of commercial paper does not affect our total available liquidity since we would otherwise need to reserve committed amounts under this line of credit to support any commercial paper outstanding.

We generally issue commercial paper, and recently borrowing directly under the $1.2 billion line of credit, to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4. See Note L of Notes to Unaudited Consolidated Financial Statements and “—Financing Activities—Department of Energy-Guaranteed Loans” for additional information regarding the Department of Energy-guaranteed loans.
On March 27, 2020, we amended our JPMorgan Chase line of credit, increasing the commitment from $150 million to $363 million. On March 31, 2020, we borrowed $213 million under this line of credit to purchase $212.8 million of pollution control bonds that were subject to mandatory tender on April 1, 2020.
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $973 million in the aggregate, of which $509 million remained available at March 31, 2020. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2020, the required minimum level was $750 million and our actual patronage capital was $1.0 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14.0 billion and $4.0 billion, respectively. At March 31, 2020, we had $9.7 billion of secured indebtedness and $794.9 million of unsecured indebtedness outstanding.
At March 31, 2020, we had $540.2 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment. Additionally, at March 31, 2020, we had $212.8 million in the Bond Purchase Fund which was classified as a non-current asset under investments and funds, and was used on April 1, 2020 to repurchase the Series 2013 term-rate pollution control revenue bonds that were subject to mandatory tender on that date.
Financing Activities
First Mortgage Indenture.    At March 31, 2020 we had $9.7 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2019 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At March 31, 2020, we had one approved Rural Utilities Service-guaranteed loan being funded through the Federal Financing Bank totaling $448.3 million that has $5.8 million remaining to be advanced. We also have a conditional commitment on a Rural Utilities Service-guaranteed loan totaling $630.3 million that we expect to begin advancing in early 2021. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2020, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.    We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4.
These loans are being funded by the Federal Financing Bank and are backed by a federal loan guarantee provided by the Department of Energy.
At March 31, 2020, aggregate Department of Energy-guaranteed borrowings under the original loan totaled $3.0 billion, including capitalized interest. In May 2020, we submitted an advance request to the Department of Energy to receive $444 million in June 2020.
Combined, this $4.6 billion and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2019 Form 10-K.

Bond Financings. As a result of the market conditions brought about by the COVID-19 pandemic, on April 1, 2020, we purchased for our own account $212.8 million of Series 2013 term-rate pollution control revenue bonds that were issued on our behalf by the Development Authorities of Appling, Burke and Monroe counties which were subject to mandatory tender. We increased our JPMorgan Chase line of credit by $213 million and drew this amount to fund the purchase. We are currently evaluating market conditions for a more opportune time to remarket the bonds.
Newly Adopted or Issued Accounting Standards
For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have not been any material changes to market risks from those reported in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2019 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2019 Form 10-K.
Item 1A.    Risk Factors
We and our members are subject to risks related to the COVID-19 pandemic, including, but not limited to, disruption to the construction of Vogtle Units No. 3 and No. 4.
The World Health Organization has declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus that is currently affecting many parts of the world, including the United States and Georgia. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. These restrictions have significantly disrupted economic activity across the United States, including Georgia, and have caused volatility in capital markets. The effects of the continued COVID-19 pandemic and related responses could include extended disruptions to supply chains and capital markets and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our members, including continued reduced demand for energy in our members’ service territories, reduced cash flows and liquidity, reductions in investments recorded at fair value, and impairment of our ability to operate electric generation facilities, to perform necessary corporate functions and to access funds from financial institutions and capital markets. These economic disruptions could also adversely affect our members customers’ ability to pay for electric service and many of our members have temporarily suspended late fees and service disconnections in response to the pandemic.
Additionally, the effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Multiple members of the workforce at the project site have tested positive for COVID-19. On April 15, 2020, Georgia Power announced a reduction in workforce at Vogtle Units No. 3 and No. 4 expected to total approximately 20% of the existing workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that have been exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The workforce levels resulting from the April 2020 reduction are expected to last at least through the summer as Georgia Power continues to monitor the impacts of the COVID-19 pandemic on the construction site. Assuming absenteeism rates normalize and the intended productivity efficiencies are realized in the coming months, we do not expect it to affect either our current $7.5 billion budget or the ability to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Vogtle Units No. 3 and No. 4, respectively; however, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time. The ultimate impact of the COVID-19 pandemic and the resulting economic contraction on us and our members will depend of the severity and duration of each and cannot be determined at this time.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2017-2019).
101	XBRL Interactive Data File.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 13, 2020	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	May 13, 2020		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)