Form 10-Q
period 2020-06-30
OGLETHORPE POWER CORP
filed 2020-08-12
CIK 788816

Response to COVID-19

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
FOR THE QUARTER ENDED JUNE 30, 2020

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

•the duration and severity of the current coronavirus ("COVID-19") pandemic and resulting economic contraction and its impact on our business, financial condition, operations, construction projects, including the additional units at Plant Vogtle, and our members and their service territories;

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

•the occurrence of certain events that give the Department of Energy the option to require that we repay all amounts outstanding under the loan guarantee agreement with the Department of Energy over a five-year period and its decision to require such repayment;

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

•  other factors discussed elsewhere in this quarterly report or in other reports we file with the SEC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2020 and December 31, 2019

	(dollars in thousands)
	2020	2019
Assets
Electric plant:
In service	$9,347,733	$9,209,983
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,879,826)	(4,833,025)
	4,770,639	4,679,690

Nuclear fuel, at amortized cost	363,140	359,270
Construction work in progress	5,259,324	4,816,896
Total electric plant	10,393,103	9,855,856

Investments and funds:
Nuclear decommissioning trust fund	509,348	511,339
Investment in associated companies	73,972	73,318
Long-term investments	331,000	254,864
Restricted investments	355,340	461,757
Other	27,194	26,422
Total investments and funds	1,296,854	1,327,700

Current assets:
Cash and cash equivalents	371,854	448,612
Restricted short-term investments	191,599	71,833
Receivables	266,471	166,429
Inventories, at average cost	281,805	277,729
Prepayments and other current assets	27,284	9,862
Total current assets	1,139,013	974,465

Deferred charges:
Regulatory assets	758,503	763,512
Prepayments to Georgia Power	35,279	48,052
Other	20,509	20,528
Total deferred charges	814,291	832,092
Total assets	$13,643,261	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2020 and December 31, 2019

	(dollars in thousands)

	2020	2019
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,066,113	$1,016,747
Long-term debt	9,765,244	9,403,847
Obligation under finance leases	72,354	75,649
Other	26,563	25,196
Total capitalization	10,930,274	10,521,439

Current liabilities:
Long-term debt and finance leases due within one year	238,061	217,440
Short-term borrowings	475,991	282,370
Accounts payable	128,773	165,049
Accrued interest	64,863	65,895
Member power bill prepayments, current	74,385	77,066
Other current liabilities	79,851	49,443
Total current liabilities	1,061,924	857,263

Deferred credits and other liabilities:
Asset retirement obligations	1,094,202	1,070,640
Member power bill prepayments, non-current	110,646	134,396
Regulatory liabilities	407,255	364,241
Other	38,960	42,134
Total deferred credits and other liabilities	1,651,063	1,611,411
Total equity and liabilities	$13,643,261	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2020 and 2019

	(dollars in thousands)

	Three Months		Six Months
	2020	2019	2020	2019
Operating revenues:
Sales to Members	$330,768	$358,736	$672,281	$715,206
Sales to non-Members	176	124	337	254
Total operating revenues	330,944	358,860	672,618	715,460
Operating expenses:
Fuel	79,596	111,450	150,752	210,442
Production	93,503	105,584	209,634	208,904
Depreciation and amortization	62,588	60,334	124,612	122,638
Purchased power	16,334	16,635	32,947	32,699
Accretion	13,391	13,145	26,626	23,033
Total operating expenses	265,412	307,148	544,571	597,716
Operating margin	65,532	51,712	128,047	117,744

Other income:
Investment income	11,604	14,250	24,538	30,985
Other	1,892	(886)	3,901	942
Total other income	13,496	13,364	28,439	31,927

Interest charges:
Interest expense	101,243	99,729	203,528	201,177
Allowance for debt funds used during construction	(51,047)	(46,910)	(102,077)	(90,337)
Amortization of debt discount and expense	2,670	2,874	5,669	5,852
Net interest charges	52,866	55,693	107,120	116,692
Net margin	$26,162	$9,383	$49,366	$32,979
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2020 and 2019

(dollars in thousands)
Balance at December 31, 2018	$962,286
Net margin	23,596
Balance at March 31, 2019	$985,882
Net margin	9,383
Balance at June 30, 2019	$995,265
Balance at December 31, 2019	$1,016,747
Net margin	23,204
Balance at March 31, 2020	$1,039,951
Net margin	26,162
Balance at June 30, 2020	$1,066,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2020 and 2019

	(dollars in thousands)
	2020	2019
Cash flows from operating activities:
Net margin	$49,366	$32,979
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$189,831	$185,318
Accretion cost	26,626	23,033
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(251)	(427)
Deferred outage costs	(27,507)	(22,470)
Gain on sale of investments	(11,694)	(2,346)
Regulatory deferral of costs associated with nuclear decommissioning	(5,427)	(12,764)
Other	(1,514)	1,282
Change in operating assets and liabilities:
Receivables	(119,414)	(32,090)
Inventories	(4,003)	(15,246)
Prepayments and other current assets	(17,423)	(4,564)
Accounts payable	(42,619)	(50,361)
Accrued interest	(1,032)	24,601
Accrued taxes	22,469	22,916
Other current liabilities	(15,345)	(26,402)
Member power bill prepayments	(26,431)	(78,297)
Rate management program collections	81,105	23,680
Total adjustments	$46,477	$34,969
Net cash provided by operating activities	$95,843	$67,948
Cash flows from investing activities:
Property additions	$(659,913)	$(581,140)
Activity in nuclear decommissioning trust fund—Purchases	(261,327)	(180,121)
—Proceeds	257,176	176,037
Increase (decrease) in restricted investments	(13,349)	21,667
Activity in other long-term investments—Purchases	(180,340)	(100,502)
—Proceeds	110,335	88,085
Other	11,880	(2,940)
Net cash used in investing activities	$(735,538)	$(578,914)
Cash flows from financing activities:
Long-term debt proceeds	$1,377,089	$657,986
Long-term debt payments	(1,000,543)	(391,206)
Increase (decrease) in short-term borrowings, net	193,620	(82,162)
Other	(7,229)	(15,714)
Net cash provided by financing activities	$562,937	$168,904
Net decrease in cash and cash equivalents	$(76,758)	$(342,062)
Cash and cash equivalents at beginning of period	448,612	752,618
Cash and cash equivalents at end of period	$371,854	$410,556
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$101,711	$85,512
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$4,830
Accrued property additions at end of period	$112,213	$108,258
Interest paid-in-kind	$—	$35,549
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and six-month periods ended June 30, 2020 and 2019. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC. The results of operations for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of results to be expected for the full year. As noted in our 2019 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2019 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$162,846	$162,846	$—	$—
International equity trust	93,046	—	93,046	—
Corporate bonds and debt	88,181	—	88,181	—
US Treasury securities	41,699	41,699	—	—
Mortgage backed securities	62,873	—	62,873	—
Domestic mutual funds	50,577	50,577	—	—
Municipal bonds	1,398	—	1,398	—
Federal agency securities	1,348	—	1,348	—
Non-US Gov't bonds & private placements	1,377	—	1,377	—
Other	6,003	6,003	—	—
Long-term investments:
International equity trust	23,044	—	23,044	—
Corporate bonds and debt	27,249	—	27,249	—
US Treasury securities	6,408	6,408	—	—
Mortgage backed securities	12,884	—	12,884	—
Domestic mutual funds	124,595	124,595	—	—
Federal agency securities	1,161	—	1,161	—
Treasury STRIPS	133,392	—	133,392	—
Other	2,267	2,267	—	—
Natural gas swaps	31,929	—	31,929	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$179,346	$179,346	$—	$—
International equity trust	96,204	—	96,204	—
Corporate bonds and debt	63,849	—	63,849	—
US Treasury securities	45,522	45,522	—	—
Mortgage backed securities	62,400	—	62,400	—
Domestic mutual funds	55,522	55,522	—	—
Municipal bonds	1,189	—	1,189	—
Federal agency securities	2,586	—	2,586	—
Other	4,721	4,450	271	—
Long-term investments:
International equity trust	23,161	—	23,161	—
Corporate bonds and debt	20,395	—	20,395	—
US Treasury securities	9,257	9,257	—	—
Mortgage backed securities	12,867	—	12,867	—
Domestic mutual funds	126,380	126,380	—	—
Federal agency securities	1,082	—	1,082	—
Treasury STRIPS	59,816	—	59,816	—
Other	1,906	1,906	—	—
Natural gas swaps	32,256	—	32,256	—

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
The estimated fair values of our long-term debt, including current maturities at June 30, 2020 and December 31, 2019 were as follows:

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$10,105,932	$12,893,268	$9,726,428	$11,180,658

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.

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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2020, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At June 30, 2020 and December 31, 2019, the estimated fair values of our natural gas contracts were net liabilities of approximately $31,929,000 and $32,256,000, respectively.
As of June 30, 2020 and December 31, 2019, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $31,929,000 with our counterparties.
The following table reflects the notional volume of our natural gas derivatives as of June 30, 2020 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2020	17.0
2021	25.6
2022	18.3
2023	14.4
2024	13.2
2025	10.2
Total	98.7
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2020 and December 31, 2019.

	Balance Sheet Location	Fair Value
		2020	2019
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$—	$—

Liabilities:
Natural gas swaps	Other current liabilities	$15,359	$12,898
Natural gas swaps	Other deferred credits	$16,570	$19,358
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and six months ended June 30, 2020 and 2019.

	Statement of Revenues and Expenses Location	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(dollars in thousands)
Natural Gas Swaps gains	Fuel	$—	$11	$—	$224
Natural Gas Swaps losses	Fuel	(7,141)	(1,126)	(11,593)	(1,799)
Total		$(7,141)	$(1,115)	$(11,593)	$(1,575)
The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at June 30, 2020 and December 31, 2019.

	Balance Sheet Location	2020	2019
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$31,929	$32,256
Total		$31,929	$32,256

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method. At June 30, 2020, investments with a fair value of $11,271,000 were in an unrealized loss position for greater than one year and represented approximately 68% of our gross unrealized losses, while investments with a fair value of $45,247,000 were in an unrealized loss position for less than one year. At December 31, 2019, investments with a fair value of $22,352,000 were in an unrealized loss position for greater than one year and represented approximately 86% of our gross unrealized losses, while investments with a fair value of $69,567,000 were in an unrealized loss position for less than one year.

The following tables summarize debt and equity securities as of June 30, 2020 and December 31, 2019.

	Gross Unrealized
	(dollars in thousands)
June 30, 2020	Cost	Gains	Losses	Fair Value
Equity	$256,741	$125,801	$(11,151)	$371,391
Debt	440,600	21,243	(1,146)	460,697
Other	8,270	—	(10)	8,260
Total	$705,611	$147,044	$(12,307)	$840,348

	Gross Unrealized
	(dollars in thousands)
December 31, 2019	Cost	Gains	Losses	Fair Value
Equity	$258,870	$144,832	$(5,990)	$397,712
Debt	354,535	8,474	(874)	362,135
Other	6,356	—	—	6,356
Total	$619,761	$153,306	$(6,864)	$766,203

(E)Recently Issued or Adopted Accounting Pronouncements.   In June 2016, the Financial Accounting Standards Board (FASB) issued "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The amendments in this update replaced the current incurred loss impairment methodology with a methodology that reflects expected credit losses. The new credit losses standard was effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. We adopted the amendments in this update as of January 1, 2020. The adoption of the new credit losses standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard eliminated, added and modified certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processeses for Level 3 fair value measurements. However, public business entities are required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity was permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.
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
The consideration we receive for providing capacity services is determined by our formulary rate on an annual basis. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as fixed operation and maintenance expenses, administrative and general expenses, depreciation and interest. Year to year, capacity revenue fluctuations are generally due to the recovery of fixed operation and maintenance expenses. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan as the expenses are recognized. For information regarding regulatory accounting, see Note J.
Capacity revenues are recognized by us for standing ready to deliver electricity to our customers. Our capacity revenues are based on the associated costs we expect to recover in a given year and are generally recognized and billed to our members in equal monthly installments over the course of the year regardless of whether our generation and purchased power resources are dispatched to produce electricity. Non-member capacity revenues, if any, are typically billed and recognized in equal monthly installments over the term of the contract.
We have a power bill prepayment program pursuant to which our members may prepay future capacity costs and receive a discount. As this program provides us with financing, we adjust our capacity revenues by the amount of the discount, which is based on our avoided cost of borrowing. For additional information regarding our member prepayment program, see Note K.
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the six-month periods ended June 30, 2020 and 2019, we provided approximately 55% and 56% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2020, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of June 30, 2020 and June 30, 2019, we recognized refund liabilities totaling

$5,850,000 and $4,500,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)

	2020	2019	2020	2019
Capacity revenues	$240,256	$235,049	$499,649	$481,035
Energy revenues	90,512	123,687	172,632	234,171
Total	$330,768	$358,736	$672,281	$715,206
Member energy requirements supplied	59%	59%	55%	56%

Receivables from contracts with our members at June 30, 2020 and December 31, 2019 were $231,105,000 and $142,946,000, respectively.
Sales to non-members during the three and six months ended June 30, 2020 and 2019 were insignificant.
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
We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the six months ended June 30, 2020 and June 30, 2019 were $7,893,000 and $8,966,000, respectively. The cumulative amount billed since inception of the program totaled $89,152,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the six months ended June 30, 2020 and June 30, 2019 were $60,939,000 and $23,380,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $149,426,000.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the six months ended June 30, 2020 and June 30, 2019 was insignificant.
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
Operating Leases
Our railcar operating leases have terms that extend through March 16, 2024. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease that has a term that extends through February 2042 with one renewal option for a 20 year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	June 30, 2020	December 31, 2019
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(260,139)	(257,504)
Total finance lease assets	$42,593	$45,228
Lease liabilities—Finance leases
Obligations under finance leases	$72,354	$75,649
Long-term debt and finance leases due within one year	6,418	6,081
Total finance lease liabilities	$78,772	$81,730

Classification	June 30, 2020	December 31, 2019
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$3,795	$3,237
Total operating lease assets	$3,795	$3,237
Lease liabilities—Operating leases
Capitalization—Other	$2,889	$2,293
Other current liabilities	1,001	1,252
Total operating lease liabilities	$3,890	$3,545

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,344	$1,189	$2,688	$2,378
Interest on lease liabilities	Interest expense	2,217	2,372	4,434	4,744
Operating lease cost:	Inventory(1) & production expense	272	883	795	1,766
Total leased cost		$3,833	$4,444	$7,917	$8,888

(1) The majority of our operating lease costs relates to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2020	December 31, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	8.59	8.84
Operating leases	7.34	7.39
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.62%	5.12%

	Six months ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,516	$—
Operating cash flows from operating leases	$950	$1,840
Financing cash flows from finance leases	$2,959	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,227	$6,983
Maturity analysis of our finance and operating lease liabilities as of June 30, 2020 is a follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2020	$7,475	$612	$8,087
2021	14,949	1,121	16,070
2022	14,949	930	15,879
2023	14,949	709	15,658
2024	14,949	235	15,184
Thereafter	55,533	1,085	56,618
Total lease payments	$122,804	$4,692	$127,496
Less: imputed interest	(44,032)	(802)	(44,834)
Present value of lease liabilities	$78,772	$3,890	$82,662
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and six months ended June 30, 2020 and June 30, 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease income	$1,542	$1,522	$3,090	$3,040

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
On July 29, 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer, of which we are a co-owner, have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. For additional information regarding our interest in Plant Scherer, see "Item 2 – PROPERTIES" in our 2019 Form 10-K.
(I)Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit currently earn interest at a rate of 5% per annum. Beginning October 1, 2020, deposits will earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At June 30, 2020 and December 31, 2019, we had restricted investments totaling $546,939,000 and $533,590,000, respectively, of which $355,340,000 and $461,757,000, respectively, were classified as long-term.
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

The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of June 30, 2020 and December 31, 2019.

	2020	2019
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$37,624	$40,067
Amortization of financing leases(b)	35,381	35,433
Outage costs(c)	43,093	34,367
Asset retirement obligations—Ashpond and other(k)	236,834	245,932
Depreciation expense(d)	39,108	39,820
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	54,113	53,466
Interest rate options cost(f)	124,444	121,938
Deferral of effects on net margin—Smith Energy Facility(g)	151,592	154,564
Other regulatory assets(m)	36,314	37,925
Total Regulatory Assets	$758,503	$763,512
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$18,343	$12,692
Deferral of effects on net margin—Hawk Road Energy Facility(g)	18,177	18,485
Major maintenance reserve(i)	41,768	50,144
Amortization of financing leases(b)	12,806	14,256
Deferred debt service adder(j)	119,115	114,453
Asset retirement obligations—Nuclear(k)	38,711	61,516
Revenue deferral plan(l)	155,117	90,066
Other regulatory liabilities(m)	3,218	2,629
Total Regulatory Liabilities	$407,255	$364,241
Net Regulatory Assets	$351,248	$399,271

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
(c)Consists of both coal-fired maintenance and nuclear refueling outage costs. Coal-fired outage costs are amortized on a straight-line basis to expense over periods up to 60 months, depending on the operating cycle of each unit. Nuclear refueling outage costs are amortized on a straight-line basis to expense over the 18 or 24-month operating cycles of each unit.
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
(f)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence when Vogtle Unit No. 3 goes in-service, which is expected November 2021.
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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At June 30, 2020, borrowings under the Additional FFB Note totaled $444,000,000.
At June 30, 2020, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,457,348,000. Total borrowings under the Facility will not exceed $4,633,028,088.
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
b)Rural Utilities Service Guaranteed Loans:
For the six-month period ended June 30, 2020, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $40,089,000 for long-term financing of general and environmental improvements at existing plants.
In July 2020, we received an additional $5,836,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Lines of Credit:
In mid-March 2020, due to significant disruptions in the commercial paper markets, we began to borrow directly under our $1.2 billion syndicated CFC line of credit in lieu of issuing commercial paper. As of June 30, 2020, we had repaid the borrowings under this line of credit with the proceeds of commercial paper we were able to issue as markets stabilized.
On March 27, 2020, we amended our JPMorgan Chase line of credit, increasing the commitment from $150,000,000 to $363,000,000. On March 31, 2020, we borrowed $213,000,000 under this line of credit to purchase $212,760,000 of Series 2013 pollution control bonds that were subject to mandatory tender on April 1, 2020. At June 30, 2020, these borrowings remained outstanding and were classified as long-term debt.
On July 30, 2020, we repaid these borrowings from proceeds from commercial paper issuances.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency and is based on November 2021 and November 2022 commercial operation dates, respectively. As of June 30, 2020, our total investment in the additional Vogtle units was approximately $5.5 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and workforce statistics.
The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest is $240 million. During the second quarter of 2020, approximately $425 million of construction contingency, which our 30% interest was $128 million, was assigned to the base capital cost forecast for cost risks including, among other things, construction productivity, including the April 2020 reduction in workforce designed to mitigate the impacts of the COVID-19 pandemic described below, field support, subcontracts, engineering resources and procurement. When combined with prior assignments of construction contingency, the second quarter 2020 assignment of contingency exceeded the remaining balance of the $800 million contingency by approximately $75 million, of which our 30% interest was $23 million. Through June 30, 2020, assignments of contingency for cost risks also have included, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As a result of these factors, Southern Nuclear established additional construction contingency of $250 million (of which our 30% interest is $75 million) for further potential risks, including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.

The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The assignment of project-level contingency through June 30, 2020 and our $75 million share of the additional project-level contingency reduced the amount of our Oglethorpe-level contingency but did not change our current $7.5 billion budget. After taking into account the increase of project-level contingency, our remaining Oglethorpe-level contingency is $325 million. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through June 30, 2020 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at June 30, 2020	Remaining Project Budget
Construction Costs (1)	$5,524	$4,303	$1,221
Financing Costs	1,576	1,151	425
Total Costs	$7,100	$5,454	$1,646

Project-Level Contingency	$75	$—	$75
Oglethorpe-Level Contingency	325	—	325

Total Contingency	$400	$—	$400
Totals	$7,500	$5,454	$2,046

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures.
In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements have not been achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above.
Southern Nuclear and Georgia Power are pursuing an aggressive site work plan as a strategy to achieve completion of the units by their regulatory-approved in-service dates. In July 2020, Southern Nuclear updated its cost and schedule forecast, and indicated that it still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022 for Vogtle Units No. 3 and No. 4, respectively.
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
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 million and $250 million (of which our 30% interest is $45 million to $75 million) and is included in the project budget and assumes (i) absenteeism rates normalize and (ii) the intended productivity efficiencies and production targets are realized in the coming months. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. On May 11, 2020, the Blue Ridge Environmental Defense League filed a petition with the Nuclear Regulatory Commission that challenges a license amendment request. On June 15, 2020, the Nuclear Regulatory Commission issued an appealable order rejecting Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain inspections, tests, analyses, and acceptance criteria. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The Co-owners' joint ownership agreements, as amended, provide that the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Joint Ownership Agreement and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule (each, a Project Adverse Event).
(N)Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  On January 1, 2020, we adopted the new credit losses standard issued by the FASB that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The new credit losses standard replaced the “incurred loss” methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. The financial assets we hold that are subject to the new standard are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote. The adoption of the new credit losses standard did not materially impact our consolidated financial statements.

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
Response to COVID-19
In March 2020, the World Health Organization declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus currently affecting many parts of the world, including the United States and Georgia. In response, most jurisdictions, including the United States and Georgia, instituted restrictions on travel, public gatherings and non-essential business operations. While some of these restrictions have been relaxed in Georgia, many of the restrictions remain in place and there is no guarantee restrictions will not be reimposed. As a result of the COVID-19 pandemic and the subsequent protective measures to mitigate the spread of the virus, there have been significant economic disruptions globally and in the United States, including Georgia and our members' service territories.
As an electric utility, we are deemed part of the nation's critical infrastructure and have continued operating during the pandemic to provide electricity to our members and the populations they serve. To protect our associates and the public and to maintain operating capabilities, we implemented applicable business continuity plans, including working remotely where possible; increased cleaning frequency at business locations; implemented applicable safety and health guidelines issued by federal and state officials; and established protocols to maintain generation reliability. In June, we began a phased reopening of our corporate offices with new safety protocols intended to reduce the risk of transmission of COVID-19. To date, these measures have been effective in maintaining our critical operations and we continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities.
The recent and ongoing economic disruptions are unprecedented and have reduced energy demand, primarily in the commercial and industrial classes. As a partial offset to these reductions, social distancing and remote work policies have increased demand from residential customers in the short term. Approximately 2/3 of our members' sales are to residential customers. For the second quarter of 2020, our preliminary analysis indicates that the impact of the COVID-19 pandemic reduced our members' overall energy demand by approximately two to three percent compared to the same quarter of 2019. The ultimate impact on us and our members, including demand for electricity and the continued ability of our members' customers' to pay for electric service, is subject to many factors, including the duration and severity of the COVID-19 pandemic and the resulting economic conditions.
In addition, the COVID-19 pandemic has impacted productivity levels and the pace of activity completion at Vogtle Units No. 3 and No. 4 and temporarily disrupted capital markets that impacted the fair value of certain of our investments and our ability to issue commercial paper for certain periods of 2020 as discussed further herein. While the ultimate outcome of these matters is uncertain, to date, the COVID-19 pandemic has not had a material impact on our business, financial condition or operations.
Additional information regarding COVID-19 and its potential impacts on us and our members is provided throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Risk Factors."
Results of Operations
For the Three and Six Months Ended June 30, 2020 and 2019
Net Margin
Our net margins for the three-month and six-month periods ended June 30, 2020 were $26.2 million and $49.4 million, respectively, compared to $9.4 million and $33.0 million for the same periods of 2019. For the six-months ended June 30, 2020, our net margin was approximately 88% of our targeted net margin of $56.1 million for the year ending December 31, 2020. In June 2020, our board of directors approved a budget revision which will reduce revenues $6.5 million by year-end. We anticipate our board of directors will approve another budget adjustment by year end so that margins will achieve, but not exceed, the 2020 targeted margins for interest ratio of 1.14. As a result, and pursuant to Revenue from Contracts with Customers (Topic 606), we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio and recognized cumulative refund liabilities of $5.9 million and $4.5 million as of June 30, 2020 and 2019, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2019 Form 10-K.

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
For the quarter ended June 30, 2020, our overall generation was lower primarily due to milder summer weather compared to the second quarter of 2019. Continued low natural gas prices have made our natural gas-fired resources relatively more economical and led to an increase in generation from these resources which has significantly reduced generation from our coal-fired generation resources. For the six months ended June 30, 2020, the dispatch of our coal generation resources was primarily limited to must-run and test situations due to the availability of more economical generation resources available to our members. The overall reduction in generation decreased both our energy revenues and expenses as described below.
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
The components of member revenues for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)
	2020	2019	% Change	2020	2019	% Change
Capacity revenues	$240,256	$235,049	2.2%	$499,649	$481,035	3.9%
Energy revenues	90,512	123,687	(26.8)%	172,632	234,171	(26.3)%
Total	$330,768	$358,736	(7.8)%	$672,281	$715,206	(6.0)%
MWh Sales to members	5,338,468	5,837,713	(8.6)%	9,881,300	10,535,848	(6.2)%
Cents/kWh	6.20	6.15	0.8%	6.80	6.79	0.1%
Member energy requirements supplied	59%	59%	0.0%	55%	56%	(1.8)%
Energy revenues from members decreased for the three-month and six-month periods ended June 30, 2020 compared to the same periods in 2019 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Fuel Source	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Coal	$3,513	$26,057	(86.5)%	75,247	825,171	(90.9)%	4.67	3.16	47.8%
Nuclear	19,772	20,743	(4.7)%	2,538,129	2,616,214	(3.0)%	0.78	0.79	(1.3)%
Gas:
Combined Cycle	45,955	49,267	(6.7)%	2,523,734	2,114,879	19.3%	1.82	2.33	(21.9)%
Combustion Turbine	10,356	15,383	(32.7)%	349,794	428,422	(18.4)%	2.96	3.59	(17.5)%
	$79,596	$111,450	(28.6)%	5,486,904	5,984,686	(8.3)%	1.45	1.86	(22.0)%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Fuel Source	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Coal	$4,916	$47,114	(89.6)%	97,613	1,489,241	(93.4)%	5.04	3.16	59.5%
Nuclear	36,526	37,889	(3.6)%	4,705,825	4,764,247	(1.2)%	0.78	0.80	(2.5)%
Gas:
Combined Cycle	96,182	108,298	(11.2)%	4,879,552	4,115,173	18.6%	1.97	2.63	(25.1)%
Combustion Turbine	13,128	17,141	(23.4)%	453,830	464,894	(2.4)%	2.89	3.69	(21.7)%
	$150,752	$210,442	(28.4)%	10,136,820	10,833,555	(6.4)%	1.49	1.94	(23.2)%

Total fuel costs decreased for the three-month and six-month periods ended June 30, 2020 compared to the same periods in 2019 as a result of lower natural gas prices, including a shift in generation to relatively more economical natural gas-fired units, as well as a decline in generation. The decrease in generation for the three-month period ended June 30, 2020 compared to the same period in 2019 was primarily due to milder temperatures.
Production costs decreased for the three-month period ended June 30, 2020 compared to the same period in 2019 primarily due to lower fixed operational and maintenance costs at our nuclear plants. Production costs remained relatively unchanged for the comparable six-month periods.
Interest charges
Allowance for debt funds used during construction increased in the three-month and six-month periods ended June 30, 2020 as compared to the same periods of 2019 primarily due to capitalization of interest related to construction of Vogtle Units No. 3 and No. 4.
Financial Condition
Balance Sheet Analysis as of June 30, 2020
Assets
Cash and cash equivalents decreased $76.8 million, primarily due to the use of funds for general operating expenditures and quarterly debt payments during the six-month period ended June 30, 2020.
Cash used for property additions for the six-month period ended June 30, 2020 totaled $659.9 million. Of this amount, $547.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $39.6 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
Long-term investments increased $76.1 million for the six-month period ended June 30, 2020 primarily due to investments purchased under one of our member rate management programs. Funds collected through the rate management program are invested and held until applied to members' bills. As of June 30, 2020, total amounts invested under the program during 2020 were approximately $70.3 million. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
Receivables increased $100.0 million for the six-month period ended June 30, 2020 primarily due to the timing of member payments. As a precautionary response to the potential impact of the COVID-19 pandemic, in March 2020, we extended the payment cycle for member billings through July 2020 by up to fourteen days to provide our members with additional flexibility. All of our members have continued to pay all amounts billed in accordance with this extended schedule.
Equity and Liabilities

Long-term debt increased $361.4 million primarily as a result of a $444.0 million advance under the Department of Energy loan guarantee and a $40.1 million advance under the Rural Utilities Service-guaranteed Federal Financing Bank. Offsetting these increases were amounts reclassified to long-term debt due within one year. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $193.6 million during the six-month period ended June 30, 2020. Total borrowings were $1.2 billion and repayments during the period totaled $956.4 million.
Regulatory liabilities increased $43.0 million for the six-month period ended June 30, 2020 primarily due to a $65.1 million increase in the deferral plan associated with one of our member rate management programs. Offsetting the increase was a $22.8 million decrease associated with deferred nuclear asset retirement obligations that was primarily driven by a decrease in unrealized gains associated with our nuclear decommissioning investments. See Note F of Notes to Unaudited Consolidated Financial Statements for information regarding our rate management programs.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, and is based on November 2021 and November 2022 commercial operation dates, respectively. As of June 30, 2020, our total investment in the additional Vogtle units was approximately $5.5 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and workforce statistics.
The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest was $240 million. During the second quarter of 2020, approximately $425 million of construction contingency, of which our 30% interest was $128 million, was assigned to the base capital cost forecast for cost risks including, among other things, construction productivity, including the April 2020 reduction in workforce designed to mitigate the impacts of the COVID-19 pandemic described below, field support, subcontracts, engineering resources and procurement. When combined with prior assignments of construction contingency, the second quarter 2020 assignment of contingency exceeded the remaining balance of the $800 million contingency by approximately $75 million, of which our 30% interest was $23 million. Through June 30, 2020, assignments of contingency for cost risks also have included, among other factors, construction productivity; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. As a result of these factors, Southern Nuclear established additional construction contingency of $250 million (of which our 30% interest is $75 million) for further potential risks, including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The assignment of project-level contingency through June 30, 2020 and our $75 million share of the additional project-level contingency reduced the amount of our Oglethorpe-level contingency but did not change our current $7.5 billion budget. After taking into account the increase of project-level contingency, our remaining Oglethorpe-level contingency is $325 million. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through June 30, 2020 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at June 30, 2020	Remaining Project Budget
Construction Costs (1)	$5,524	$4,303	$1,221
Financing Costs	1,576	1,151	425
Total Costs	$7,100	$5,454	$1,646

Project-Level Contingency	$75	$—	$75
Oglethorpe-Level Contingency	325	—	325

Total Contingency	$400	$—	$400
Totals	$7,500	$5,454	$2,046

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures.
In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements have not been achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above.
Southern Nuclear and Georgia Power are pursuing an aggressive site work plan as a strategy to achieve completion of the units by their regulatory-approved in-service dates. In July 2020, Southern Nuclear updated its cost and schedule forecast, and indicated that it still expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022, respectively.
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
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that has only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 and $250 million (of which our 30% interest is $45 to $75 million) and is included in the project budget and assumes (i) absenteeism rates normalize and (ii) the intended productivity efficiencies and production targets are realized in the coming months. The ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. On May 11, 2020, the Blue Ridge Environmental Defense League filed a petition with the Nuclear Regulatory Commission that challenges a license amendment request. On June 15, 2020, the Nuclear Regulatory Commission issued an appealable order rejecting Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain inspections, tests, analyses, and acceptance criteria. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The ultimate outcome of these matters cannot be determined at this time.
For additional information regarding Vogtle Units No. 3 and No. 4, see "Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4" in our 2019 Form 10-K. For information regarding our financing of the additional Vogtle units, see "Financing Activities—Department of Energy-Guaranteed Loans" and Note L of Notes to Unaudited Consolidated Financial Statements. See "Item 1A—RISK FACTORS" in our 2019 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units, and "Risk Factors" for a discussion of risks related to disruption to the project resulting from COVID-19.
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
Current Market Conditions
In March and April 2020, the financial markets experienced a temporary disruption due to the COVID-19 pandemic. While the U.S. banking system remains sufficiently capitalized, credit and other financial markets in the U.S. and globally suffered substantial stress, volatility, illiquidity and disruption as a result of the economic uncertainty stemming from the pandemic. In the second quarter, financial markets began to improve significantly due to the Federal Reserve's significant easing of monetary policy, and Congress's passage of a series of broad economic stimulus packages.
Starting in mid-March 2020, the commercial paper markets saw significant disruptions, with A-2/P-2 commercial paper issuers unable to reliably access the market or able to do so only at significantly higher cost. As a result, we utilized other available sources of liquidity during this period. Following this initial disruption, market conditions have stabilized, and we have resumed issuing commercial paper as our primary source of short-term financing.
Obtaining favorable financing is important to our business due to, among other things, our significant capital needs to maintain existing electric generation facilities, comply with environmental requirements and regulations, and complete the construction of Vogtle Units No. 3 and No. 4. Future disruptions in the credit markets could make it more challenging or more expensive to carry out our financing objectives in the near term. See "—Liquidity" and "—Financing Activities" below for more information about our short-term and long-term financing needs.
Nuclear Decommissioning Funds
We maintain external and internal funds to fund our share of certain costs associated with the decommissioning of our co-owned nuclear plants. The allocation of equity and fixed income securities in these funds is designed to provide returns to be used to fund decommissioning and to offset inflationary increases in decommissioning costs; however, the fair value of funds is exposed to price fluctuations in equity markets and changes in interest rates. We actively monitor the investment performance of the funds and periodically review asset allocation in accordance with our nuclear decommissioning fund investment policy.

With the rebound in the financial markets in the second quarter of 2020, the fair value of our nuclear decommissioning funds, both external and internal, recovered to year-end 2019 levels after having declined by 13% in the first quarter of the year as a result of market conditions due to the COVID-19 pandemic. The year-to-date increase as of June 30, 2020, is 0.1%. For additional information regarding our nuclear decommissioning funds, see Note 1(i) in Notes to Consolidated Financial Statements in our 2019 Form 10-K.
Liquidity
At June 30, 2020, we had $1.3 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $372 million in cash and cash equivalents and $882 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available June 30, 2020		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$598	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit (3)	363	34		October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at June 30, 2020, $476  million was dedicated to support outstanding commercial paper, and $136 million was related to letters of credit issued to support variable rate demand bonds.
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
(3)Of the portion of this facility that was unavailable at June 30, 2020, $114 million related to letters of credit issued to support variable rate demand bonds, $2 million related to letters of credit issued to post collateral to third parties and $213 million was drawn under the credit facility. We amended this credit facility in March, 2020 to increase the authorized amount from $150 million to $363 million, which is committed through the maturity of this facility in October, 2021. We plan to keep the authorized amount of $363 million in place through December, 2020, and then will consider reducing it to $150 million in January, 2021.
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
In mid-March 2020, due to significant disruptions in the commercial paper markets, we began to borrow directly under our $1.2 billion syndicated line of credit in lieu of issuing commercial paper. As of June 30, 2020, we had repaid the borrowings under this line of credit with the proceeds of commercial paper that we were able to issue as markets stabilized.
We generally issue commercial paper to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4, and in June 2020, we used the proceeds of a $444 million advance under this loan to repay commercial paper. See Note L of Notes to Unaudited Consolidated Financial Statements and “—Financing Activities—Department of Energy-Guaranteed Loans” for additional information regarding the Department of Energy-guaranteed loans.
On March 27, 2020, we amended our JPMorgan Chase line of credit, increasing the commitment from $150 million to $363 million. On March 31, 2020, we borrowed $213 million under this line of credit to purchase $212.8 million of pollution control bonds that were subject to mandatory tender on April 1, 2020. As of June 30, 2020, these borrowings remained outstanding; however we subsequently repaid these borrowings from the proceeds of commercial paper we issued in July 2020.
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $973 million in the aggregate, of which $508.6 million remained available at June 30, 2020. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2020, the required minimum level was $750 million and our actual patronage capital was $1.0 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14.0 billion and $4.0 billion, respectively. At June 30, 2020, we had $9.9 billion of secured indebtedness and $689.0 million of unsecured indebtedness outstanding.
At June 30, 2020, we had $546.9 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment.
Financing Activities
First Mortgage Indenture.    At June 30, 2020, we had $9.9 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2019 Form 10-K for further discussion of our first mortgage indenture.
Bond Financings. In the third quarter of 2020, we plan to issue approximately $450 million of taxable first mortgage bonds for the purpose of repaying outstanding commercial paper issued in connection with funding a portion of the cost of constructing Vogtle Units No. 3 and No. 4. Additionally, in the third quarter of 2020 we plan to remarket the $212.8 million Series 2013 pollution control bonds which we purchased on April 1, 2020. The proceeds of this remarketing will be used to repay outstanding commercial paper that was used to refinance the purchase of the Series 2013 bonds. The first mortgage bonds and the notes issued in connection with the Series 2013 pollution control bonds will be secured under our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At June 30, 2020, we had one approved Rural Utilities Service-guaranteed loan being funded through the Federal Financing Bank totaling $448.3 million that had $5.8 million remaining to be advanced. In July 2020 we advanced the remaining $5.8 million under this loan. We also have a conditional commitment on a Rural Utilities Service-guaranteed loan totaling $630.3 million that we expect to begin advancing in early 2021. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2020, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. At June 30, 2020, aggregate Department of Energy-guaranteed borrowings totaled $3.4 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of June 30, 2020, we have repaid $34.1 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $300 million in principal on these loans by November 2022. We plan to issue first mortgage bonds to refinance the scheduled principal repayments made before the in-service date of Vogtle Unit No. 4.
Combined, this $4.6 billion and the $1.9 billion of debt we have raised in the capital markets represent long-term financing for more than 85% of our $7.5 billion project budget. We expect to raise long-term financing for the remaining amounts in the capital markets.
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

Item 4.    Controls and Procedures
As of June 30, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
-tem 1.    Legal Proceedings
There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2019 Form 10-K.
For information about loss contingencies that could have an effect on us, see Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
We and our members are subject to risks related to the COVID-19 pandemic, including, but not limited to, disruption to the construction of Vogtle Units No. 3 and No. 4.
The World Health Organization has declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus that is currently affecting many parts of the world, including the United States and Georgia. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including Georgia, have relaxed these restrictions, many of the restrictions remain in place and there is no guarantee that restrictions will not be reimposed. These restrictions have significantly disrupted economic activity across the United States, including Georgia, and have caused volatility in capital markets at certain periods during 2020. The effects of the continued COVID-19 pandemic and related responses could include additional disruptions to capital markets, extended disruptions to supply chains and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our members, including continued reduced demand for energy in our members' service territories, reduced cash flows and liquidity, reductions in investments recorded at fair value, and impairment of our ability to operate electric generation facilities, to perform necessary corporate functions and to access funds from financial institutions and capital markets. These economic disruptions could also adversely affect our members' customers' ability to pay for electric service and many of our members have temporarily suspended late fees and service disconnections for certain periods in response to the pandemic.
Additionally, the effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power announced a reduction in workforce at Vogtle Units No. 3 and No. 4, which totaled approximately 20% of the then-existing workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. From the initial peak in April 2020, the number of active cases at the site declined significantly during May and early June, but began increasing again in mid-June and continues to impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements have not been achieved at the level anticipated, contributing to the assignment of, and increase in, construction contingency described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital–Vogtle Units. No. 3 and No. 4." The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 and $250 million (of which our 30% interest is $45 to $75 million) and is included in the project budget and assumes (i) absenteeism rates continue to normalize and (ii) the intended productivity efficiencies and production targets are realized in the coming months. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time. The ultimate impact of the COVID-19 pandemic and the resulting economic contraction on us and our members will depend of the severity and duration of each and cannot be determined at this time.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File – (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	August 12, 2020	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	August 12, 2020		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)