Form 10-Q
period 2020-09-30
OGLETHORPE POWER CORP
filed 2020-11-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

•the duration and severity of the current coronavirus ("COVID-19") pandemic and resulting economic disruption and its impact on our business, financial condition, operations, construction projects, including the additional units at Plant Vogtle, and our members and their service territories;

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

•our ability to receive advances under the U.S. Department of Energy loan guarantee agreement for constructing two additional nuclear units at Plant Vogtle;

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

•catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, such as influenza, or similar occurrences; and

•other factors discussed elsewhere in this quarterly report or in other reports we file with the SEC.
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2020 and December 31, 2019

	(dollars in thousands)
	2020	2019
Assets
Electric plant:
In service	$9,375,405	$9,209,983
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,939,712)	(4,833,025)
	4,738,425	4,679,690

Nuclear fuel, at amortized cost	354,942	359,270
Construction work in progress	5,535,768	4,816,896
Total electric plant	10,629,135	9,855,856

Investments and funds:
Nuclear decommissioning trust fund	540,726	511,339
Investment in associated companies	74,424	73,318
Long-term investments	416,418	254,864
Restricted investments	301,163	461,757
Other	27,593	26,422
Total investments and funds	1,360,324	1,327,700

Current assets:
Cash and cash equivalents	383,868	448,612
Restricted short-term investments	239,709	71,833
Receivables	169,808	166,429
Inventories, at average cost	274,004	277,729
Prepayments and other current assets	43,372	9,862
Total current assets	1,110,761	974,465

Deferred charges:
Regulatory assets	739,089	763,512
Prepayments to Georgia Power	35,607	48,052
Other	22,136	20,528
Total deferred charges	796,832	832,092
Total assets	$13,897,052	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2020 and December 31, 2019

	(dollars in thousands)

	2020	2019
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,074,584	$1,016,747
Long-term debt	10,151,505	9,403,847
Obligation under finance leases	72,354	75,649
Other	26,627	25,196
Total capitalization	11,325,070	10,521,439

Current liabilities:
Long-term debt and finance leases due within one year	235,118	217,440
Short-term borrowings	266,115	282,370
Accounts payable	143,621	165,049
Accrued interest	76,378	65,895
Member power bill prepayments, current	56,416	77,066
Other current liabilities	58,404	49,443
Total current liabilities	836,052	857,263

Deferred credits and other liabilities:
Asset retirement obligations	1,127,670	1,070,640
Member power bill prepayments, non-current	98,071	134,396
Regulatory liabilities	480,446	364,241
Other	29,743	42,134
Total deferred credits and other liabilities	1,735,930	1,611,411
Total equity and liabilities	$13,897,052	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2020 and 2019

	(dollars in thousands)

	Three Months		Nine Months
	2020	2019	2020	2019
Operating revenues:
Sales to Members	$365,937	$382,548	$1,038,218	$1,097,754
Sales to non-Members	302	75	639	329
Total operating revenues	366,239	382,623	1,038,857	1,098,083
Operating expenses:
Fuel	131,925	138,704	282,677	349,146
Production	94,071	93,092	303,705	301,996
Depreciation and amortization	61,758	60,574	186,370	183,212
Purchased power	16,419	17,716	49,366	50,415
Accretion	14,204	13,328	40,830	36,361
Total operating expenses	318,377	323,414	862,948	921,130
Operating margin	47,862	59,209	175,909	176,953

Other income:
Investment income	11,672	14,144	36,210	45,129
Other	1,832	623	5,733	1,565
Total other income	13,504	14,767	41,943	46,694

Interest charges:
Interest expense	101,600	100,687	305,128	301,864
Allowance for debt funds used during construction	(51,518)	(47,909)	(153,595)	(138,246)
Amortization of debt discount and expense	2,813	2,912	8,482	8,764
Net interest charges	52,895	55,690	160,015	172,382
Net margin	$8,471	$18,286	$57,837	$51,265
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2020 and 2019

(dollars in thousands)
Balance at December 31, 2018	$962,286
Net margin	23,596
Balance at March 31, 2019	$985,882
Net margin	9,383
Balance at June 30, 2019	$995,265
Net margin	18,286
Balance at September 30, 2019	$1,013,551
Balance at December 31, 2019	$1,016,747
Net margin	23,204
Balance at March 31, 2020	$1,039,951
Net margin	26,162
Balance at June 30, 2020	$1,066,113
Net margin	8,471
Balance at September 30, 2020	$1,074,584
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2020 and 2019

	(dollars in thousands)
	2020	2019
Cash flows from operating activities:
Net margin	$57,837	$51,265
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	278,872	281,049
Accretion cost	40,830	36,361
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(306)	(569)
Deferred outage costs	(36,502)	(26,925)
Gain on sale of investments	(14,122)	(4,611)
Regulatory deferral of costs associated with nuclear decommissioning	(11,482)	(17,686)
Other	(2,566)	(549)
Change in operating assets and liabilities:
Receivables	(22,751)	(1,706)
Inventories	3,836	(13,238)
Prepayments and other current assets	(30,914)	(2,256)
Accounts payable	(28,764)	(60,068)
Accrued interest	10,483	6,147
Accrued taxes	35,004	34,435
Other current liabilities	(16,433)	(26,761)
Member power bill prepayments	(56,975)	(94,398)
Rate management program collections	114,006	37,982
Total adjustments	260,875	145,866
Net cash provided by operating activities	318,712	197,131
Cash flows from investing activities:
Property additions	(983,902)	(887,160)
Activity in nuclear decommissioning trust fund—Purchases	(393,369)	(281,821)
—Proceeds	387,277	275,545
Increase (decrease) in restricted investments	(7,282)	89,175
Activity in other long-term investments—Purchases	(285,842)	(165,743)
—Proceeds	136,476	134,907
Other	9,075	(9,674)
Net cash used in investing activities	(1,137,567)	(844,771)
Cash flows from financing activities:
Long-term debt proceeds	2,045,685	683,008
Long-term debt payments	(1,274,196)	(477,360)
(Decrease) increase in short-term borrowings, net	(16,255)	124,044
Other	(1,123)	(7,631)
Net cash provided by financing activities	754,111	322,061
Net decrease in cash and cash equivalents	(64,744)	(325,579)
Cash and cash equivalents at beginning of period	448,612	752,618
Cash and cash equivalents at end of period	$383,868	$427,039
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$139,878	$156,370
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$22,086	$5,053
Accrued property additions at end of period	$94,365	$103,390
Interest paid-in-kind	$—	$55,767
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, the results for the three-month and nine-month periods ended September 30, 2020 and 2019. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC. The results of operations for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of results to be expected for the full year. As noted in our 2019 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2019 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$177,002	$177,002	$—	$—
International equity trust	102,877	—	102,877	—
Corporate bonds and debt	95,579	—	95,237	342
US Treasury securities	40,416	40,416	—	—
Mortgage backed securities	49,749	—	49,749	—
Domestic mutual funds	55,568	55,568	—	—
Municipal bonds	1,407	—	1,407	—
Federal agency securities	8,699	—	8,699	—
Non-US Gov't bonds & private placements	2,055	—	2,055	—
Other	7,374	7,374	—	—
Long-term investments:
International equity trust	26,751	—	26,751	—
Corporate bonds and debt	30,260	—	30,050	210
US Treasury securities	4,034	4,034	—	—
Mortgage backed securities	12,757	—	12,757	—
Domestic mutual funds	162,346	162,346	—	—
Federal agency securities	625	—	625	—
Treasury STRIPS	176,672	—	176,672	—
Other	2,973	2,973	—	—
Natural gas swaps	4,808	—	4,808	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$179,346	$179,346	$—	$—
International equity trust	96,204	—	96,204	—
Corporate bonds and debt	63,849	—	63,849	—
US Treasury securities	45,522	45,522	—	—
Mortgage backed securities	62,400	—	62,400	—
Domestic mutual funds	55,522	55,522	—	—
Municipal bonds	1,189	—	1,189	—
Federal agency securities	2,586	—	2,586	—
Other	4,721	4,450	271	—
Long-term investments:
International equity trust	23,161	—	23,161	—
Corporate bonds and debt	20,395	—	20,395	—
US Treasury securities	9,257	9,257	—	—
Mortgage backed securities	12,867	—	12,867	—
Domestic mutual funds	126,380	126,380	—	—
Federal agency securities	1,082	—	1,082	—
Treasury STRIPS	59,816	—	59,816	—
Other	1,906	1,906	—	—
Natural gas swaps	32,256	—	32,256	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2020 and December 31, 2019 were as follows:

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$10,500,876	$13,228,028	$9,726,428	$11,180,658

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.

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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2020, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At September 30, 2020 and December 31, 2019, the estimated fair values of our natural gas contracts were net liabilities of approximately $4,808,000 and $32,256,000, respectively.
As of September 30, 2020 and December 31, 2019, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $4,811,000 with our counterparties.
The following table reflects the notional volume of our natural gas derivatives as of September 30, 2020 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2020	4.5
2021	26.4
2022	19.6
2023	16.5
2024	15.7
2025	10.2
Total	92.9
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2020 and December 31, 2019.

	Balance Sheet Location	Fair Value
		2020	2019
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$2,596	$—

Liabilities:
Natural gas swaps	Other current liabilities	$106	$12,898
Natural gas swaps	Other deferred credits	$7,298	$19,358
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2020 and 2019.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(dollars in thousands)
Natural Gas Swaps gains	Fuel	$339	$—	$339	$224
Natural Gas Swaps losses	Fuel	(8,721)	(6,294)	(20,314)	(8,093)
Total		$(8,382)	$(6,294)	$(19,975)	$(7,869)
The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at September 30, 2020 and December 31, 2019.

	Balance Sheet Location	2020	2019
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$4,808	$32,256
Total		$4,808	$32,256

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of September 30, 2020 and December 31, 2019.

	Gross Unrealized
	(dollars in thousands)
September 30, 2020	Cost	Gains	Losses	Fair Value
Equity	$259,356	$160,336	$(11,785)	$407,907
Debt	519,421	20,198	(940)	538,679
Other	10,564	—	(6)	10,558
Total	$789,341	$180,534	$(12,731)	$957,144

	Gross Unrealized
	(dollars in thousands)
December 31, 2019	Cost	Gains	Losses	Fair Value
Equity	$258,870	$144,832	$(5,990)	$397,712
Debt	354,535	8,474	(874)	362,135
Other	6,356	—	—	6,356
Total	$619,761	$153,306	$(6,864)	$766,203

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

In August 2018, the FASB issued "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This standard eliminated, added and modified certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. Entities are no longer required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements. However, public business entities are required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update were effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. An entity was permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.The adoption of the standard did not have a material impact on our consolidated financial statements.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the nine-month periods ended September 30, 2020 and 2019, we provided approximately 57% and 56% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2020, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of September 30, 2020 and September 30, 2019, we recognized refund liabilities totaling $21,400,000 and $7,700,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2020	2019	2020	2019
Capacity revenues	$222,187	$231,270	$721,836	$712,305
Energy revenues	143,750	151,278	316,382	385,449
Total	$365,937	$382,548	$1,038,218	$1,097,754
Member energy requirements supplied	60%	57%	57%	56%

Receivables from contracts with our members at September 30, 2020 and December 31, 2019 were $139,390,000 and $142,946,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2020 and 2019 were insignificant.
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
We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the nine months ended September 30, 2020 and September 30, 2019 were $11,805,000 and $12,368,000, respectively. The cumulative amount billed since inception of the program totaled $93,064,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the nine months ended September 30, 2020 and September 30, 2019 were $93,390,000 and $35,069,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $181,877,000.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the nine months ended September 30, 2020 and September 30, 2019 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	September 30, 2020	December 31, 2019
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(261,457)	(257,504)
Total finance lease assets	$41,275	$45,228
Lease liabilities—Finance leases
Obligations under finance leases	$72,354	$75,649
Long-term debt and finance leases due within one year	6,418	6,081
Total finance lease liabilities	$78,772	$81,730

Classification	September 30, 2020	December 31, 2019
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$3,550	$3,237
Total operating lease assets	$3,550	$3,237
Lease liabilities—Operating leases
Capitalization—Other	$2,553	$2,293
Other current liabilities	1,010	1,252
Total operating lease liabilities	$3,563	$3,545

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,344	$1,189	$4,032	$3,567
Interest on lease liabilities	Interest expense	2,217	2,372	6,651	7,116
Operating lease cost:	Inventory(1) & production expense	286	542	1,081	2,308
Total leased cost		$3,847	$4,103	$11,764	$12,991

(1) The majority of our operating lease costs relates to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2020	December 31, 2019
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	8.10	8.84
Operating leases	7.39	7.39
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.66%	5.12%

	Nine months ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,516	$4,817
Operating cash flows from operating leases	$1,301	$2,602
Financing cash flows from finance leases	$2,959	$2,658
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$6,983
Maturity analysis of our finance and operating lease liabilities as of September 30, 2020 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2020	$7,475	$261	$7,736
2021	14,949	1,119	16,068
2022	14,949	929	15,878
2023	14,949	708	15,657
2024	14,949	234	15,183
Thereafter	55,532	1,085	56,617
Total lease payments	$122,803	$4,336	$127,139
Less: imputed interest	(44,031)	(773)	(44,804)
Present value of lease liabilities	$78,772	$3,563	$82,335
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and nine months ended September 30, 2020 and September 30, 2019 was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Lease income	$1,543	$1,514	$4,633	$4,554

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
(I)Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The funds on deposit as of September 30, 2020 earned interest at a rate of 5% per annum. Beginning October 1, 2020, deposits earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At September 30, 2020 and December 31, 2019, we had restricted investments totaling $540,871,000 and $533,590,000, respectively, of which $301,163,000 and $461,757,000, respectively, were classified as long-term.
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

The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of September 30, 2020 and December 31, 2019.

	2020	2019
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$36,529	$40,067
Amortization of financing leases(b)	35,354	35,433
Outage costs(c)	42,440	34,367
Asset retirement obligations—Ashpond and other(k)	247,125	245,932
Depreciation expense(d)	38,752	39,820
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	54,599	53,466
Interest rate options cost(f)	125,629	121,938
Deferral of effects on net margin—Smith Energy Facility(g)	150,106	154,564
Other regulatory assets(m)	8,555	37,925
Total Regulatory Assets	$739,089	$763,512
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$18,993	$12,692
Deferral of effects on net margin—Hawk Road Energy Facility(g)	18,023	18,485
Major maintenance reserve(i)	53,057	50,144
Amortization of financing leases(b)	12,081	14,256
Deferred debt service adder(j)	121,443	114,453
Asset retirement obligations—Nuclear(k)	66,458	61,516
Revenue deferral plan(l)	187,600	90,066
Other regulatory liabilities(m)	2,791	2,629
Total Regulatory Liabilities	$480,446	$364,241
Net Regulatory Assets	$258,643	$399,271

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
(f)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence when Vogtle Unit No. 3 is placed in-service, which is expected November 2021.
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

(K)Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2024, with the majority of the balance scheduled to be credited by the end of 2021.
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
Proceeds of advances made under the Facility are used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII loan guarantee program (Eligible Project Costs). Borrowings under the Original FFB Notes could not exceed $3,057,069,461, of which $335,471,604 was designated for capitalized interest. We have advanced all amounts available under the Original FFB Notes. We were unable to advance $43,721,079 of the amount designated for capitalized interest under the Original FFB Notes due to timing of borrowing and lower than expected interest rates.
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At September 30, 2020, borrowings under the Additional FFB Note totaled $444,000,000.
At September 30, 2020, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,457,348,000.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of September 30, 2020, we have repaid $59,100,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2020, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $45,925,000 for long-term financing of general and environmental improvements at existing plants.
c)Lines of Credit:
In mid-March 2020, due to significant disruptions in the commercial paper markets, we began to borrow directly under our $1.2 billion syndicated CFC line of credit in lieu of issuing commercial paper. During the second quarter of 2020, we repaid the borrowings under this line of credit with the proceeds of commercial paper we were able to issue as markets stabilized.
On March 27, 2020, we amended our JPMorgan Chase line of credit, increasing the commitment from $150,000,000 to $363,000,000. On March 31, 2020, we borrowed $213,000,000 under this line of credit to purchase $212,760,000 of Series 2013 pollution control bonds that were subject to mandatory tender on April 1, 2020. On July 30, 2020, we repaid these borrowings utilizing proceeds from commercial paper issuances.
d)Pollution Control Revenue Bonds:
On August 25, 2020, we remarketed $212,760,000 of Series 2013A term rate pollution control revenue bonds that were subject to mandatory tender on April 1, 2020. The proceeds from the remarketing were used to repay outstanding commercial paper that was used to refinance the purchase the Series 2013 bonds. The notes issued in connection with the Series 2013 bonds are secured under our first mortgage indenture.

e)First Mortgage Bonds:
On August 25, 2020, we issued $450,000,000 of 3.75% first mortgage bonds, Series 2020A for the purpose of providing long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. In conjunction with the issuance, we repaid $439,200,000 of outstanding commercial paper. The bonds are due to mature August 2050 and are secured under our first mortgage indenture.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency and is based on the Georgia Public Service Commission approved in-service dates of November 2021 and November 2022, respectively. As of September 30, 2020, our total investment in the additional Vogtle units was approximately $5.7 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest was $240 million. As of June 30, 2020, assignments of contingency exceeded the 2018 construction contingency estimate by $75 million of which our 30% interest was $23 million. This contingency was used to address cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate the impacts of the COVID-19 pandemic described below; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and

procurement, among other factors. As a result of these factors, Georgia Power established additional construction contingency of $250 million (of which our 30% interest is $75 million), as of June 30, 2020 for further potential risks, including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; additional resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. During the third quarter of 2020, approximately $10 million, of which our 30% interest is $3 million, of the construction contingency established in the second quarter of 2020 was assigned to the base capital cost forecast for cost risks primarily associated with construction productivity and field support. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through September 30, 2020 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at September 30, 2020	Remaining Project Budget
Construction Costs (1)	$5,501	$4,536	$965
Financing Costs	1,557	1,204	353
Total Costs	$7,058	$5,740	$1,318

Project-Level Contingency	$72	$—	$72
Oglethorpe-Level Contingency	370	—	370

Total Contingency	$442	$—	$442
Totals	$7,500	$5,740	$1,760

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
In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Following peaks in April and July and subsequent declines, the number of active cases of COVID-19 at the site continues to fluctuate and impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements were not achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above.
Southern Nuclear and Georgia Power are pursuing an aggressive site work plan as a strategy to achieve completion of the units by their regulatory-approved in-service dates. Georgia Power has stated that it expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022, respectively.
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
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. On June 15, 2020, the Nuclear Regulatory Commission rejected Nuclear Watch South's April 20, 2020 petition requesting a hearing and challenging the closure of certain inspections, tests, analyses, and acceptance criteria. On August 10, 2020, the Atomic Safety Licensing Board rejected the Blue Ridge Environmental Defense League’s May 11, 2020 petition challenging a license amendment request. The staff of the Nuclear Regulatory Commission has issued the requested amendment to the combined construction and operating license for Vogtle Unit No. 3. The Blue Ridge Environmental Defense League appealed the Atomic Safety Licensing Board’s decision to the Nuclear Regulatory Commission. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
The recent and ongoing economic disruptions are unprecedented and have reduced energy demand, primarily in the commercial and industrial classes. As a partial offset to these reductions, social distancing and remote work policies have increased demand from residential customers in the short term. Approximately two-thirds of our members' sales are to residential customers. For the third quarter of 2020, our preliminary analysis indicates that the impact of COVID-19 on our members’ sales was relatively minor. Since the pandemic began, we estimate that the overall impact of COVID-19 on our members’ sales is a reduction of approximately one to two percent. The ultimate impact on us and our members, including demand for electricity and the continued ability of our members' customers' to pay for electric service, is subject to many factors, including the duration and severity of the COVID-19 pandemic and the resulting economic conditions.
In addition, the COVID-19 pandemic has impacted productivity levels and the pace of activity completion at Vogtle Units No. 3 and No. 4 and temporarily disrupted capital markets that had a short-term impact on the fair value of certain of our investments and our ability to issue commercial paper for certain periods of 2020. While the ultimate outcome of these matters is uncertain, to date, the COVID-19 pandemic has not had a material impact on our business, financial condition or operations.
Additional information regarding COVID-19 and its potential impacts on us and our members is in "Risk Factors."
Results of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
Net Margin
Our net margins for the three-month and nine-month periods ended September 30, 2020 were $8.5 million and $57.8 million, respectively, compared to $18.3 million and $51.3 million for the same periods of 2019. For the nine-months ended September 30, 2020, our net margin was approximately 103% of our targeted net margin of $55.9 million for the year ending December 31, 2020. In June 2020, our board of directors approved a budget revision which will reduce revenues $6.5 million by year-end. We anticipate our board of directors will approve another budget adjustment by year end so that margins will achieve, but not exceed, the 2020 targeted margins for interest ratio of 1.14. As a result, and pursuant to Revenue from Contracts with Customers (Topic 606), we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio and recognized cumulative refund liabilities of $21.4 million and $7.7 million as of September 30, 2020 and 2019, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2019 Form 10-K.

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
For the quarter ended September 30, 2020, our overall generation increased slightly compared to the third quarter of 2019. For the nine months ended September 30, 2020, continued low natural gas prices have made our natural gas-fired resources relatively more economical and has significantly reduced generation from our coal-fired generation resources. The dispatch of our coal generation resources during 2020 was primarily limited to must-run and test situations due to the availability of more economical generation resources available to our members. As of September 30, 2020, the overall reduction in generation decreased both our energy revenues and expenses as described below.
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
The components of member revenues for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)
	2020	2019	% Change	2020	2019	% Change
Capacity revenues	$222,187	$231,270	(3.9)%	$721,836	$712,305	1.3%
Energy revenues	143,750	151,278	(5.0)%	316,382	385,449	(17.9)%
Total	$365,937	$382,548	(4.3)%	$1,038,218	$1,097,754	(5.4)%
MWh Sales to members	7,147,341	7,137,087	0.1%	17,028,641	17,672,935	(3.6)%
Cents/kWh	5.12	5.36	(4.5)%	6.10	6.21	(1.8)%
Member energy requirements supplied	60%	57%	5.3%	57%	56%	1.8%
Energy revenues from members decreased for the three-month and nine-month periods ended September 30, 2020 compared to the same periods in 2019 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Coal	$29,852	$24,095	23.9%	884,482	821,069	7.7%	3.38	2.93	15.4%
Nuclear	19,258	20,777	(7.3)%	2,459,582	2,591,374	(5.1)%	0.78	0.80	(2.5)%
Gas:
Combined Cycle	57,752	60,549	(4.6)%	3,192,130	2,898,164	10.1%	1.81	2.09	(13.4)%
Combustion Turbine	25,063	33,283	(24.7)%	807,183	987,319	(18.2)%	3.10	3.37	(8.0)%
	$131,925	$138,704	(4.9)%	7,343,377	7,297,926	0.6%	1.80	1.90	(5.3)%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Coal	$34,767	$71,209	(51.2)%	982,095	2,310,310	(57.5)%	3.54	3.08	14.9%
Nuclear	55,784	58,666	(4.9)%	7,165,407	7,355,621	(2.6)%	0.78	0.80	(2.5)%
Gas:
Combined Cycle	153,934	168,847	(8.8)%	8,071,682	7,013,337	15.1%	1.91	2.41	(20.7)%
Combustion Turbine	38,191	50,424	(24.3)%	1,261,013	1,452,213	(13.2)%	3.03	3.47	(12.7)%
	$282,676	$349,146	(19.0)%	17,480,197	18,131,481	(3.6)%	1.62	1.93	(16.1)%

Total fuel costs decreased for the three-month and nine-month periods ended September 30, 2020 compared to the same periods in 2019 as a result of lower natural gas prices which have significantly shifted generation from the more expensive coal-fired units. A decline in generation for the nine-month period ended September 30, 2020 compared to the same period in 2019 was primarily due to milder temperatures.
Interest charges
Allowance for debt funds used during construction increased in the three-month and nine-month periods ended September 30, 2020 as compared to the same periods of 2019 primarily due to capitalization of interest related to construction of Vogtle Units No. 3 and No. 4.
Financial Condition
Balance Sheet Analysis as of September 30, 2020
Assets
Cash and cash equivalents decreased $383.9 million, primarily due to the use of funds for general operating expenditures and quarterly debt payments during the nine-month period ended September 30, 2020.
Cash used for property additions for the nine-month period ended September 30, 2020 totaled $983.9 million. Of this amount, $816.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $45.6 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
Long-term investments increased $161.6 million for the nine-month period ended September 30, 2020 primarily due to investments purchased under one of our member rate management programs. Funds collected through the rate management program are invested and held until applied to members' bills. As of September 30, 2020, total amounts invested under the program, including earnings during 2020 were approximately $114.0 million. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
Prepayments and other current assets increased $33.5 million for the nine-month period ended September 30, 2020 primarily as a result of prepaid inventory parts to be used for future major maintenance outages.
Equity and Liabilities
Long-term debt increased $747.7 million primarily as a result of a $444.0 million advance under the Department of Energy loan guarantee, the issuance of $450 million in Series 2020 taxable first mortgage bonds and $45.9 million advanced under the Rural Utilities Service-guaranteed Federal Financing Bank loan. Offsetting these increases were amounts reclassified to long-term debt due within one year. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.

Regulatory liabilities increased $116.2 million for the nine-month period ended September 30, 2020 primarily due to a $97.5 million increase in the deferral plan associated with one of our member rate management programs and a $21.0 million increase associated with deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments. See Note F of Notes to Unaudited Consolidated Financial Statements for information regarding our rate management programs.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency and is based on the Georgia Public Service Commission approved in-service dates of November 2021 and November 2022, respectively. As of September 30, 2020, our total investment in the additional Vogtle units was approximately $5.7 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest was $240 million. As of June 30, 2020, assignments of contingency exceeded the 2018 construction contingency estimate by $75 million, of which our 30% interest was $23 million. This contingency was used to address cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate the impacts of the COVID-19 pandemic described below; craft labor incentives; adding resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement, among other factors. As a result of these factors, Georgia Power established additional construction contingency of $250 million (of which our 30% interest is $75 million), as of June 30, 2020 for further potential risks, including, among other factors, construction productivity and expected impacts of the COVID-19 pandemic; additional resources for supervision, field support, project management, initial test program, start-up, and operations and engineering support; subcontracts; and procurement. During the third quarter of 2020, approximately $10 million, of which our 30% interest is $3 million, of the construction contingency established in the second quarter of 2020 was assigned to the base capital cost forecast for cost risks primarily associated with construction productivity and field support. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through September 30, 2020 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at September 30, 2020	Remaining Project Budget
Construction Costs (1)	$5,501	$4,536	$965
Financing Costs	1,557	1,204	353
Total Costs	$7,058	$5,740	$1,318

Project-Level Contingency	$72	$—	$72
Oglethorpe-Level Contingency	370	—	370

Total Contingency	$442	$—	$442
Totals	$7,500	$5,740	$1,760

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
In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4, which totaled approximately 20% of the then-existing site workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Following peaks in April and July and subsequent declines, the number of active cases of COVID-19 at the site continues to fluctuate and impact productivity levels and pace of activity completion. As a result of these factors, overall production improvements were not achieved at the levels anticipated, contributing to the allocation of, and increase in, construction contingency described above.
Southern Nuclear and Georgia Power are pursuing an aggressive site work plan as a strategy to achieve completion of the units by their regulatory-approved in-service dates. Georgia Power has stated that it expects to achieve the regulatory-approved in-service dates of November 2021 and November 2022, respectively.
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

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. As a result of such compliance processes, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of inspections, tests, analyses, and acceptance documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support Nuclear Regulatory Commission authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. On June 15, 2020, the Nuclear Regulatory Commission rejected Nuclear Watch South’s April 20, 2020 petition requesting a hearing and challenging the closure of certain inspections, tests, analyses, and acceptance criteria. On August 10, 2020, the Atomic Safety Licensing Board rejected the Blue Ridge Environmental Defense League’s May 11, 2020 petition challenging a license amendment request. The staff of the Nuclear Regulatory Commission has issued the requested amendment to the combined construction and operating license for Vogtle Unit No. 3. The Blue Ridge Environmental Defense League appealed the Atomic Safety Licensing Board’s decision to the Nuclear Regulatory Commission. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The ultimate outcome of these matters cannot be determined at this time.
For additional information regarding Vogtle Units No. 3 and No. 4, see “Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4” in our 2019 Form 10-K. For information regarding our financing of the additional Vogtle units, see “Financing Activities—Department of Energy-Guaranteed Loans” and Note L of Notes to Unaudited Consolidated Financial Statements. See “Item 1A—RISK FACTORS” in our 2019 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units, and “Risk Factors” for a discussion of risks related to disruption to the project resulting from COVID-19.
Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. On October 13, 2020, the Environmental Protection Agency (EPA) published its final 2020 Steam Electric Reconsideration Rule (2020 Reconsideration Rule). The final rule addresses EPA's revisions to its 2015 Steam Electric Power Generating Effluent Guidelines rule for flue gas desulferization and bottom ash transport. In the 2020 Reconsideration Rule, EPA revised the technology basis for treating the two waste streams and established new subcategories with varying requirements for high-flow units, low-utilization units, and units ceasing coal combustion by December 31, 2028. EPA also revised the voluntary incentives program. For units that will be subcategorized, a notice of planned participation must be provided to the state permitting authority by October 13, 2021. We are evaluating the final rule, but the ultimate impact of the rule on our operations cannot be determined at this time.
For a discussion regarding potential effects on our business from other environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2019 Form 10-K.
Liquidity
At September 30, 2020, we had $1.7 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $384 million in cash and cash equivalents and $1.3 billion available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2020		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$808	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit (3)	363	247		October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at September 30, 2020, $266  million was dedicated to support outstanding commercial paper, and $136 million was related to letters of credit issued to support variable rate demand bonds.
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
(3)Of the portion of this facility that was unavailable at September 30, 2020, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties. We amended this credit facility in March, 2020 to increase the authorized amount from $150 million to $363 million, which is committed through the maturity of this facility in October, 2021.
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
In mid-March 2020, due to significant disruptions in the commercial paper markets, we began to borrow directly under our $1.2 billion syndicated line of credit in lieu of issuing commercial paper. As of September 30, 2020, we had repaid the borrowings under this line of credit with the proceeds of commercial paper that we were able to issue as markets stabilized.
We generally issue commercial paper to provide interim financing of our expenses related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4, and in June 2020, we used the proceeds of a $444 million advance under this loan to repay commercial paper. See Note L of Notes to Unaudited Consolidated Financial Statements and “—Financing Activities—Department of Energy-Guaranteed Loans” for additional information regarding the Department of Energy-guaranteed loans. We also used proceeds from our $450 million first mortgage bonds to repay commercial paper.
On March 27, 2020, we amended our JPMorgan Chase line of credit, increasing the commitment from $150 million to $363 million. On March 31, 2020, we borrowed $213 million under this line of credit to purchase $212.8 million of pollution control bonds that were subject to mandatory tender on April 1, 2020. These borrowings were subsequently repaid from the proceeds of commercial paper we issued in July 2020.
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $973 million in the aggregate, of which $508.6 million remained available at September 30, 2020. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2020, the required minimum level was $750 million and our actual patronage capital was $1.1 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14.0 billion and $4.0 billion, respectively. At September 30, 2020, we had $10.5 billion of secured indebtedness and $226.1 million of unsecured indebtedness outstanding.
At September 30, 2020, we had $540.9 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment.
Financing Activities

First Mortgage Indenture.    At September 30, 2020, we had $10.5 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2019 Form 10-K for further discussion of our first mortgage indenture.
Bond Financings. In August 2020, we issued $450 million of taxable first mortgage bonds to repay commercial paper issued to fund a portion of the cost of constructing Vogtle Units No. 3 and No. 4. In August 2020, we also remarketed the $212.8 million Series 2013 pollution control bonds which we purchased on April 1, 2020. The proceeds of this remarketing were used to repay outstanding commercial paper that had refinanced the purchase of the Series 2013 bonds. The first mortgage bonds and the notes issued in connection with the Series 2013 pollution control bonds are secured under our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    In July 2020, we advanced the remaining $5.8 million under a $448.3 million Rural Utilities Service-guaranteed loan that was funded through the Federal Financing Bank. We have a conditional commitment on a new Rural Utilities Service-guaranteed loan totaling $630.3 million that we expect to begin advancing in early 2021. When advanced, the debt will be secured under our first mortgage indenture. As of September 30, 2020, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4.
At September 30, 2020, aggregate Department of Energy-guaranteed borrowings totaled $3.5 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of September 30, 2020, we had repaid $59.1 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $300 million in principal on these loans by November 2022. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.
Combined, this $4.6 billion and the $2.3 billion of debt we have raised in the capital markets represent long-term financing for more than 92% of our $7.5 billion project budget. We expect to raise long-term financing for the remaining amounts in the capital markets.
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
Item 4.    Controls and Procedures
As of September 30, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
The World Health Organization and Centers for Disease Control and Prevention have declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus that is currently affecting many parts of the world, including the United States and Georgia. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including Georgia, have relaxed these restrictions, many of the restrictions remain in place and there is no guarantee that restrictions will not be reimposed. For certain periods during 2020, these restrictions significantly disrupted economic activity across the United States, including Georgia, and caused volatility in capital markets. The effects of the continued COVID-19 pandemic and related responses could include additional disruptions to capital markets, extended disruptions to supply chains and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our members, including continued reduced demand for energy in our members' service territories, reduced cash flows and liquidity, reductions in investments recorded at fair value, and impairment of our ability to operate electric generation facilities, to perform necessary corporate functions and to access funds from financial institutions and capital markets. These economic disruptions could also adversely affect our members' customers' ability to pay for electric service.
Additionally, the effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power announced a reduction in workforce at Vogtle Units No. 3 and No. 4, which totaled approximately 20% of the then-existing workforce. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site. The April 2020 workforce reduction was intended to provide operational efficiencies by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing.Following peaks in April and July and subsequent declines, the number of active cases of COVID-19 at the site continues to fluctuate and impact productivity levels and pace of activity completion. These factors contributed to the assignment of, and increase in, construction contingency described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital Requirements and Liquidity and Sources of Capital–Vogtle Units. No. 3 and No. 4." The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated to be between $150 and $250 million (of which our 30% interest is $45 to $75 million) and is included in the project budget and assumes (i) absenteeism rates continue to normalize and (ii) the intended productivity efficiencies and production targets are realized in the coming months. However, the ultimate impact of the COVID-19 pandemic on the construction schedule and budget for Vogtle Units No. 3 and No. 4 cannot be determined at this time. The ultimate impact of the COVID-19 pandemic and the resulting economic contraction on us and our members will depend of the severity and duration of each and cannot be determined at this time.
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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 12, 2020	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	November 12, 2020		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)