Form 10-K
period 2020-12-31
OGLETHORPE POWER CORP
filed 2021-03-19
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The Registrant is a membership corporation and has no authorized or outstanding equity securities.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.
Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION
2020 FORM 10-K ANNUAL REPORT

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
•early retirement of one or more of our co-owned coal facilities;
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
Our members are local consumer-owned distribution cooperatives that provide retail electric service on a not-for-profit basis. In general, our members' customer base consists of residential, commercial and industrial consumers within specific geographic areas. Our members serve approximately 2.0 million electric consumers (meters) representing approximately 4.3 million people. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES."
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
Our fleet of generating units total 7,862 megawatts of summer planning reserve capacity, which includes 737 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. We also supply financial and management services to support Green Power EMC's purchase of energy from 320 megawatts of renewable resources, including, low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities. See "– Relationship with Green Power EMC," "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" – and "PROPERTIES – Generating Facilities."

In 2020, two of our members, Jackson EMC and Cobb EMC, accounted for 15% and 13% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2020.
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
Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2020, we supplied energy that accounted for approximately 57% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
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
Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2020, our equity ratio was 9.1%.
As of December 31, 2020, we had approximately $10.6 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.
Relationship with Federal Lenders
Rural Utilities Service
Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The budget for fiscal year 2021, which began October 2020, includes a loan program level of $5.5 billion, the same as in recent years. The new Administration has not yet proposed a budget for fiscal year 2022. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.
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
As of December 31, 2020, we had $2.4 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.
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
As of December 31, 2020, we had advanced $3.6 billion in Department of Energy-guaranteed loans. In total, the Department of Energy-guaranteed loans will provide over $4.6 billion of long-term financing at lower interest rates than our alternative sources of financings. All advances received under this facility are secured under our first mortgage indenture.

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
As of December 31, 2020, we had approximately $11.5 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures.
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
Relationship with Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate summer planning reserve capacity of 737 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
As of December 31, 2020, we had $6.5 million loan available to Smarr EMC for the purpose of funding major maintenance expenditures. Currently, no amounts have been drawn under the loan.
Relationship with Green Power EMC
Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently manages 320 megawatts of renewable energy resources. By 2022, the capacity is expected to increase by at least 264 megawatts, bringing the total capacity to 584 megawatts. We supply financial and management services to Green Power EMC. For more information on the renewable resources of Green Power EMC, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
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
Human Capital

Our success depends on the people who are part of our company. We believe that in order to deliver superior performance and maximize the value of our members’ investment, we must attract and retain the most qualified workforce available. We further believe that a strong corporation requires initiative, commitment and talent from its employees and that exceptional results evolve from diversity, continuous improvement, personal development and the contributions of many working toward common goals. We are focused on fostering innovation and leadership with our associates. We also place a strong emphasis on training because we know this ultimately leads to our associates’ professional success and the success of our company.

As of December 31, 2020, we had 299 employees. Substantially all of our associates are full-time employees and are located in Georgia. We have a formal Code of Conduct that, among other things, requires that we treat each other, and those outside our company with whom we do business, professionally and with fairness and respect. We must also conduct ourselves in a manner that promotes a favorable image of our company and a positive and professional workplace environment that promotes harmonious relationships among each other and our members.

We strive to provide fair and equitable compensation to each of our associates through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The philosophy and objective of our compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified skilled workforce necessary for our continued success. We set uniform performance goals at the corporate level. Those goals are the same for both executive officers and non-executive associates as achieving these performance incentives requires the effort and attention of associates across our business, see “EXECUTIVE COMPENSATION – Compensation Discussion and Analysis – Corporate Goals for Performance Pay.”

We are also committed to continuing efforts to enhance diversity, inclusion and equity. We are dedicated to creating and maintaining an environment that respects and values diversity, recognizes the rights of all individuals to mutual respect, and accepts others without biases based on differences of any kind.

Safety is a key concern of our management team. As an electric generation utility, we are committed to providing a safe work environment for all our associates. Our corporate goals, which are reflected in the performance pay component of total compensation, reflect a commitment to provide comprehensive safety training and education and continue to find new ways to reduce workplace hazards.

Throughout the COVID-19 pandemic, we continued operating to provide electricity to our members and the populations they serve. To protect our associates, we implemented applicable business continuity plans, including working remotely where possible; increased cleaning frequency at business locations; and implemented applicable safety and health guidelines issued by federal and state officials. In June 2020, we began a phased reopening of our corporate offices with new safety protocols intended to reduce the risk of transmission of COVID-19. To date, these measures have been effective and we continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities.

As an electric cooperative, we are also committed to being a positive influence in the communities we serve. To accomplish this goal, we support and encourage our associates to participate in a variety of initiatives and activities that help the communities where we and our members live and work.

OUR POWER SUPPLY RESOURCES
General
We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2020, we supplied approximately 57% of the retail energy requirements of our members. Our members purchased the remaining 43% from a variety of suppliers, including Green Power EMC (renewable resources), Smarr EMC (gas-fired resources), Georgia Energy Cooperative (gas-fired resource), Southeastern Power Administration (hydroelectric power), and several power marketers and other wholesale suppliers. For more detailed information on these other purchases, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Generating Plants
Our fleet of generating units total 7,862 megawatts of summer planning reserve capacity, including 737 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG) and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.
See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
Power Purchase and Sale Arrangements
We currently have no material power purchase or sale agreements.
We supply financial and management services to support Green Power EMC's purchase of energy from 320 megawatts of renewable resources, plus an additional 264 megawatts under contract to be constructed. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.
A recent filing at the FERC proposed a Southeast Energy Exchange Market (SEEM) that includes many of the electric service providers in the Southeast, including us. SEEM is an extension of the existing bilateral market where participants would use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. If approved by the FERC, SEEM is expected to begin service in early 2022. The ultimate outcome of this matter cannot be determined at this time.
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
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2020, our total investment in the additional Vogtle units was approximately $6.0 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.
The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest was $240 million. As of June 30, 2020, assignments of contingency exceeded the 2018 construction contingency estimate by $75 million (of which our 30% interest was $23 million) and Georgia Power established $250 million of additional construction contingency (of which our 30% interest is $75 million). During the third and fourth quarters of 2020, this construction contingency, plus an additional $10 million (of which our 30% interest was $3 million) was assigned to the base capital cost forecast. Assignment of contingency during 2020 addressed cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; other COVID-19 impacts; craft labor incentives; additional resources for supervision, field support, project management, initial test program, start-up, engineering support and operations and maintenance support; subcontracts; and procurement, among other factors. These factors continue to represent further potential cost risk to the project; therefore Georgia Power established $375 million of additional contingency as of December 31, 2020 (of which our 30% interest is $112.5 million). Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through December 31, 2020 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at December 31, 2020	Remaining Project Budget
Construction Costs (1)	$5,559	$4,754	$805
Financing Costs	1,578	1,259	319
Total Costs	$7,137	$6,013	$1,124

Project-Level Contingency	$113	$—	$113
Oglethorpe-Level Contingency	250	—	250

Total Contingency	$363	$—	$363
Totals	$7,500	$6,013	$1,487

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.

In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4 and began reducing the then-existing site workforce by approximately 20%. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Since April 2020, the number of active cases of COVID-19 at the site has fluctuated and continues to impact productivity levels and pace of activity completion.
From November 2020 through January 2021, the number of active COVID-19 cases at the site increased significantly, consistent with a national rise in cases, which further impacted productivity and the pace of activity completion. Although still present, this spike in cases has since abated into February and early March. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $325 and $415 million (of which our 30% interest is $98 to $125 million) and is included in the project budget. As described previously, Georgia Power included estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity in the additional project-level contingency established as of December 31, 2020. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
The project continues to face challenges, exacerbated by this recent rise in COVID-19 cases, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.
As a result of these factors, overall production levels were not achieved at the levels anticipated, contributing to the December 31, 2020 allocation of construction contingency and increase in total project capital cost forecast described previously. Southern Nuclear has further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit No. 3. The Unit No. 3 schedule is challenged, and while the ability to achieve the November 2021 regulatory in-service date remains a target for Southern Nuclear, we believe a delay is likely which could add a month or more to the Unit No. 3 in-service date. As Unit No. 3 approaches hot functional testing, key factors impacting the schedule include both the pace of work package completion and system turnovers, and required construction remediation work.

Achievement of the November 2022 regulatory in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. In the event that there is any schedule extension beyond the November 2021 and November 2022 regulatory in-service dates for Units No. 3 and No. 4, respectively, the Oglethorpe-level contingency level in our current $7.5 billion budget is expected to be sufficient to withstand up to a 4-month delay for Unit No. 3 and a 3-month delay for Unit No. 4. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
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
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. Findings from such inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. On August 10, 2020, the Atomic Safety Licensing Board rejected the Blue Ridge Environmental Defense League’s May 11, 2020 petition challenging a license amendment request. The staff of the Nuclear Regulatory Commission has issued the requested amendment to the combined construction and operating license for Vogtle Unit No. 3. The Blue Ridge Environmental Defense League appealed the Atomic Safety Licensing Board’s decision to the Nuclear Regulatory Commission, which was denied on December 22, 2020. The Blue Ridge Environmental Defense League also filed a motion to reopen the proceeding and submitted an amended contention on December 7, 2020, which is pending before the Nuclear Regulatory Commission.
Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
On January 11, 2018, the Georgia Public Service Commission issued an order related to the construction of Vogtle Units No. 3 and No. 4. Among other actions, the Public Service Commission (i) accepted Georgia Power’s recommendation to continue construction of Vogtle Units No. 3 and No. 4, with Southern Nuclear serving as construction manager and Bechtel as primary contractor and (ii) approved the revised schedule placing Unit No. 3 in service in November 2021 and Unit No. 4 in service in November 2022. Third parties filed two petitions with the Fulton County Superior Court seeking judicial review of the Georgia Public Service Commission’s January 11, 2018 order. The petitions were dismissed by the Superior Court and later remanded by the Georgia Court of Appeals. The Fulton County Superior Court issued another order dismissing the petitions and, in August 2020, the petitioners withdrew their notice of appeal. This matter is now concluded.
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
In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC that mitigated certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's nineteenth VCM report filed with the Georgia Public Service Commission plus (ii) $ 800 million of additional construction costs.
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
Financing
We have loans from the Federal Financing Bank guaranteed by the Department of Energy to fund over $4.6 billion of the cost to construct Vogtle Units No. 3 and No. 4. As of December 31, 2020, we have borrowed $3.6 billion under these guaranteed loans. For additional information regarding terms of the loan and loan guarantee agreement with the Department of Energy, including conditions for future advances, potential repayment over a five-year period, covenants and events of default, see Note 7a of Notes to Consolidated Financial Statements.
We have also financed $2.3 billion of the capital costs of the Vogtle units through capital market debt issuances. Combined with the $4.6 billion loan guaranteed by the Department of Energy, we have arranged financing for more than 92% of our $7.5 billion budget. We anticipate financing any project costs not guaranteed by the Department of Energy in the capital markets. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see “MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loans.”
Under the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We expect to receive these tax credits in accordance with our 30% ownership interest in the Vogtle Units. We estimate that the nominal value of our allocation of production tax credits will be approximately $700 million and will be earned for eight years post commercial operation. Pursuant to the Global Amendments, Georgia Power agreed to purchase our allocation of production tax credits at varying purchase prices dependent upon the actual cost to complete construction of Vogtle Units No. 3 and No. 4 as compared to the EAC included in the nineteenth VCM report. Based on the current project budget, the purchase price would be 98% of face value. Any purchases will be at our option and would occur after such production tax credits are earned. We will continue to analyze various options to monetize these credits with one or more third parties, including Georgia Power. In order to maximize the value of these production tax credits, we do not anticipate entering into any agreement to sell these production tax credits until one or both of the Vogtle Units reach commercial operation. We expect to use the proceeds received from the sale of production tax credits to offset operating costs following commercial operation of the Vogtle Units. Any amounts received from these sales will not affect our project budget.
The ultimate outcome of these matters cannot be determined at this time.

See “RISK FACTORS” for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
Effingham County Power

On March 1, 2021, we entered into a purchase and sale agreement with Southeast PowerGen, LLC, an affiliate of the Carlyle Group Inc., to purchase Effingham County Power, a 511 megawatt natural gas combined cycle facility located in Georgia. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2021.
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
Our members serve approximately 2.0 million electric consumers (meters) representing approximately 4.3 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file an exhibit containing financial and statistical information for our 38 members for the most recent three year period with our first quarter Form 10-Q.
The following table shows the aggregate peak demand and energy requirements of our members for the years 2018 through 2020, and also shows the amount of their energy requirements that we supplied. From 2018 through 2020, peak demand of the members and their energy requirements have fluctuated based on various factors. We estimate that the overall impact of COVID-19 on our members' energy requirements to be a decrease of approximately one percent.

	Member Peak Demand (MW)(1)	Member Energy Requirements (MWh)
		Total(2)	Supplied by Oglethorpe(3)
2020	9,471	39,208,224	22,187,311
2019	9,476	40,385,813	23,255,861
2018	8,858	40,179,743	23,011,079
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

Cobb EMC, Diverse Power Incorporated, an EMC, Mitchell EMC, Oconee EMC, Okefenoke Rural EMC, Snapping Shoals EMC and Walton EMC have repaid all of their Rural Utilities Service indebtedness and are no longer Rural Utilities Service borrowers. Each of these members now has a rate covenant with its current lender. Other members may also pursue this option. To the extent a member that is not a Rural Utilities Service borrower engages in wholesale sales or sales of transmission service in interstate commerce, it would, in certain circumstances, be subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act.
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
The budget for fiscal year 2021, which began October 2020, includes a loan program level of $5.5 billion, the same as in recent years. The new Administration has not yet proposed a budget for fiscal year 2022. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."
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
Member Power Supply Resources
Oglethorpe Power Corporation
In 2020, we supplied approximately 57% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

Contracts with Southeastern Power Administration
Thirty-three of our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. At January 1, 2021, the aggregate SEPA allocation to the members was 569 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint EMC, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.
Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 737 megawatts. The 35 members participating in these two facilities purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements that will continue until terminated by one year's written notice by Smarr EMC or the respective member.
Green Power EMC
Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 320 megawatts of low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities, with an additional 264 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, ten solar facilities with a total of approximately 10 megawatts.
Georgia Energy Cooperative
Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.
Other Member Resources
Our members obtain their remaining power supply requirements from various sources. Thirty-one members are parties to requirements contracts with third parties for some or all of their incremental power needs. The other members use a portfolio of short-term and long-term power purchase contracts to meet their incremental requirements. These requirements contracts and long-term power purchase contracts have remaining terms ranging from 2-21 years.
These other purchases include 314 megawatts of renewable energy resources including 309 megawatts from solar facilities under long-term contracts, with an additional 287 megawatts under construction.
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
In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent. Although we have installed an extensive array of environmental control systems at our plants to ensure continued compliance with all existing applicable requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other regulated air pollutants at Plants Scherer and Wansley, new environmental regulatory requirements could be imposed. Such additional requirements, if adopted, could substantially increase the cost of electric service by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in civil and criminal penalties and could even require the complete shutdown of individual generating units not in compliance in some cases. Certain of our debt instruments also require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although we intend to comply with all current and future regulations, we cannot guarantee that we will always be in full compliance with every applicable requirement.
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
Carbon Dioxide Emissions and Climate Change
Emissions of carbon dioxide from our fossil-fueled power plants totaled 7.5 million short tons in 2020. Compared to 2007, our overall carbon dioxide emissions rate has declined by 43% through a combination of market factors and our commitment to running highly efficient units. From coal alone, our carbon dioxide emissions in 2020 declined by 83% compared to 2007.
On July 8, 2019, the EPA issued the final Affordable Clean Energy (ACE) rule to repeal the Clean Power Plan and adopt a replacement rule for regulating carbon dioxide emissions from existing affected coal-fired electric generating units. The ACE rule establishes regulations to develop guidelines for reducing carbon dioxide from existing affected units and requires states to develop plans to implement the rule. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to EPA, which is expected to undertake a new rulemaking to address carbon dioxide emissions from existing power plants. The ultimate impact of any such rulemaking cannot be determined at this time and will depend on multiple factors, including the stringency of the rule, market factors related to natural gas, and the timing and affordability of renewable energy and new technologies.
Additional regulation of carbon dioxide could occur at the federal or state level and such costs could be significant. One example is potential federal legislation that would require stringent reductions in carbon dioxide emissions from all fossil-fueled electric generation facilities nationwide. Another example is related to the Paris Climate Agreement, to which President Biden recommitted the United States effective February 19, 2021. Under the agreement, the United States will submit its nationally determined contributions (NDCs) for reducing global carbon dioxide emissions. These NDCs could lead to legislative and regulatory actions to support Paris Climate Agreement goals. In addition, President Biden signed executive orders in January 2021 directing federal agencies to address climate change, environmental justice, and other environmental issues. As a result, as discussed above, EPA could take regulatory actions to require more stringent control requirements to reduce carbon dioxide and other emissions under its existing legal authority. At this time, we cannot predict the outcome of any legislative or regulatory changes or the result of potential litigation challenging any of these actions.
Coal Combustion Residuals and Effluent Limitations Guidelines
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from electric utilities as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that applies to certain wastewater discharges from fossil fuel-fired steam electric power plants, including Plants Scherer and Wansley. Since adopting the CCR and ELG rules, EPA has adopted revisions to the compliance deadlines and substantive requirements of the two rules.

ELG Rule Changes. In 2017, EPA extended the ELG compliance deadlines set forth in the 2015 ELG rule to meet discharge limitations for scrubber wastewater and bottom ash transport water from affected coal-fired units, including Plants Scherer and Wansley to November 1, 2020. On November 22, 2019, EPA issued a proposed rule to moderate the discharge limitations on these two wastestreams and subsequently published a final ELG reconsideration rule on October 13, 2020. The ELG rule extends the applicability date for scrubber waste water and bottom ash transport water to December 31, 2025, and allows for various subcategories based on planned future operations, including low utilization and early retirement of affected units. Decisions on subcategorization must be made by October 13, 2021. Both the 2015 and 2020 ELG rules are expected to increase capital and operating costs of affected units. The final rule is currently under assessment, including options to subcategorize affected units, and its impact is not fully known at this time. The impact of the ELG reconsideration rule also depends on the outcome of challenges to the rule that are currently in the U.S. Court of Appeals for the Fourth Circuit and any future revisions that EPA may make to the rule.

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
On December 2, 2019, EPA issued a proposed rule to establish new deadlines by which unlined surface impoundments may no longer receive CCR waste and non-CCR wastestreams. EPA proposed additional revisions to the CCR rule in February 2020 that clarified circumstances under which alternative liners may be used, when coal ash may be used in the closure of landfills and impoundments, and that post-closure groundwater monitoring is required if coal ash is removed from a landfill or impoundment. In 2019, Georgia Power ceased sending CCR to the ash ponds at Plants Scherer and Wansley. Similarly, Georgia Power has installed a new wastewater treatment system that will receive and manage the non-CCR wastestreams at Scherer. As a result, these new closure deadlines are not expected to impact our operations. Although no litigation related to CCR is now pending, we cannot predict whether there will be any future lawsuits on the requirements for closing these impoundments or remedying any impacts of the impoundments may be having on groundwater.
In 2018, Georgia Power applied for CCR permits to close the ash ponds at Plants Scherer and Wansley in place using advanced engineering methods. The permit applications Georgia Power filed with the Georgia EPD estimated closing activities to be completed in 2026 for Plant Wansley and 2031 for Plant Scherer.
Associated CCR and ELG Compliance Costs. Our current estimates for capital expenditures to comply with the applicable CCR requirements and effluent discharge limitations are estimated to be approximately $289 million for conversion to dry ash handling, landfill construction and wastewater treatment. This estimate includes $242 million that has already been spent. Additionally, our current estimated expenditures for the settlement of related asset retirement obligations are approximately $400 million to $550 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds, including the dry coal ash and gypsum storage areas. Approximately $11 million of this amount has already been incurred. See Note 1 of Notes to Consolidated Financial Statements. More definitive cost estimates will continue to be developed as the processes of rule evaluation, compliance approach and design and construction implementation proceed. The ultimate impacts associated with the federal and state CCR rules and the federal effluent discharge limitations, any revised regulation or legislation at the state or federal level and related litigation challenging such rules, or future legislation cannot be determined at this time. If the proposed closure plans are not approved or Georgia's requirements for coal ash disposal are subsequently revised, and we and other co-owners at Plants Scherer and Wansley are instead required to construct lined coal ash facilities, our estimated compliance costs would increase materially.
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

ITEM 1A.    RISK FACTORS
The following describes material risks, in management’s view, that may affect our business and financial condition or the value of our debt securities. This discussion is not exhaustive, and there may be other risks that we face which are not described below. The risks described below, as well as additional risks and uncertainties presently unknown to us or currently not deemed material, could negatively affect our business operations, financial condition and future results of operations.

Facility Ownership, Operation and Construction Risk Factors
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2020, our total investment in the additional Vogtle units was approximately $6.0 billion. The regulatory-approved in-service dates for Vogtle Unit No. 3 and No. 4 are November 2021 and November 2022, respectively.
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
•the effects of the COVID-19 pandemic and related precautionary measures;
•changes in labor costs, availability and productivity;
•shortages, delays, increased costs or inconsistent quality of labor, equipment and materials;
•performance by Westinghouse under the Services Agreement;
•engineering or design problems;
•challenges with start-up activities (including major equipment failure or system integration) and/or operational performance;
•increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays;
•operational readiness, including specialized operator training and required site safety programs;
•delays or failure to receive necessary permits, approvals and other regulatory authorizations;
•the outcome of any legal challenges to the project, including legal challenges to regulatory approvals;
•erosion of public and policymaker support;
•contract disputes;
•changes in project design or scope;
•impacts of new and existing laws and regulations, including environmental laws and regulations;
•adverse weather conditions;
•catastrophic events, natural disasters and future pandemic health events; and
•work stoppages.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics. The project continues to face challenges including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.

The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest was $240 million. As of June 30, 2020, assignments of contingency exceeded the 2018 construction contingency estimate by $75 million (of which our 30% interest was $23 million) and Georgia Power established $250 million of additional construction contingency (of which our 30% interest is $75 million). During the third and fourth quarters of 2020, this construction contingency, plus an additional $10 million (of which our 30% interest was $3 million) was assigned to the base capital cost forecast. Assignment of contingency during 2020 addressed cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; other COVID-19 impacts; craft labor incentives; additional resources for supervision, field support, project management, initial test program, start-up, engineering support and operations and maintenance support; subcontracts; and procurement, among other factors. These factors continue to represent further potential cost risk to the project; therefore Georgia Power established $375 million of additional contingency as of December 31, 2020 (of which our 30% interest is $112.5 million). Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project. The project-level contingency is separate and in addition to our Oglethorpe-level contingency.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4 and began reducing the then-existing site workforce by approximately 20%. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Since April 2020, the number of active cases of COVID-19 at the site has fluctuated and continues to impact productivity levels and pace of activity completion.
From November 2020 through January 2021, the number of active COVID-19 cases at the site increased significantly, consistent with a national rise in cases, which further impacted productivity and the pace of activity completion. Although still present, this spike in cases has since abated into February and early March. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $325 and $415 million (of which our 30% interest is $98 to $125 million) and is included in the project budget. As described previously, Georgia Power included estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity in the additional project-level contingency established as of December 31, 2020. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
The project continues to face challenges, exacerbated by this recent rise in COVID-19 cases, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.
As a result of these factors, overall production levels were not achieved at the levels anticipated, contributing to the December 31, 2020 allocation of construction contingency and increase in total project capital cost forecast described previously. Southern Nuclear has further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit No. 3. The Unit No. 3 schedule is challenged, and while the ability to achieve the November 2021 regulatory in-service date remains a target for Southern Nuclear, we believe a delay is likely which could add a month or more to the Unit No. 3 in-service date. As Unit No. 3 approaches hot functional testing, key factors impacting the schedule include both the pace of work package completion and system turnovers, and required construction remediation work.
Achievement of the November 2022 regulatory in-service date for Unit 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. In the event that there is any schedule extension beyond the November 2021 and November 2022 regulatory in-service dates for Units No. 3 and No. 4, respectively, the Oglethorpe-level contingency level in our current $7.5 billion budget is expected to be sufficient to withstand up to a 4-month delay for Unit No. 3 and a 3-month delay for Unit No. 4. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
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
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. Findings from such inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections and inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 17% of our total gross generating capacity and 43% of our energy generated during 2020. Our ownership interests in these facilities expose us to various risks, including:
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
•the effects of COVID-19 and related precautionary measures;
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
•labor disputes; or
•severe weather or catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, or similar occurrences.
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
We own or lease a 60% interest in Plant Scherer Units No. 1 and No. 2 and a 30% interest in Plant Wansley Units No. 1 and No. 2 which together constitute 22% of our total summer planning reserve capacity. The percentage of gross energy generated by coal-fired resources we sell to our members has decreased from 45% in 2008 to 5% in 2020. This decrease was largely driven by other generation resources being more economical and our acquisition of additional natural gas-fired resources. Additional lower cost generation could further displace existing coal-fired generation which may make continued operation uneconomical.
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
Specifically, pursuant to the Ownership and Operating Agreements for Plant Wansley, Georgia Power is considering retiring Plant Wansley Units No. 1 and No. 2 as early as fall 2022. See "PROPERTIES—Co-Owners of Plants" and —Plant Agreements"." In 2020, Plant Wansley operated at a 0.5% capacity factor and such a retirement would not significantly affect the amount of energy we provide to our members. We expect that our members would replace the energy generated at Plant Wansley with energy from other power supply resources, including their power supply arrangements with third parties and other of our generation assets. Although this decision has not been finalized or filed with the Georgia Public Service Commission, we are preparing for a scenario in which a retirement occurs in 2022; including seeking authorization to defer a portion of the accelerated depreciation expense and recover the deferred costs over an extended period.
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
Financial Risk Factors
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
In connection with our share of the cost to construct the additional units at Plant Vogtle, we have obtained an aggregate of $4.6 billion in loans from the Federal Financing Bank and a related loan guarantee from the Department of Energy. As of December 31, 2020, we had funded $3.6 billion of eligible project costs with these loans and have approximately $1.0 billion of remaining borrowing capacity. Based on our current budget for Vogtle Units No. 3 and No. 4, which includes Oglethorpe and project-level contingency, and our ability to draw the remaining amount of the Department of Energy-guaranteed loans, we anticipate that we will need to raise up to $600 million of additional long-term funding in the capital markets through 2023, including approximately $300 million that will be needed to refinance Department of Energy-guaranteed loans that mature before the in-service date of Vogtle Unit No. 4.
Access to the committed funds under the remaining Department of Energy-guaranteed loan requires us to meet certain conditions related to our business and the Vogtle project and also requires certain third parties related to the Vogtle project to comply with certain laws. In addition, the occurrence of certain adverse events would give the Department of Energy discretion to require that we repay all amounts outstanding under the loan guarantee agreement over a five-year period. In the event that we are unable to draw the full amount of the remaining borrowing capacity or are required to repay amounts outstanding over a five year period, we expect that we would finance those project expenditures in the capital markets which would likely be at a higher cost. See Note 7a of Notes to Consolidated Financial Statements for additional information about the terms of the loan guarantee agreement and related conditions.
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
•economic downturns or recessions;
•future impacts of the COVID-19 pandemic or other pandemic health events;
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
We are in the midst of a multi-year capital spending plan to fund our participation in the construction of Vogtle Units No. 3 and No. 4. Our current project budget for the additional Vogtle units is $7.5 billion, and our investment as of December 31, 2020 was $6.0 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2020, we had $10.6 billion of long-term debt outstanding, an increase of $6.4 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $12.0 billion. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.
In order to increase financial coverage during this period of generation expansion, our board of directors has approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2021 our board of directors again approved a margins for interest ratio of 1.14.
Changes in fuel prices could have an adverse effect on our cost of electric service.
We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. For 2020, our primary fuel price exposure was to natural gas, as natural gas expenses constituted 68% of our fuel costs for the year. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members’ risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Despite the continued low prices for domestic natural gas prices, natural gas prices have historically been more volatile than other fuel sources and stable pricing cannot be assured. Further, the availability of shale gas and potential regulations affecting its accessibility and transport may have a material impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.
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
Regulatory, Legislative and Legal Risk Factors
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
As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Through 2020, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia’s “multi-pollutant rule” and EPA’s MATS, two air quality control regulations that have had a significant impact on our business to date. In addition, as of December 31, 2020, we have spent approximately $242 million on capital expenditures related to coal ash handling, and expect to spend approximately $47 million more in the near future.
Upon coming into office, President Biden signed a number of executive orders directing federal agencies to address climate change, environmental justice, and other environmental issues. President Biden also recommitted the United States to the Paris Climate Agreement effective February 19, 2021. Under the agreement, the United States will submit nationally determined contributions (NDCs) for reducing global carbon dioxide emissions. As a result of these actions, future legislation or regulations at the federal level may emerge and create new requirements and operational hurdles. In addition, states continue to initiate stricter environmental and climate-related regulations. More stringent or new standards could require us to modify the design or operation of existing facilities and result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members. Examples of current and potential regulations are discussed below.
In July 2019, the EPA issued the final Affordable Clean Energy (ACE) rule to replace the Clean Power Plan. The ACE rule addresses carbon dioxide emissions from coal plants and requires states to develop unit-specific standards of performance based on six candidate technologies for heat rate improvements, plus best operation and maintenance practices. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to EPA. EPA is expected to undertake a new rulemaking that may place more stringent limitations on carbon dioxide emissions and existing power plants.
Because of these recent developments, and national trends generally, we expect that efforts to limit greenhouse gas emissions, including carbon dioxide, will continue. For example, the U.S. House of Representatives has developed a framework for legislation requiring the U.S. to achieve net-zero greenhouse gas emissions, including a 100% clean electricity standard, by 2050. Other proposals for federal legislation would impose a carbon tax to meet similar greenhouse gas reduction goals. Even with recent changes in the White House and Congress, passing new legislation in the form of a carbon tax or clean electricity standard remains challenging in the near-term, although some of the proposals could serve as the basis for future legislation. The timing, cost and effect of any future laws or regulations attempting to reduce greenhouse gas emissions are uncertain. If adopted, however, such laws or regulations could impose operational restrictions on affected generating facilities and impose substantial costs on our business, particularly our coal-fired units.
In April 2015, the EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. To comply with this rule, the ash ponds at Plants Wansley and Scherer ceased receiving new coal ash in early 2019 and Georgia Power has estimated closure activities for the ash ponds to be completed in 2026 and 2031, respectively. Currently, we and Georgia Power anticipate utilizing advanced engineering methods to close the existing ash ponds in place and have proposed such a plan to the Georgia Environmental Protection Division. The proposed closure plans are currently awaiting review. If the proposed plans are not approved or state requirements for coal ash disposal are subsequently revised and we and the other co-owners of Plants Scherer and Wansley are instead required to construct lined coal ash disposal facilities, our estimated compliance costs would increase materially. In September 2015, the EPA also finalized a rule to revise the effluent limitations guidelines that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. This rule was later revised in October 2020 for scrubber wastewater and bottom ash transport. We have already begun investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines, and estimate our total capital cost for compliance to be approximately $289 million of which $242 million has been spent. Expenditures for the settlement of related asset retirement obligations are approximately $400 million to $550 million (in year of expenditure dollars), approximately $11 million of which has already been spent. We continue to review the ultimate cost of these rules on our co-owned coal facilities.
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
General Business Risk Factors
We and our members are subject to risks related to the COVID-19 pandemic.
The World Health Organization and Centers for Disease Control and Prevention have declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus that is currently affecting many parts of the world, including the United States and Georgia. In response, most jurisdictions, including in the United States, have instituted restrictions on travel, public gatherings, and non-essential business operations. While some jurisdictions, including Georgia, have relaxed these restrictions, many of the restrictions remain in place and there is no guarantee that restrictions will not be reimposed and the availability and timing for distributing and administering vaccines to a significant population in Georgia is uncertain. For certain periods during 2020, these restrictions significantly disrupted economic activity across the United States, including Georgia, and caused volatility in capital markets as well as significant, although temporary, declines in the value of investment assets. Following the outbreak of COVID-19, our members were subject to an increased risk that their consumers may not be able to pay utility bills on time or may seek to enter into alternative payment plans. Despite the economic uncertainties experienced during 2020, our members have continued to pay all amounts due under the wholesale power contracts on a timely basis and we are not aware of a significant increase of bad debt with any of our members. The effects of the continued COVID-19 pandemic and related responses could include additional disruptions to capital markets, declines in the value of investment assets and extended disruptions to supply chains and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our members, including continued reduced demand for energy in our members’ service territories, reduced cash flows and liquidity, reductions in investments recorded at fair value, and impairment of our ability to operate electric generation facilities, to perform necessary corporate functions and to access funds from financial institutions and capital markets. These economic disruptions could also adversely affect our members’ customers’ ability to pay for electric service.
Further, as discussed above, COVID-19 may continue to impact the construction schedule and project costs for Vogtle Units No. 3 and No. 4.
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

Plant Performance
The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2020	2019	2018	2020	2019	2018
Plant Hatch
Unit No. 1	262.2	83%	98%	91%	83%	99%	91%
Unit No. 2	264.3	97	82	95	97	82	96

Plant Vogtle
Unit No. 1	344.5	93	100	93	95	102	96
Unit No. 2	344.7	90	92	100	92	93	102

Plant Wansley
Unit No. 1	261.6	98	75	90	0	4	14
Unit No. 2	261.6	83	93	91	1	7	8
Combustion Turbine(4)	0	62	61	62	0	0	0

Plant Scherer
Unit No. 1	515.0	98	81	84	16	13	39
Unit No. 2	515.0	95	97	77	8	40	41

Rocky Mountain(5)
Unit No. 1	272.3	90	88	78	18	16	13
Unit No. 2	272.3	97	90	44	20	19	11
Unit No. 3	272.3	87	93	82	8	15	17

Doyle(5)	281.0	62	60	50	3	3	2

Talbot(5)	682.3	74	79	75	7	8	8

Chattahoochee	466.0	93	94	79	78	80	65

Hawk Road(5)	486.9	63	54	68	13	11	11

Hartwell(5)	305.5	81	84	75	6	13	6

Smith
Unit No. 1	658.6	82	75	43	59	53	29
Unit No. 2	658.6	86	81	90	66	61	67
TOTAL	7,124.7
(1)Summer Planning Reserve Capacity is the amount used for 2021 capacity reserve planning.
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

Coal.    Coal for Plant Wansley is purchased in spot market transactions. As of February 28, 2021, we had a 61-day coal supply at Plant Wansley based on continuous operation. Plant Wansley burns bituminous coal purchased primarily from coal mines in the Illinois Basin.
Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2021, our coal stockpile at Plant Scherer contained a 53-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.
We separately dispatch Plants Wansley and Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 719 railcars to transport coal to these two facilities.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected historical financial and statistical data.The financial data presented as of the end of and for each year in the three-year period ended December 31, 2020, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2020	2019	2018
STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to Members	$1,377,010	$1,429,852	$1,479,379
Sales to non-Members	608	440	734
Operating expenses	$1,159,909	$1,213,083	$1,255,137
Other income, net	$50,695	$64,189	$68,262
Net interest charges	$212,509	$226,937	$242,039
Net margin	$55,895	$54,461	$51,199

BALANCE SHEET DATA
Assets:
Total electric plant	$10,870,857	$9,855,856	$8,963,965
Total assets	$14,240,156	$12,990,113	$12,183,268
Capitalization:
Patronage capital and membership fees	$1,072,642	$1,016,747	$962,286
Long-term debt and obligations under finance leases	10,695,475	9,808,158	9,434,498
Other	26,861	25,196	21,428
Total long-term debt and equities	$11,794,978	$10,850,101	$10,418,212
Less: Long-term debt and finance leases due within one year	208,649	217,440	522,289
Less: Unamortized debt issuance costs and bond discounts	119,565	111,222	103,331
Total capitalization	$11,466,764	$10,521,439	$9,792,592

OTHER DATA
Kilowatt hours sold to Members	22,187,311	23,225,861	23,011,079
Member revenues per kWh sold	6.21 ¢	6.16 ¢	6.43 ¢
Equity Ratio(1)	9.1%	9.4%	9.2%
Margins for Interest Ratio(2)	1.14	1.14	1.14
(1) Our equity ratio is calculated, pursuant to our first mortgage indenture, by dividing patronage capital and membership fees by total capitalization plus unamortized debt issuance costs and bond discounts and long-term debt and finance leases due within one year ("Total long-term debt and equities" in the table above). We have no financial covenant that requires us to maintain a minimum equity ratio; however, a covenant in the first mortgage indenture restricts distributions of equity (patronage capital) to our members if our equity ratio is below 20%. We also have covenants in certain of our line of credit agreements that currently require us to maintain minimum total patronage capital of $750 million.
(2) Our margins for interest ratio is calculated on an annual basis by dividing our margins for interest by interest charges, both as defined in our first mortgage indenture. The first mortgage indenture obligates us to establish and collect rates that, subject to any necessary regulatory approvals, are reasonably expected to yield a margins for interest ratio equal to at least 1.10 for each fiscal year. In addition, the first mortgage indenture requires us to demonstrate that we have met this requirement for certain historical periods as a condition to issuing additional obligations under the first mortgage indenture. For 2021, our board of directors approved a budget to achieve a 1.14 margins for interest ratio, above the minimum 1.10 ratio required by the first mortgage indenture. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

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
2020 Financial Results
Despite the challenges and uncertainty resulting from the COVID-19 pandemic, we had another successful year in 2020 and continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $55.9 million in 2020, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture. For 2021, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the remainder of the Vogtle Units No. 3 and No. 4 construction period.
As a result of expanding our generation capacity and upgrading our generation facilities over the past decade, our total assets and total debt have significantly increased. At December 31, 2020, our total assets were $14.2 billion and total long-term debt was $10.6 billion. During the remainder of the Vogtle construction period, we expect that our assets and long-term debt will continue to increase. However, strategic financing and refinancing of capital investments with long-term debt through the Department of Energy and Rural Utilities Service loan guarantee programs, taxable and tax-exempt capital markets offerings and a continued low interest rate environment enabled us to borrow long-term debt at our lowest interest rates to date during 2020 and further decreased our weighted average interest cost on long-term debt from 5.41% per year at December 31, 2009 to 3.73% per year at December 31, 2020. We will continue to actively manage our debt portfolio and utilize advantageous borrowing programs available to us as our ability to borrow at lower costs ultimately benefits our members and their customers as interest savings are reflected in our pass-through rate structure.
Vogtle Units No. 3 and No. 4
The construction of Vogtle Units No. 3 and No. 4 continues to be a primary focus area. Our current budget for our 30% ownership interest in these units is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of December 31, 2020, our total investment in the additional Vogtle units was $6.0 billion. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
Construction continues to make significant progress at the site and a number of important construction, system turnover and testing milestones were achieved during 2020. Southern Nuclear and Georgia Power continue to manage the construction at the site and maintained operations throughout 2020 while implementing comprehensive mitigation measures to manage the impact of COVID-19 at the site. Although construction activities continued, workforce disruptions caused by the COVID-19 pandemic exacerbated existing productivity challenges which have continued into 2021. As a result of these challenges, Southern Nuclear has further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit No. 3. The Unit No. 3 schedule is challenged, and while the ability to achieve the November 2021 regulatory in-service date remains a target for Southern Nuclear, we believe a delay is likely which could add a month or more to the Unit No. 3 in-service date. As Unit No. 3 approaches hot functional testing, key factors impacting the schedule include both the pace of work package completion and system turnovers, and required construction remediation work.
Achievement of the November 2022 regulatory in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. In the event that there is any schedule extension beyond the November 2021 and November 2022 regulatory in-service dates for Units No. 3 and No. 4, respectively, the Oglethorpe-level contingency level in our current $7.5 billion budget is expected to be sufficient to withstand up to a 4-month delay for Unit No. 3 and a 3-month delay for Unit No. 4. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
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
COVID-19
We were able to successfully navigate the challenges presented by the COVID-19 pandemic during 2020 and are proud of our associates’ response to the outbreak. As an electric utility, we are deemed part of the nation's critical infrastructure and continued operating during the pandemic to provide electricity to our members and the populations they serve. To protect our associates and the public and to maintain operating capabilities, we implemented applicable business continuity plans, including working remotely where possible; increased cleaning frequency at business locations; implemented applicable safety and health guidelines issued by federal and state officials; and established protocols to maintain generation reliability. In June, we began a phased reopening of our corporate offices with new safety protocols intended to reduce the risk of transmission of COVID-19. To date, these measures have been effective in maintaining our critical operations and we continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities.
While there were temporary disruptions in the capital and equity markets over the course of the year, the COVID pandemic did not have a significant effect on our business operations or financial condition. For 2020, our analysis indicates that the impact of COVID-19 on our members’ sales was approximately one percent. The potential decrease in sales was mitigated by the fact that approximately two-thirds of our members' sales are to residential customers. Further, although our members were subject to an increased risk that their consumers may not be able to pay utility bills on time or may seek to enter into alternative payment plans, our members have continued to pay all amounts due under the wholesale power contracts on a timely basis and we are not aware of a significant increase of bad debt with any of our members. While we are encouraged by the increasing distribution of the COVID-19 vaccines, the ultimate impact of the pandemic on us and our members remains subject to many factors, including the timing of achieving a sufficient level of vaccinations and the remaining duration and severity of the COVID-19 pandemic and the resulting economic conditions.
Liquidity Position
Our strong liquidity position continues to be one of the most positive attributes contributing to our solid financial standing. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.2 billion unsecured credit facility that extends through December 2024 and supports our commercial paper program. Additionally, we have three other bank credit facilities which provide another $613 million in credit commitments, including a $363 million line of credit from J.P. Morgan Chase Bank, which we increased from $150 million in March 2020.
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
Environmental Regulations
Another of our key focus areas is maintaining compliance with all applicable environmental laws and regulatory standards. We own electric generation facilities powered by nuclear, natural gas, coal and hydro resources which presents substantial challenges for us and our members to comply with existing environmental regulations. Based on the new presidential administration’s executive orders, statements regarding reducing carbon dioxide emissions and decision to rejoin the Paris Climate Agreement, we expect existing environmental regulations to become more stringent. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members’ electricity consumers.
Greenhouse gas emissions, particularly carbon dioxide, are again the focus of increased federal environmental regulations. Effective February 19, 2021, the United States rejoined the Paris Climate Agreement and will develop proposed reductions in carbon dioxide which could lead to legislative and regulatory actions to support those goals. The EPA is expected to undertake a new rulemaking process to address carbon dioxide emissions from existing power plants following the U.S. Court of Appeals for the D.C. Circuit’s decision to vacate and remand the Affordable Clean Energy (ACE) rule. At this time we cannot predict the outcome or potential cost of any legislative or regulatory changes on us or our members but it could be significant. We also believe that we are well-situated to effectively manage such challenges and that our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4, positions us well to continue to meet our members’ needs. Further, our members continue to pursue renewable generation opportunities and invest where they deem appropriate in order to further diversify their power supply resources to meet the demands of their member consumers and prepare for potential future limitations on greenhouse gas emissions.
In addition to greenhouse gases, we must also comply with several other environmental regulations. For example, in order to comply with federal and state coal combustion residual rules and effluent limitation guidelines, we are investing approximately $289 million in capital costs, of which $242 million has already been spent, in addition to $400 million to $550 million (in year of expenditure dollars) associated with our corresponding asset retirement obligations. If existing laws or regulations related to the disposal of CCR and treatment of coal ash ponds were to change or we are otherwise required to revise our existing closure plans, our related obligations could increase materially.
Asset Management
Another of our primary focus areas continues to be ensuring that our owned and operated generation facilities perform in the most efficient and cost-effective manner possible and, in 2021, we will continue to seek ways to improve the reliability of our generating facilities. Our Operational Excellence program strives to achieve safety, reliability and compliance in a cost effective manner. Many of the generation facilities we operate rank in the top quartile of similar plants in one or more key performance indicators, including start reliability, peak season availability and forced outages. Additionally, our generation assets are built and designed to operate in extreme winter weather. Following the 2014 polar vortex, we implemented design improvements across our fleet of power plants to safeguard against subzero temperatures and ensure reliable generation resources for our members. Achieving operational excellence results in the most reliable, efficient and lowest cost power supply for our members; therefore, effective asset management will always be one of our top priorities.
As we assess the operation of our existing generation resources, a continued trend in the dispatch of our generation assets is the significant decrease in coal-fired generation. The percentage of energy from coal generation that we supply to our members has decreased from 45% in 2008 to 5% in 2020. The two primary drivers of this shift in generation were our acquisition of additional natural gas-fired resources and a significant fall in natural gas prices. As a result of this trend and capital expenditures to comply with environmental regulations, Georgia Power is evaluating whether to retire Plant Wansley Units No. 1 and No. 2 as early as fall 2022. As we look ahead, we continue to consider the role that coal-fired generation resources play in our overall portfolio and the ability to provide reliable and cost-effective generation for our members.

In addition to our current assets, we continue to evaluate potential resources to meet our members’ needs at the lowest reasonable cost. On March 1, 2021, we entered into a purchase agreement to acquire Effingham County Power, a 511-megawatt natural gas-fired combined cycle peaking facility that is subject to customary closing terms and conditions. If completed, this acquisition would provide an additional efficient and economically priced generation resource to our members.
Rate Management Programs
Over the last five years, our average wholesale power rate to our members has been at or below the mid-six cents per kilowatt-hour range. Given the magnitude of the Vogtle project, we and some of our members have voluntarily implemented various rate management programs to smooth out the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
Beginning in 2018, we offered our members an optional rate management program allowing for an election of additional collections of future expenses for a five-year period which will then be applied to billings over the subsequent five-year period. For participating members, the additional collections will have the effect of gradually increasing their payments to us over the initial five year period, 2018 to 2022, in order to soften the impact of full integration of the new Vogtle units’ costs into rates. In 2023 to 2025, the first few full years after expected commercial operation of the Vogtle units, we will apply a portion of the additional amounts collected to participating members’ bills, which we expect to reduce the rate impact to those members by approximately one-half of a cent each year, from the mid-seven cents per kilowatt-hour range to around seven cents per kilowatt-hour. The impact of the program will gradually decrease through 2027, its final year. Further, because we only supply around 60% of our members’ wholesale power requirements, the ultimate rate impact on the retail consumers may be further mitigated as our members’ rates are blended with their supplemental power supply sources, transmission and retail distribution costs.
Outlook for 2021
As the electric utility industry across the country continues to experience change, we remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.3 million people they serve and believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to Vogtle Units No. 3 and No. 4 and anticipated environmental regulation. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 47 years, including, among other things:
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
Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2020, our regulatory assets and regulatory liabilities totaled $731.4 million and $566.4 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.
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
A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units and the coal ash ponds at our coal-fired units. At December 31, 2020, our nuclear decommissioning and coal ash related asset retirement obligations were $738.2 million and $346.6 million, respectively. Our asset retirement obligations represent an estimate of the present value of anticipated retirement costs. For additional detail regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements. These obligations represented 95% of our total asset retirement obligations.
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
Recently issued or adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this update apply to all entities that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship.
In January 2021, the FASB issued “Reference Rate Reform (Topic 848): Scope,” to further clarify the scope of the reference rate reform guidance in Topic 848. The amendments in this update refine the scope of Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in this update also amend the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.
The amendments in these updates are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the future impact of this standard on our consolidated financial statements.
In June 2016, the FASB issued "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The standard was effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. On January 1, 2020, we adopted this standard. The standard requires consideration of a broad range of information to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The new credit losses standard replaced the “incurred loss” methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. The financial assets we hold that are subject to the new standard are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Notes 1e and 1f for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote. The adoption of the standard did not materially impact our consolidated financial statements.
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
In December 2019, the FASB issued “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The amendments in the standard remove certain exceptions and also clarify and simplify various aspects of accounting for income taxes. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted, which we are not electing to do. The adoption of the standard on January 1, 2021 did not have a material impact on our consolidated financial statements.

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
Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2021. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

Patronage Capital
Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2020, we had $1.1 billion in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.1% and 9.4% at December 31, 2020 and 2019, respectively.
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
Decisions to dispatch our power plants and thus the amount of energy we generate and sell to our members are economically driven by supply and demand considerations. The primary supply considerations include (i) fuel prices and other marginal operating costs of the plant, which factor into a dispatch cost we calculate for each resource, (ii) plant availability, which is driven by factors such as outages for maintenance or refuelings and (iii) plant efficiency, as determined by the heat rate which measures the amount of fuel required to generate one kilowatt hour of electricity. We prioritize the order in which we dispatch our plants such that we dispatch our available plants with the lowest dispatch cost first, and those with the highest dispatch cost last, when demand is highest. The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. This is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for a significant portion of the energy they purchase. In 2020, our energy generation and member sales were down by approximately 5% when compared to 2019. This decrease was primarily due to milder weather in the winter and summer, with only about 1% related to reduced demand as a result of the COVID-19 pandemic.
Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. Natural gas prices were relatively low in 2018 and 2019, and continued to trend downward in 2020. In addition to the prevailing market price, our average cost of natural gas per kilowatt hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combined cycle units, our combustion turbine units are less efficient and thus burn more gas per kilowatt hour of electricity generated. Consequently, our combustion turbine units have a higher dispatch cost than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as on hot summer days. In 2020, generation from our combustion turbine units was less than in 2019 due to the aforementioned mild weather.
As a result of the low natural gas price environment, our coal units have become less economical and are generating less energy to sell to our members. In 2020, generation from our coal units was 5% of our gross total energy generation compared to 10% in 2019 and 16% in 2018.
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
Our energy sales to our members also fluctuate from period to period based on weather. For 2020, the winter was very mild and summer was moderately milder when compared to the prior ten year average. The mild weather largely contributed to the decrease in energy sales in 2020 compared to 2019. However, in July our members experienced a peak just short of the all-time peak demand that occurred in August 2019. This was a result of warmer than normal weather in July combined with many of our members' residential customers working remotely from home and commercial loads returning to pre-COVID-19 levels.

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
Net Margin
Our net margin for the years ended December 31, 2020, 2019 and 2018 was $55.9 million, $54.5 million and $51.2 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2020, 2019 and 2018. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."
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

The components of member revenues were as follows:

	(in thousands)			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018	% Change	% Change
Capacity revenues	$971,071	$942,057	$927,419	3.1%	1.6%
Energy revenues	405,939	487,795	551,960	(16.8)%	(11.6)%
Total	$1,377,010	$1,429,852	$1,479,379	(3.7)%	(3.3)%

kWh Sales	22,187,311	23,225,861	23,011,079	(4.5)%	0.9%
Cents/kWh	6.21	6.16	6.43	0.9%	(4.2)%
Member energy requirements supplied	57%	58%	57%	(1.7)%	1.8%

Capacity revenues increased in 2020 compared to 2019 due to the recovery of higher fixed production costs. The slight increase in capacity revenues in 2019 compared to 2018 was due primarily to the recovery of depreciation and accretion expenses. For a discussion of production costs and depreciation and accretion expense, see "– Operating Expenses."
The 16.8% decrease in energy revenues from members in 2020 compared to 2019 was primarily a result of a decrease in total fuel expense, including a decrease in generation for member sales. Energy revenues from members in 2019 compared to 2018 decreased 11.6% due to a decrease in total fuel expense, offset by a slight increase in generation for member sales. For a discussion of fuel expense, see "– Operating Expenses."
Operating Expenses
Our operating expenses decreased 4.4% in 2020 compared to 2019 due to a decline in fuel costs, and offset by an increase in production costs. In 2019 compared to 2018, operating expenses decreased 3.4% primarily due to a decline in fuel costs, offset by an increase in depreciation and accretion.

The following table summarizes our net kilowatt-hour (kWh) generation and fuel costs by generating source.

	Cost					Generation					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2020	2019	2018	2020 vs. 2019 % Change	2019 vs. 2018 % Change	2020	2019	2018	2020 vs. 2019 % Change	2019 vs. 2018 % Change	2020	2019	2018	2020 vs. 2019 % Change	2019 vs. 2018 % Change
Coal	$40,222	$80,706	$119,459	(50.2)%	(32.4)%	1,137,027	2,592,023	4,062,982	(56.1)%	(36.2)%	3.54	3.11	2.94	13.6%	5.9%
Nuclear	75,968	79,893	85,949	(4.9)%	(7.0)%	9,832,564	10,061,609	10,314,928	(2.3)%	(2.5)%	0.77	0.79	0.83	(2.7)%	(4.8)%
Natural Gas:
Combined Cycle	202,030	225,816	240,122	(10.5)%	(6.0)%	10,473,139	9,649,561	8,047,494	8.5%	19.9%	1.93	2.34	2.98	(17.6)%	(21.5)%
Combustion Turbine	42,034	53,799	57,374	(21.9)%	(6.2)%	1,386,569	1,562,895	1,271,542	(11.3)%	22.9%	3.03	3.44	4.51	(11.9)%	(23.7)%
	$360,254	$440,214	$502,904	(18.2)%	(12.5)%	22,829,299	23,866,088	23,696,946	(4.3)%	0.7%	1.58	1.84	2.12	(14.4)%	(13.2)%

Total fuel expense decreased in 2020 compared to 2019 primarily as a result of lower natural gas prices, which also contributed to a shift in generation from coal-fired plants to more economical natural gas-fired plants. Included in total fuel expense were $20.3 million of losses in 2020 and $9.1 million of losses in 2019 incurred for the settlement of natural gas financial contracts we utilize to manage our exposure to fluctuations in market prices. Total generation increased slightly in 2019 compared to 2018.
Production costs can vary due to the number and extent of outages in a given year. Production costs increased 4.3% in 2020 compared to 2019 and decreased 1.7% in 2019 compared to 2018. The increase in 2020 was due to planned major maintenance outages at Plant Smith during the year. The decrease in 2019 was due to a reduction in fixed and variable maintenance costs driven by outages during the prior year.

Other Income
Total other income decreased 21.0% in 2020 compared to 2019 as a result of lower investment balances and lower interest rates. The 6.0% decrease in other income in 2019 compared to 2018 was primarily due to losses realized on the retirement of certain leasehold improvements.
Interest Charges
Allowance for debt funds used during construction increased in 2020 and 2019 primarily due to increased borrowings or Vogtle Units No. 3 and No. 4 construction expenditures.
Financial Condition
Overview
Consistent with our budgeted margin for 2020, we achieved a 1.14 margins for interest ratio which produced a net margin of $55.9 million. This net margin increased our total patronage capital (our equity) and membership fees to $1.1 billion at December 31, 2020. Our 2021 budget again targets a 1.14 margins for interest ratio.
Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.1% at December 31, 2020 and 9.4% at December 31, 2019. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.
We had a strong liquidity position at December 31, 2020 with $1.6 billion of unrestricted available liquidity, including $405.5 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction and for other purposes at a low cost. The average cost of funds on the $383.5 million of commercial paper outstanding at December 31, 2020 was 0.3%.
Our total assets increased to $14.2 billion at December 31, 2020 from $13.0 billion at December 31, 2019. For the past several years, our total assets have shown significant increases due to increases in construction work in progress in connection with the additional nuclear units under construction at Plant Vogtle.
Property additions during 2020 totaled $1.3 billion. These additions include costs related to the construction of the new Vogtle units, environmental control facilities being installed at coal-fired Plants Scherer and Wansley, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.
There was a net increase in long-term debt and finance leases of $887.3 million at December 31, 2020 compared to December 31, 2019. The weighted average interest rate on the $10.6 billion of long-term debt outstanding at December 31, 2020 was 3.73%.
Sources of Capital and Liquidity
Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.
We have $4.6 billion of loans from the Federal Financing Bank that are guaranteed by the Department of Energy. These loans provide funding for a portion of our cost to construct our 30% interest in the two new nuclear units at Plant Vogtle. As of December 31, 2020, we had $3.6 billion outstanding under these loans and may draw the remaining amounts through November 2023.

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
Liquidity.    At December 31, 2020, we had $1.6 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $405.5 million of cash and cash equivalents and $1.2 billion of unused and available committed credit arrangements.
Net cash provided by operating activities was $511.4 million in 2020, and averaged $450.8 million per year for the three-year period 2018 through 2020.
We monitor our anticipated liquidity needs to ensure that our credit facility portfolio appropriately covers our anticipated needs. In March 2020, we amended our $150 million line of credit with J.P. Morgan Chase Bank to increase the commitment to $363 million, and used this line of credit, and subsequently commercial paper, to temporarily finance the purchase of $212.8 million of pollution control bonds that were subject to mandatory tender on April 1, 2020. In August 2020 we remarketed the pollution control bonds and used the proceeds to repay these borrowings. See "– Financing Activities – Bond Financings" for more detailed information regarding these pollution control bonds.
At December 31, 2020, we had $1.8 billion of committed credit arrangements in place and $1.2 billion available under four separate credit facilities. These are reflected in the table below:

Committed Credit Facilities
	(dollars in millions)
	Authorized Amountd	Available 12/31/2020		Expiration Date
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$691	(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	363	247	(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at December 31, 2020, $383 million was dedicated to support outstanding commercial paper and $136 million related to letters of credit issued to support variable rate demand bonds.
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
(3)Of the portion of this facility that was unavailable at December 31, 2020, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties. We amended this credit facility in March 2020 to increase the authorized amount from $150 million to $363 million, which is committed through the maturity of this facility in October 2021.

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
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $973 million in the aggregate, of which $721.6 million remained available at December 31, 2020. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
In addition to providing liquidity for various other purposes, including the temporary purchase of pollution control bonds from time to time, we issue commercial paper to provide interim financing of costs related to the construction of Vogtle Units No. 3 and No. 4 which we repay with the proceeds from long-term funding sources. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing for eligible costs for Vogtle Units No. 3 and No. 4. See "– Financing Activities" and Note 7a in Notes to Consolidated Financial Statements for additional information regarding the Department of Energy-guaranteed loan. In August 2020, we used the proceeds from a $450 million issuance of first mortgage bonds to pay down commercial paper that was used for Vogtle construction.
In 2020, we borrowed $45.9 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements.
Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.
Three of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $750 million. As of December 31, 2020, our patronage capital balance was $1.1 billion. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At December 31, 2020, we had $10.6 billion of secured indebtedness outstanding and $383.5 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2020, we had nine members participating in the program and a balance of $144.2 million remaining to be applied against future power bills.
In addition to unrestricted available liquidity, at December 31, 2020 we had $487.6 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. The Farm Bill passed by Congress in December 2018 modified the Cushion of Credit program. The program no longer accepts deposits and the interest rate earned on existing deposits will change over time. Existing deposits will continue to earn 4% until October 1, 2021, at which point deposits will earn the 1-year floating Treasury rate. Funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service-guaranteed Federal Financing Bank notes. We will determine when to apply the remaining funds in the Cushion of Credit account.
Liquidity Covenants.    At December 31, 2020, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2020 and expect to have sufficient liquidity to meet this covenant in 2021. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.
Financing Activities
First Mortgage Indenture.    At December 31, 2020, we had $10.6 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $893.4 million from December 31, 2019. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired. As of December 31, 2020, the amount of certified bondable additions and retired or defeased first mortgage indenture obligations available for the issuance of additional first mortgage indenture obligations was approximately $2.0 billion. In addition, as of December 31, 2020, we had over $662 million of property additions and certified progress payments under qualified engineering, procurement and construction contracts that, once certified in accordance with the first mortgage indenture, will be available for the issuance of additional first mortgage indenture obligations.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. At December 31, 2020, aggregate Department of Energy-guaranteed borrowings totaled $3.6 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding these loans, see Note 7a of Notes to Consolidated Financial Statements.
Combined, this $4.6 billion and the $2.3 billion of debt we have raised in the capital markets represent long-term financing for more than 92% of our $7.5 billion project budget. We expect to raise long-term financing for the remaining amounts in the capital markets.

In accordance with the related promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of December 31, 2020, we had repaid $79.1 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $300 million in principal on these loans by November 2022. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.
Rural Utilities Service-Guaranteed Loans.    In July 2020, we advanced the remaining $5.8 million under a $448.3 million Rural Utilities Service-guaranteed loan that was funded through the Federal Financing Bank. We currently have one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements. We began borrowing from this loan in January 2021. As of December 31, 2020, we had $2.4 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, a decrease of $96.1 million from December 31, 2019.

All of the approved Rural Utilities Service-guaranteed loans are funded through the Federal Financing Bank, and the debt is secured ratably with all other debt under our first mortgage indenture.
Bond Financings.    As a result of the market conditions brought about by the COVID-19 pandemic, on April 1, 2020, we purchased for our own account $212.8 million of Series 2013 term-rate pollution control revenue bonds that were issued on our behalf by the Development Authorities of Appling, Burke and Monroe counties which were subject to mandatory tender. We increased our JPMorgan Chase line of credit by $213 million and drew this amount to fund the purchase. We subsequently repaid this line of credit borrowing with commercial paper, and in August 2020, we remarketed these bonds and used the proceeds to repay the outstanding commercial paper that had financed the purchase of these bonds. In August 2020, we also issued $450 million of taxable first mortgage bonds to repay commercial paper issued to fund a portion of the cost of constructing Vogtle Units No. 3 and No. 4.
Capital Requirements
Cash Requirements. Our cash requirements relate primarily to operating expenses, capital expenditures and debt service. As discussed under "Sources of Capital and Liquidity," we fund our cash requirements through a mix of funds generated from operations and short- and long-term borrowings. For additional information regarding our contractual commitments, see Note 11 of Notes to Consolidated Financial Statements.
Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2021 through 2023. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2021	2022	2023	Total
Future Generation(2)	$973	$415	$—	$1,388
Existing Generation(3)	132	147	105	384
Environmental Compliance(4)	4	9	23	36
Nuclear Fuel(5)	93	100	93	286
General Plant	9	5	4	18
Total	$1,211	$676	$225	$2,112
(1)Includes allowance for funds used during construction.
(2)Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core. Forecasted expenditures are based on assumed in-service dates of November 2020 for Vogtle Unit No. 3 and November 2021 for Vogtle Unit No. 4.
(3)Normal additions and replacements to plant in-service.
(4)Pollution control equipment and facilities being installed at coal-fired Plant Scherer, including to comply with coal ash regulations.
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
We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2020, our maximum potential collateral requirements were as follows:
At senior secured rating levels:
•approximately $52 million at a senior secured level of BBB-/Baa3,
•approximately $93 million at a senior secured level of BB+/Ba1 or below, and
At senior unsecured or issuer rating levels:
•approximately $5.4 million at a senior unsecured or issuer level of BBB-/Baa3,
•approximately $62 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.
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
Interest Rate Risk
We are exposed to the risk of changes in interest rates relating to a portion of our debt. We categorize our debt as variable rate, which is debt that is subject to a change in interest rates within the next year, intermediate-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next year, but is subject to a change in interest rates within the next five years, or long-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next five years. At December 31, 2020, we had $751.7 million of variable rate debt, $412.5 million of intermediate-term fixed rate debt, and the remainder of our debt was long-term fixed rate debt. Our $751.7 million of variable rate debt at December 31, 2020, included $383.5 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $368.2 million of pollution control bonds (including variable rate demand bonds and indexed variable rate bonds, which are both subject to repricing weekly). Our $412.5 million of intermediate-term fixed rate debt at December 31, 2020 consisted of $99.8 million of term rate debt subject to remarketing and repricing in February 2023 and $312.8 million of term rate debt subject to remarketing and repricing in February 2025.

At December 31, 2020, the weighted average interest rate on our variable rate debt was 0.4%. If, during 2021, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $7.3 million.
Our objective in managing interest rate risk is to maintain a balance of long-term fixed, intermediate-term fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2020, we had 6.8% of our total debt, including commercial paper, classified as variable rate and 3.8% of our total debt classified as intermediate-term fixed rate. The remaining 89.4% of our debt was classified as long-term fixed rate.
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
A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2020 would result in a loss of value to the funds of approximately $47.5 million.
Commodity Price Risk
We are also exposed to the risk of changing prices for fuels, including coal and natural gas.
Coal
We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts and coal stockpile are expected to provide fixed prices for up to 95% and 100% of our remaining 2021 forecasted coal requirements at Plants Scherer and Wansley, respectively.
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
We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 18 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2020 was a net liability of approximately $10.2 million, which represents the net amount we would have paid if the swaps had been terminated as of that date. As of December 31, 2020, approximately 30% of our 2021 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $25.3 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.

Changes in Risk Exposure
Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2020, 2019 and 2018

	(dollars in thousands)
	2020	2019	2018
Operating revenues:
Sales to Members	$1,377,010	$1,429,852	$1,479,379
Sales to non-Members	608	440	734
Total operating revenues	1,377,618	1,430,292	1,480,113
Operating expenses:
Fuel	$360,254	$440,214	$502,904
Production	427,808	410,328	417,391
Depreciation and amortization	248,888	243,512	233,284
Purchased power	68,484	68,556	63,468
Accretion	54,475	50,473	38,090
Total operating expenses	$1,159,909	$1,213,083	$1,255,137
Operating margin	$217,709	$217,209	$224,976
Other income:
Investment income	$43,294	$59,182	$60,055
Amortization of deferred gains	1,789	1,788	1,788
Allowance for equity funds used during construction	374	771	1,006
Other	5,238	2,448	5,413
Total other income	$50,695	$64,189	$68,262
Interest charges:
Interest expense	$409,145	$403,244	$381,242
Allowance for debt funds used during construction	(207,972)	(187,954)	(151,643)
Amortization of debt discount and expense	11,336	11,647	12,440
Net interest charges	$212,509	$226,937	$242,039
Net margin	$55,895	$54,461	$51,199

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	(dollars in thousands)
	2020	2019
Assets

Electric plant:
In service	$9,394,112	$9,209,983
Right-of-use assets--finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(4,968,294)	(4,833,025)
	4,728,550	4,679,690
Nuclear fuel, at amortized cost	358,728	359,270
Construction work in progress	5,783,579	4,816,896
Total electric plant	10,870,857	9,855,856
Investments and funds:
Nuclear decommissioning trust fund	598,181	511,339
Investment in associated companies	74,844	73,318
Long-term investments	518,065	254,864
Restricted investments	306,601	461,757
Other	29,189	26,422
Total investments and funds	1,526,880	1,327,700
Current assets:
Cash and cash equivalents	405,511	448,612
Restricted short-term investments	180,986	71,833
Receivables	152,466	166,429
Inventories, at average cost	280,289	277,729
Prepayments and other current assets	33,839	9,862
Total current assets	1,053,091	974,465
Deferred charges and other assets:
Regulatory assets	731,438	763,512
Prepayments to Georgia Power Company	37,601	48,052
Other	20,289	20,528
Total deferred charges	789,328	832,092
Total assets	$14,240,156	$12,990,113
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	(dollars in thousands)
	2020	2019
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,072,642	$1,016,747
Long-term debt	10,298,385	9,403,847
Obligations under finance leases	68,876	75,649
Other	26,861	25,196
Total capitalization	11,466,764	10,521,439
Current liabilities:
Long-term debt and finance leases due within one year	208,649	217,440
Short-term borrowings	383,498	282,370
Accounts payable	162,249	165,049
Accrued interest	72,434	65,895
Member power bill prepayments, current	46,068	77,066
Other current liabilities	68,932	49,443
Total current liabilities	941,830	857,263
Deferred credits and other liabilities:
Asset retirement obligations	1,135,983	1,070,640
Member power bill prepayments, non-current	98,113	134,396
Regulatory liabilities	566,399	364,241
Other	31,067	42,134
Total deferred credits and other liabilities	1,831,562	1,611,411
Total equity and liabilities	$14,240,156	$12,990,113

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2020 and 2019

	(dollars in thousands)
	2020	2019
Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.03% to 8.21% (average rate of 3.65% at December 31, 2020) due in quarterly installments through 2046	$2,430,810	$2,526,867
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.44% to 3.87% (average rate of 2.87% at December 31, 2020) due in quarterly installments through 2044	3,554,205	3,013,348
First mortgage notes payable to National Rural Utilities Cooperative Finance Corporation at interest rate of 4.90% due in quarterly installments through 2020	—	391
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	4,041	5,052
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	500,000
• Series 2020A First Mortgage Bonds, 3.75% due 2050	450,000	—
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, 0.08%, due 2030 through 2038	112,055	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, 0.09% to 0.16%, due 2036 through 2037	133,550	133,550
• Series 2013A Appling, Burke and Monroe Term rate bonds, 1.50% through February 3, 2025, due 2038 through 2040	212,760	212,760
• Series 2017A Burke, Heard, Monroe and 2017B Burke Indexed put bonds–weekly reset, 1.19% due 2040 through 2045	122,620	122,620
• Series 2017C, D Burke Fixed rate bonds, 4.125%, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Term rate bonds, 3.25% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017F Burke Term rate bonds, 3.00% through February 1, 2023, due 2041 through 2045	99,785	99,785
Total Secured Long-term debt	$10,619,826	$9,726,428
Obligations under finance leases	75,649	81,730
Obligation under Rocky Mountain transactions	26,861	25,196
Patronage capital and membership fees	1,072,642	1,016,747
Subtotal	$11,794,978	$10,850,101
Less: long-term debt and finance leases due within one year	(208,649)	(217,440)
Less: unamortized debt issuance costs	(102,914)	(100,680)
Less: unamortized bond discounts on long-term debt	(16,651)	(10,542)
Total capitalization	$11,466,764	$10,521,439

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020, 2019 and 2018

	(dollars in thousands)
	2020	2019	2018
Cash flows from operating activities:
Net margin	$55,895	$54,461	$51,199
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$376,639	$377,853	$371,234
Accretion cost	54,475	50,473	38,090
Amortization of deferred gains	(1,789)	(1,788)	(1,788)
Allowance for equity funds used during construction	(374)	(771)	(1,006)
Deferred outage costs	(38,278)	(34,505)	(31,863)
(Gain) loss on sale of investments	(19,779)	(6,058)	4,871
Regulatory deferral of costs associated with nuclear decommissioning	(10,691)	(23,982)	(26,511)
Other	(5,587)	(1,097)	(5,676)
Change in operating assets and liabilities:
Receivables	(3,659)	24,251	8,424
Inventories	(2,409)	(18,597)	5,487
Prepayments and other current assets	(23,754)	(1,992)	4,544
Accounts payable	1,504	(27,668)	1,360
Accrued interest	6,539	4,924	(18,539)
Accrued and withheld taxes	33,588	2,943	(21,351)
Other current liabilities	9,439	(24,069)	25,723
Member power bill prepayments	(67,281)	(68,245)	69,921
Rate management program collections	146,917	45,228	15,578
Total adjustments	$455,500	$296,900	$438,498
Net cash provided by operating activities	$511,395	$351,361	$489,697
Cash flows from investing activities:
Property additions	$(1,335,380)	$(1,255,188)	$(1,185,367)
Activity in nuclear decommissioning trust fund – Purchases	(578,610)	(374,338)	(457,909)
– Proceeds	570,294	365,871	449,895
Decrease in restricted investments	46,003	119,568	229,751
Activity in other long-term investments – Purchases	(425,628)	(251,077)	(207,670)
– Proceeds	186,219	178,172	176,717
Other	7,982	(21,493)	9,144
Net cash used in investing activities	$(1,529,120)	$(1,238,485)	$(985,439)
Cash flows from financing activities:
Long-term debt proceeds	$2,221,685	$1,266,950	$813,028
Long-term debt payments	(1,334,368)	(523,691)	(201,354)
Increase (decrease) in short-term borrowings, net	101,128	(154,257)	246,001
Other	(13,821)	(5,884)	(7,010)
Net cash provided by financing activities	974,624	583,118	850,665
Net (decrease) increase in cash and cash equivalents	$(43,101)	$(304,006)	$354,923
Cash and cash equivalents at beginning of period	448,612	752,618	397,695
Cash and cash equivalents at end of period	$405,511	$448,612	$752,618
Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$193,063	$208,892	$245,085
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$18,709	$5,282	$248,608
Accrued property additions at end of period	$89,640	$94,492	$121,557
Interest paid-in-kind	$—	$67,028	$59,137

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES
For the years ended December 31, 2020, 2019 and 2018

(dollars in thousands)
Balance at December 31, 2017	$911,087
Components of comprehensive margin in 2018:
Net margin	51,199
Balance at December 31, 2018	$962,286
Components of comprehensive margin in 2019:
Net margin	54,461
Balance at December 31, 2019	$1,016,747
Components of comprehensive margin in 2020:
Net margin	55,895
Balance at December 31, 2020	$1,072,642

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020, 2019 and 2018
1. Summary of significant accounting policies:
a. Business description
Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,125 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 737 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 320 megawatts of capacity, including 288 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.3 million people.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2020 and 2019 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2020. Examples of estimates used include items related to our asset retirement obligations. Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. Actual results could differ from those estimates.

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

d. Margin policy
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2020, 2019 and 2018, we achieved a margins for interest ratio of 1.14.
e. Revenue recognition
As an electric membership cooperative, our principal business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend to December 31, 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. While not significant, we also have short-term energy sales to non-members made through industry standard contracts. We do not have multiple operating segments.

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

We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members’ service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members’ decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. In 2020, 2019 and 2018, we provided approximately 57%, 58% and 57% of our members’ energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2020, 2019 and 2018, our board approved, and we achieved, a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of December 31, 2020 and December 31, 2019, we recognized refund liabilities totaling $32,318,000 and $14,989,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members were as follows:

	(dollars in thousands)
	2020	2019	2018
Capacity revenues	$971,071	$942,057	$927,419
Energy revenues	405,939	487,795	551,960
Total	$1,377,010	$1,429,852	$1,479,379
The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2020, 2019 or 2018:

	2020	2019	2018
Jackson EMC	15.2%	14.4%	14.1%
Cobb EMC	13.2%	13.8%	13.9%

Receivables from contracts with our members at December 31, 2020 and December 31, 2019 were $135,462,000 and $142,946,000, respectively.
Sales to non-members during years 2020, 2019 and 2018 were insignificant.
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

We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members in 2020, 2019 and 2018 were $14,684,000, $14,943,000 and $12,229,000, respectively. The cumulative amount billed since inception of the program totaled $95,943,000.

In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during 2020, 2019 and 2018 were $125,842,000 , $73,051,000 and

$15,435,000 respectively. Funds collected through this program are invested and held until applied to members’ bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members’ bills. The cumulative amount billed since inception of the program totaled $214,328,000.
f. Receivables
A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2020, 2019 and 2018 were $135,462,000, $142,946,000 and $122,888,000, respectively. Payment is typically received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.
The remainder of our receivables is primarily related to transactions with affiliated companies and investment income.
As a result of our historical experience, the short duration lifetime of our receivables and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of our receivables is remote. During 2020, 2019 and 2018, no credit losses were recognized on any receivables that arose from contracts with members or non-members.
g. Nuclear fuel cost
The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2020, 2019 and 2018 amounted to $75,968,000, $79,893,000, and $85,949,000, respectively.
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

Georgia Power filed additional claims against the U.S. government in 2017 seeking damages for spent nuclear fuel storage costs at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 covering the period from January 1, 2015 through December 31, 2017. On August 13, 2020, Georgia Power filed amended complaints in each of the lawsuits against the U.S. government in the Court of Federal Claims for damages from January 1, 2018 to December 31, 2019. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts were recognized in the consolidated financial statements as of December 31, 2020 or December 31, 2019 for these additional claims. The final outcome of these matters cannot be determined at this time.

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
The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2020 and 2019.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2019	$697,441	$329,264	$43,935	1,070,640
Liabilities settled	—	(4,656)	(2,332)	(6,988)
Accretion	40,776	12,059	1,640	54,475
Deferred accretion	—	(853)	—	(853)
Change in cash flow estimates	—	10,775	7,934	18,709
Balance at December 31, 2020	$738,217	$346,589	$51,177	$1,135,983

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2018	$658,956	$326,248	$32,359	$1,017,563
Liabilities settled	—	(3,380)	(1,158)	(4,538)
Accretion	38,485	10,494	1,494	50,473
Deferred accretion	—	1,860	—	1,860
Change in cash flow estimates	—	(5,958)	11,240	5,282
Balance at December 31, 2019	$697,441	$329,264	$43,935	$1,070,640
Asset Retirement Obligations
Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of, but not limited to, changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Our most recent assessment of the nuclear asset obligation, which occurred in 2018 resulted in an increase in the obligation for nuclear decommissioning. That increase in the cash flow estimates was primarily attributable to general inflation, labor costs, volume of low-level radioactive waste and spent fuel management, among other factors. Our portion of the estimated costs of decommissioning co-owned nuclear facilities are as follows:

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
Coal Combustion Residuals.    Coal combustion residuals (CCR) are subject to Federal and State regulations. Our obligations associated with CCR are primarily for the closure of coal ash ponds. During 2020 and 2019, assessments of the coal ash pond asset retirement obligation resulted in a $10,775,000 increase and a $5,958,000 decrease in the obligation for coal ash decommissioning, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.
We have internally segregated the funds collected for coal ash pond and landfill decommissioning costs, including earnings thereon. As of December 31, 2020 and December 31, 2019 the fund balances were $120,536,000 and $93,184,000, respectively.
We apply the provision of regulated operations to coal ash pond and landfill decommissioning transactions such that collections and investment income (interest, dividends and realized gains and losses) are compared to the associated decommissioning expenses with the difference deferred to or amortized from the regulatory asset. This difference is recorded to the associated expenses in our consolidated statements of revenues and expenses. Unrealized gains and losses of the associated decommissioning fund are recorded directly to the regulatory asset in accordance with our ratemaking treatment.
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
i. Nuclear decommissioning funds
The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2020 and 2019, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.
In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheet. In both 2020 and 2019, we contributed $4,750,000 into the internal funds.

The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2020 and December 31, 2019. The funds were invested in a diversified mix of approximately 64% equity and 36% fixed income securities in 2020 and 2019.

	2020
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2019	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2020
Equity	$212,585	$27,707	$(16,444)	$177,866	$401,714
Debt	174,645	536,147	(523,926)	11,100	197,966
Other	(702)	14,756	(15,553)	—	(1,499)
	$386,528	$578,610	$(555,923)	$188,966	$598,181
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $22,686,000.

	2020
Internal Funds:	(dollars in thousands)
	Cost 12/31/2019	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2020
Equity	$47,062	$—	$3,586	$33,665	$84,313
Debt	44,347	132,710	(126,590)	2,519	52,986
	$91,409	$132,710	$(123,004)	$36,184	$137,299
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $9,705,000.

	2019
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2018	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2019
Equity	$207,313	$11,950	$(6,678)	$119,263	$331,848
Debt	166,023	361,844	(353,222)	5,548	180,193
Other	115	544	(1,361)	—	(702)
	$373,451	$374,338	$(361,261)	$124,811	$511,339
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $13,078,000.

	2019
Internal Funds:	(dollars in thousands)
	Cost 12/31/2018	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2019
Equity	$44,295	$—	$2,767	$19,578	$66,640
Debt	38,382	140,997	(135,033)	1,161	45,507
	$82,677	$140,997	$(132,266)	$20,739	$112,147
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
The nuclear decommissioning trust fund has produced an average annualized return of approximately 8.4% in the last ten years and 6.9% since inception in 1990. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the above assumption, our management believes that increases in cost estimates of decommissioning can be recovered in future rates.

j. Depreciation
Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use standard depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam and nuclear production in the table below reflect revised rates from depreciation rate studies completed in 2015. Site specific depreciation studies are performed every five years. Annual weighted average depreciation rates in effect in 2020, 2019, and 2018 were as follows:

	Range of Useful Life in years*	2020	2019	2018
Steam production	49-65	2.58%	2.61%	2.57%
Nuclear production	37-60	1.93%	1.94%	1.92%
Hydro production	50	2.00%	2.00%	2.00%
Other production	25-35	2.61%	2.61%	2.61%
Transmission	36	2.75%	2.75%	2.75%
General	3-50	2.00-33.33%	2.00-33.33%	2.00-33.33%
*Calculated based on the composite depreciation rates in effect for 2020.

Depreciation expense for the years 2020, 2019 and 2018 was $242,822,000, $237,447,000, and $227,213,000, respectively.
k. Electric plant
Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years 2020, 2019 and 2018, the allowance for funds used during construction rates were 4.00%, 4.30% and 4.25%, respectively.
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
m. Restricted investments
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. Through September 30, 2020 funds earned interest at a rate of 5% per annum. Beginning October 1, 2020, deposits earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At December 31, 2020 and 2019, we had restricted investments totaling $487,587,000 and $533,590,000, respectively, of which $306,601,000 and $461,757,000, respectively, were classified as long-term.
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
At December 31, 2020 and December 31, 2019, fossil fuels inventories were $83,547,000 and $74,257,000, respectively. Inventories for spare parts at 2020 and 2019 were $196,742,000 and $203,472,000, respectively.
o. Deferred charges and other assets
Other deferred charges primarily represent advance deposits to Georgia Power Company related to the Vogtle construction project and future generation project costs.
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

	(dollars in thousands)
	2020	2019
Regulatory Assets:
Premium and loss on reacquired debt(a)	$35,433	$40,067
Amortization on financing leases(b)	35,328	35,433
Outage costs(c)	35,232	34,367
Asset retirement obligations – Ashpond and other(k)	242,832	245,932
Depreciation expense(d)	38,396	39,820
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(e)	55,430	53,466
Interest rate options cost(f)	126,813	121,938
Deferral of effects on net margin – Smith Energy Facility(g)	148,620	154,564
Other regulatory assets(m)	13,354	37,925
Total Regulatory Assets	$731,438	$763,512
Regulatory Liabilities:
Accumulated retirement costs for other obligations(h)	$20,054	$12,692
Deferral of effects on net margin – Hawk Road Energy Facility(g)	17,869	18,485
Major maintenance reserve(i)	39,776	50,144
Amortization on financing leases(b)	11,356	14,256
Deferred debt service adder(j)	123,772	114,453
Asset retirement obligations – Nuclear(k)	130,901	61,516
Revenue deferral plan(l)	220,111	90,066
Other regulatory liabilities(m)	2,560	2,629
Total Regulatory Liabilities	$566,399	$364,241
Net regulatory assets	$165,039	$399,271
(a)Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 23 years.
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
(m)The amortization periods for other regulatory assets range up to 29 years and the amortization periods of other regulatory liabilities range up to 6 years.
r. Related parties
We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2020, 2019, and 2018, we incurred expenses from Georgia Transmission of $37,931,000, $37,156,000 and $30,428,000, respectively.
We, Georgia Transmission and 38 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2020, 2019, and 2018, we incurred expenses from Georgia Systems Operations of $27,104,000, $26,730,000, and $25,578,000, respectively.
s. Other income
Other income includes net revenue from Georgia Transmission and Georgia Systems Operations for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income.
t. Recently issued or adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this update apply to all entities that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship.
In January 2021, the FASB issued “Reference Rate Reform (Topic 848): Scope,” to further clarify the scope of the reference rate reform guidance in Topic 848. The amendments in this update refine the scope of Topic 848 to clarify that certain optional expedients and exceptions therein for contract modifications and hedge accounting apply to contracts that are affected by the discounting transition. Specifically, modifications related to reference rate reform would not be considered an event that requires reassessment of previous accounting conclusions. The amendments in this update also amend the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.
The amendments in these updates are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the future impact of this standard on our consolidated financial statements..
In June 2016, the FASB issued "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." The standard was effective for us prospectively for annual reporting periods beginning after December 15, 2019, and interim periods therein. On January 1, 2020, we adopted this standard. The standard requires consideration of a broad range of information to estimate expected credit losses over the lifetime of financial assets measured at amortized cost. The new credit losses standard replaced the “incurred loss” methodology for recognizing credit losses that delayed recognition until it was probable a loss had been incurred. The financial assets we hold that are subject to the new standard are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Notes 1e and 1f for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote. The adoption of the standard did not materially impact our consolidated financial statements.
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
In December 2019, the FASB issued “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The amendments in the standard remove certain exceptions and also clarify and simplify various aspects of accounting for income taxes. The new standard is effective for us prospectively for annual reporting periods beginning after December 15, 2020, and interim periods therein. Early adoption is permitted, which we are not electing to do. The adoption of this standard on January 1, 2021 is not expected to have a material impact on our consolidated financial statements.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$198,325	$198,325	$—	$—
International equity trust	$120,645	—	120,645	—
Corporate bonds and debt	$98,129	—	97,788	341
US Treasury securities	$46,963	46,963	—	—
Mortgage backed securities	$45,039	—	45,039	—
Domestic mutual funds	$70,813	70,813	—	—
Municipal bonds	$1,362	—	1,362	—
Federal agency securities	$6,054	—	6,054	—
Other	$10,851	7,720	3,131	—
Long-term investments:
International equity trust	$31,378	—	31,378	—
Corporate bonds and debt	$29,870	—	29,661	209
US Treasury securities	$7,437	7,437	—	—
Mortgage backed securities	$11,432	—	11,432	—
Domestic mutual funds	$224,536	224,536	—	—
Federal agency securities	$537	—	537	—
Treasury STRIPS	$209,165	—	209,165	—
Other	$3,710	3,710	—	—
Natural gas swaps	$10,248	—	10,248	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$179,346	$179,346	$—	$—
International equity trust	$96,204	—	96,204	—
Corporate bonds and debt	$63,849	—	63,849	—
US Treasury securities	$45,522	45,522	—	—
Mortgage backed securities	$62,400	—	62,400	—
Domestic mutual funds	$55,522	55,522	—	—
Municipal bonds	$1,189	—	1,189	—
Federal agency securities	$2,586	—	2,586	—
Other	$4,721	4,450	271	—
Long-term investments:
International equity trust	$23,161	—	23,161	—
Corporate bonds and debt	$20,395	—	20,395	—
US Treasury securities	$9,257	9,257	—	—
Mortgage backed securities	$12,867	—	12,867	—
Domestic mutual funds	$126,380	126,380	—	—
Federal agency securities	$1,082	—	1,082	—
Treasury STRIPS	$59,816	—	59,816	—
Other	$1,906	1,906	—	—
Natural gas swaps	$32,256	—	32,256	—
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
The estimated fair values of our long-term debt, including current maturities at December 31, 2020 and 2019 were as follows:

	2020		2019
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$10,619,826	$13,161,146	$9,726,428	$11,180,658
The estimated fair value of long-term debt is classified as Level 2 and is based on observed or quoted market prices for the same or similar issues, or based on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.

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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2020 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At December 31, 2020 and 2019, the estimated fair value of our natural gas contracts was a net liability of $10,248,000 and $32,256,000, respectively.
As of December 31, 2020 and 2019, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020 due to our credit rating being downgraded below investment grade, we would have been required to post letters of credit of approximately $10,248,000 with our counterparties.

The following table reflects the volume activity of our natural gas derivatives as of December 31, 2020 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)
2021	27.5
2022	23.7
2023	18.7
2024	17.5
2025	13.4
Total	100.8
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2020 and 2019.

	Consolidated Balance Sheet Location	Fair Value
		2020	2019
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$222	$—
Liabilities
Natural gas swaps	Other current liabilities	$2,305	$12,898
Natural gas swaps	Other deferred credits	$8,165	$19,358
The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2020, 2019 and 2018.

	Consolidated Statement of Revenues and Expenses Location	2020	2019	2018
		(dollars in thousands)
Natural Gas Swaps	Fuel	$830	$224	$6,088
Natural Gas Swaps	Fuel	(21,179)	(9,308)	(956)
Total		$(20,349)	$(9,084)	$5,132
The following table presents the unrealized (gains) and losses on derivative instruments deferred on the consolidated balance sheet at December 31, 2020 and 2019.

	Consolidated Balance Sheet Location
		2020	2019
		(dollars in thousands)
Natural Gas Swaps	Regulatory asset	$10,248	$32,256
Total		$10,248	$32,256

4. Investments:
Investments in debt and equity securities
Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities at December 31, 2020 and 2019.

	(dollars in thousands)
	Gross Unrealized
2020	Cost	Gains	Losses	Fair Value
Equity	$262,564	$219,658	$(8,127)	$474,095
Debt	613,271	18,090	(641)	630,720
Other	11,431	—	—	11,431
Total	$887,266	$237,748	$(8,768)	$1,116,246

	(dollars in thousands)
	Gross Unrealized
2019	Cost	Gains	Losses	Fair Value
Equity	$258,870	$144,832	$(5,990)	$397,712
Debt	354,535	8,474	(874)	362,135
Other	6,356	—	—	6,356
Total	$619,761	$153,306	$(6,864)	$766,203
The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2020 and 2019 are as follows:

	(dollars in thousands)
	2020		2019
	Cost	Fair Value	Cost	Fair Value
Due within one year	$163,890	$164,635	$81,637	$81,914
Due after one year through five years	242,958	247,857	47,212	48,188
Due after five years through ten years	68,659	73,479	51,892	54,184
Due after ten years	137,764	144,749	173,794	177,849
Total	$613,271	$630,720	$354,535	$362,135
The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2020, 2019 and 2018:

	(dollars in thousands)
	2020	2019	2018
Gross realized gains	$36,647	$18,076	$14,268
Gross realized losses	(16,868)	(12,018)	(19,139)
Proceeds from sales	756,513	544,043	626,612

Investment in associated companies
Investments in associated companies were as follows at December 31, 2020 and 2019:

	(dollars in thousands)
	2020	2019
National Rural Utilities Cooperative Finance Corporation (CFC)	$24,080	$24,065
CT Parts, LLC	6,554	7,175
Georgia Transmission Corporation	33,943	32,106
Georgia System Operations
Corporation	7,500	7,000
Other	2,767	2,972
Total	$74,844	$73,318
The CFC investments consist of capital term certificates required in connection with our membership in CFC and a voluntary investment in CFC member capital securities. Accordingly, there is no market for these investments and they are valued at cost. The investment in Georgia Transmission represents capital credits valued at cost. The investment in Georgia System Operations represents loan advances. Repayments of these advances are due by December 2024.
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
In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $30,892,000.
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

The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Patronage exclusion	(21.0)%	(21.0)%	(20.8)%
AMT credit monetization	0.0%	0.0%	0.0%
Other	0.0%	0.0%	(0.2)%
Effective income tax rate	0.0%	0.0%	0.0%

The components of our net deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	(dollars in thousands)
	2020	2019
Deferred tax assets
Net operating losses	$—	$1,123
Tax credits (alternative minimum tax and other)	—	—
Accounting for Rocky Mountain transactions	232,169	231,844
Advance payments	112,394	74,482
Other assets	91,938	88,821
Deferred tax assets	436,501	396,270
Less: Valuation allowance	—	(1,123)
Net deferred tax assets	$436,501	$395,147
Deferred tax liabilities
Depreciation	$254,047	$258,724
Accounting for Rocky Mountain transactions	119,773	118,021
Other liabilities	63,797	68,035
Deferred tax liabilities	437,617	444,780
Net deferred tax assets/(liabilities)	(1,116)	(49,633)
Less: Patronage exclusion	1,116	49,633
Net deferred taxes	$—	$—
Federal tax net operating loss carryforwards of $4,362,000 expired in the current year.
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
We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2017 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2017 and forward. We have no liabilities recorded for uncertain tax positions.

6. Leases:
As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during 2020 and 2019 was insignificant.
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
Operating Leases
Our railcar operating leases have terms that extend through March 16, 2024. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease that has a term that extends through February 2042 with one renewal option for a 20-year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	2020	2019
	(dollars in thousands)
Right-of-Use Assets - Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(262,774)	(257,504)
Total finance lease assets	$39,958	$45,228

Lease liabilities - Finance leases
Obligations under finance leases	$68,876	$75,649
Long-term debt and finance leases due within one year	6,773	6,081
Total finance lease liabilities	$75,649	$81,730

Classification	2020	2019
	(dollars in thousands)
Right-of-Use Assets - Operating leases
Electric plant in service	$3,283	$3,237
Total operating lease assets	$3,283	$3,237

Lease liabilities - Operating leases
Capitalization - Other	$2,388	$2,293
Other current liabilities	990	1,252
Total operating lease liabilities	$3,378	$3,545

		2020	2019
		(dollars in thousands)
Lease Cost	Classification
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$5,376	$4,756
Interest on lease liabilities	Interest expense	$8,868	$9,488

Operating lease cost	Inventory(1) & production expense	$1,305	$3,179
Total lease cost		$15,549	$17,423

(1)The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	December 31, 2020	December 31, 2019
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Finance leases	7.86	8.84
Operating leases	7.27	7.39

Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.63%	5.12%

	2020	2019
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8,868	$9,488
Operating cash flows from operating leases	$1,540	$3,710
Financing cash flows from finance leases	$6,082	$5,461

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,227	$6,983
Maturity analysis of our finance and operating lease liabilities as of December 31, 2020 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2021	$14,949	$1,119	$16,068
2022	14,949	929	15,878
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
Thereafter	40,583	1,012	41,595
Total lease payments	$115,328	$4,074	$119,402
Less: imputed interest	(39,679)	(696)	(40,375)
Present value of lease liabilities	$75,649	$3,378	$79,027
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during 2020 and 2019 was as follows:

	2020	2019
Lease income	$6,171	$6,071

7. Debt:
Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank (FFB) and guaranteed by the Rural Utilities Service or the U.S. Department of Energy, first mortgage bonds payable (FMBs) and first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCBs). Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, and the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds.
Maturities for long-term debt and finance lease obligations through 2025 are as follows:

	(dollars in thousands)
	2021	2022	2023	2024	2025
FFB	$200,867	$275,553	$247,601	$222,273	$229,168
FMBs	1,010	1,010	1,010	63,510	62,500
PCBs(1)	—	—	122,620	245,605	—
	$201,877	$276,563	$371,231	$531,388	$291,668
Finance Leases	6,772	7,541	8,398	9,351	10,413
Total	$208,649	$284,104	$379,629	$540,739	$302,081
(1)In addition to regularly scheduled principal payments included are amounts that would be due at the later of (i) maturity date of the credit support facilities backing the Series 2009 and Series 2010 pollution control bonds, or at the mandatory redemption date of the Series 2017A and Series 2017B pollution control bonds or (ii) at the maturity of an alternative back-up credit facility we currently have available to refinance draws on the credit facilities or provide alternate credit support for these bonds. We currently maintain a $1.21 billion syndicated bank credit facility with a maturity date of December 2024 which backs the Series 2010 pollution control bonds and would be available as an alternative back-up credit facility for the Series 2009 pollution control bonds noted above. As such, December 2024 is the designated maturity date for the Series 2009 and Series 2010 pollution control bonds totaling $245.6 million. The Series 2017 bonds totaling $122.6 million have a mandatory redemption in 2023 if the bonds are not remarketed before then, and as such, October 2023 is the designated maturity date for the Series 2017 bonds. The nominal maturities of the Series 2017 pollution control bonds range from 2040 to 2045.
The weighted average interest rate on our long-term debt at December 31, 2020 and 2019 was 3.73% and 3.96%, respectively.

Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2020 and December 31, 2019 are as follows:

	2020		2019
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts
	(dollars in thousands)
FFB	$5,985,015	$57,971	$5,540,215	$60,356
FMBs	3,654,041	49,134	3,205,052	39,793
PCRBs	980,770	12,460	980,770	11,073
CFC	—	—	391	—
	$10,619,826	$119,565	$9,726,428	$111,222
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
Proceeds of advances made under the Facility are used to reimburse us for a portion of certain costs of construction relating to Vogtle Units No. 3 and No. 4 that are eligible for financing under the Title XVII loan guarantee program (Eligible Project Costs). Borrowings under the Original FFB Notes could not exceed $3,057,069,461, of which $335,471,604 was designated for capitalized interest. We have advanced all amounts available under the Original FFB Notes. We were unable to advance $43,721,079 of the amount designated for capitalized interest under the Original FFB Notes due to the timing of borrowing and lower than expected interest rates.
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At December 31, 2020, borrowings under the Additional FFB Note totaled $620,000,000.
At December 31, 2020, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,633,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing

Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of December 31, 2020, we have repaid $79,100,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
During 2020, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $45,925,000 for long-term financing of general and environmental improvements at existing plants.

In January 2021, we received an additional $238,578,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Credit Facilities:
As of December 31, 2020, we had a total of $1,823,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from October 2021 to December 2024. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2020, we had the ability to issue letters of credit totaling $973,000,000 in the aggregate, of which $721,600,000 remained available. At December 31, 2020, we had (i) $252,000,000 under these lines of credit in the form of issued letters of credit supporting variable rate demand bonds and collateral postings to third parties, and (ii) $383,498,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.
d)Lines of Credit:
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
e)Pollution Control Revenue Bonds:
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
f)First Mortgage Bonds:
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

8. Electric plant, construction and related agreements:
a. Electric plant
We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2020 and 2019 is as follows:

	2020		2019
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation
In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$3,008,848	$(1,845,863)	$2,989,693	$(1,815,258)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	57,631	(5,785)	56,991	(4,956)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	952,159	(479,628)	934,567	(462,063)
Wansley Units No. 1 & No. 2(2) (Fossil – 30% ownership)	764,315	(370,177)	749,971	(360,014)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,379,513	(569,357)	1,284,508	(545,908)
Doyle (Combustion Turbine - 100% ownership)	139,853	(117,005)	137,513	(113,259)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	618,965	(281,763)	618,939	(270,058)
Hartwell (Combustion Turbine - 100% ownership)	227,154	(113,879)	226,316	(110,008)
Hawk Road (Combustion Turbine - 100% ownership)	263,673	(63,907)	260,494	(67,065)
Talbot (Combustion Turbine - 100% ownership)	296,398	(152,859)	294,809	(144,847)
Chattahoochee (Combined cycle - 100% ownership)	319,234	(160,194)	317,210	(150,805)
Smith (Combined cycle - 100% ownership)	672,358	(174,176)	655,106	(195,638)
Wansley (Combustion Turbine – 30% ownership)(2)	3,942	(3,847)	3,887	(3,738)
Transmission plant	100,344	(60,688)	96,198	(59,096)
Other	98,406	(60,904)	96,522	(57,826)
Property under capital lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	794,051	(508,262)	789,991	(472,486)
Total in-service	$9,696,844	$(4,968,294)	$9,512,715	$(4,833,025)
Construction work in progress
Vogtle Units No. 3 & No. 4	$5,696,342		$4,617,654
Environmental and other generation improvements	87,237		199,242
Total construction work in progress	$5,783,579		$4,816,896
(1)Amounts include plant acquisition adjustments at December 31, 2020 and 2019 of $197,000,000.
(2)Georgia Power is considering retiring Plant Wansley Units No. 1 and No. 2 as early as fall 2022. Although this decision has not been finalized or filed with the Georgia Public Service Commission, we are preparing for a scenario in which a retirement occurs in 2022; including seeking authorization to create a regulatory asset to defer a portion of the accelerated depreciation expense and recover the deferred costs over an extended period.

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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency and is based on the Georgia Public Service Commission approved in-service dates of November 2021 and November 2022, respectively. As of December 31, 2020, our total investment in the additional Vogtle units was approximately $6.0 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.
The August 2018 project-level budget included an $800 million construction contingency estimate, of which our 30% interest was $240 million. As of June 30, 2020, assignments of contingency exceeded the 2018 construction contingency estimate by $75 million (of which our 30% interest was $23 million) and Georgia Power established $250 million of additional construction contingency (of which our 30% interest is $75 million). During the third and fourth quarters of 2020, this construction contingency, plus an additional $10 million (of which our 30% interest was $3 million) was assigned to the base capital cost forecast. Assignment of contingency during 2020 addressed cost risks related to construction productivity, including the April 2020 reduction in workforce designed to mitigate impacts of the COVID-19 pandemic described below; other COVID-19 impacts; craft labor incentives; additional resources for supervision, field support, project management, initial test program, start-up, engineering support and operations and maintenance support; subcontracts; and procurement, among other factors. These factors continue to represent further potential cost risk to the project; therefore Georgia Power established $375 million of additional contingency as of December 31, 2020 (of which our 30% interest is $112.5 million). Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.

The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through December 31, 2020 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at December 31, 2020	Remaining Project Budget
Construction Costs (1)	$5,559	$4,754	$805
Financing Costs	1,578	1,259	319
Total Costs	$7,137	$6,013	$1,124

Project-Level Contingency	$113	$—	$113
Oglethorpe-Level Contingency	250	—	250

Total Contingency	$363	$—	$363
Totals	$7,500	$6,013	$1,487

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.

In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. In April 2020, Georgia Power, acting for itself and as agent for the other Co-owners, announced a reduction in workforce at Vogtle Units No. 3 and No. 4 and began reducing the then-existing site workforce by approximately 20%. This reduction in workforce was a mitigation action intended to address ongoing challenges with labor productivity that were exacerbated by the impact of the COVID-19 pandemic on the Vogtle Units No. 3 and No. 4 workforce and construction site by increasing productivity of the remaining workforce and reducing workforce fatigue and absenteeism. Further, it was also intended to allow for increased social distancing by the workforce and facilitate compliance with the recommendations from the Centers for Disease Control and Prevention. The April 2020 workforce reduction did reduce absenteeism, providing an improvement in operational efficiency and allowing for increased social distancing. Since April 2020, the number of active cases of COVID-19 at the site has fluctuated and continues to impact productivity levels and pace of the activity completion.
From November 2020 through January 2021, the number of active COVID-19 cases at the site increased significantly, consistent with a national rise in cases, which further impacted productivity and the pace of activity completion. Although still present, this spike in cases has since abated into February and early March. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $325 and $415 million (of which our 30% interest is $98 to $125 million) and is included in the project budget. As described previously, Georgia Power included estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity in the additional project-level contingency established as of December 31, 2020. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

The project continues to face challenges, exacerbated by this recent rise in COVID-19 cases, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.

As a result of these factors, overall production levels were not achieved at the levels anticipated, contributing to the December 31, 2020 allocation of construction contingency and increase in total project capital cost forecast described previously. Southern Nuclear has further extended certain milestone dates, including the start of hot functional testing and fuel load for Unit No. 3. The Unit No. 3 schedule is challenged, and while the ability to achieve the November 2021 regulatory in-service date remains a target for Southern Nuclear, we believe a delay is likely which could add a month or more to the Unit No. 3 in-service date. As Unit No. 3 approaches hot functional testing, key factors impacting the schedule include both the pace of work package completion and system turnovers, and required construction remediation work

Achievement of the November 2022 regulatory in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. In the event that there is any schedule extension beyond the November 2021 and November 2022 regulatory in-service dates for Units No. 3 and No. 4, respectively, the Oglethorpe-level contingency level in our current $7.5 billion budget is expected to be sufficient to withstand up to a 4-month delay for Unit No. 3 and a 3-month delay for Unit No. 4. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.

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
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. Findings from such inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. On August 10, 2020, the Atomic Safety Licensing Board rejected the Blue Ridge Environmental Defense League’s May 11, 2020 petition challenging a license amendment request. The staff of the Nuclear Regulatory Commission has issued the requested amendment to the combined construction and operating license for Vogtle Unit No. 3. The Blue Ridge Environmental Defense League appealed the Atomic Safety Licensing Board’s decision to the Nuclear Regulatory Commission, which was denied on December 22, 2020. The Blue Ridge Environmental Defense League also filed a motion to reopen the proceeding and submitted an amended contention on December 7, 2020, which is pending before the Nuclear Regulatory Commission.
Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
The ultimate outcome of these matters cannot be determined at this time.
c. Effingham County Power
On March 1, 2021, we entered into a purchase and sale agreement with Southeast PowerGen, LLC, an affiliate of the Carlyle Group Inc., to purchase Effingham County Power, a 511 megawatt natural gas combined cycle facility located in Georgia. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2021.

9. Employee benefit plans:
Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,716,000, $1,632,000 and $1,497,000 in 2020, 2019 and 2018, respectively.
Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $4,371,000, $4,172,000 and $3,903,000 in 2020, 2019 and 2018, respectively.
We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $4,716,000 and $3,440,000 in 2020 and 2019, respectively.

10. Nuclear insurance:
The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $13.8 billion. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450 million, a licensee of a nuclear power plant could be assessed a deferred premium of up to $138 million per incident for each licensed reactor operated by it, but not more than $20 million per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $165 million per incident, but not more than $25 million in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every 5 years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than November 1, 2023.
Georgia Power, on behalf of all the co-owners of Plants Hatch and Vogtle, is a member of Nuclear Electric Insurance, Ltd. (NEIL), a mutual insurer established to provide property damage insurance coverage in an amount up to $1.5 billion for members' operating nuclear generating facilities. Additionally, there is coverage through NEIL for decontamination, excess property insurance, and premature decommissioning coverage up to $1.25 billion for nuclear losses and policies providing coverage up to $750 million for non-nuclear losses in excess of the $1.5 billion primary coverage.
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
Claims resulting from terrorist acts and cyber events are covered under both the ANI and NEIL policies (subject to normal policy limits). The aggregate, however, that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3.2 billion plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources. The aggregate that NEIL will pay for all claims resulting from cyber events in any 12-month period is $3.2 billion plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
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
We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2021 for convenience, our cancellation obligation would be approximately $54,007,000.
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
We have a small portfolio of leases with the most significant being a finance lease for our 60% undivided interest in Scherer Unit No. 2. In addition, we have other operating leases including railcar leases for the transportation of coal at our coal-fired plants and various other leases of minimal value. For information regarding these leases, see Note 6.
As of December 31, 2020, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations	Finance and Operating Leases
2021	$5,168	$73,500	$63,385	$14,429	$17,821	$16,068
2022	3,017	33,060	53,268	14,896	31,780	15,878
2023	—	17,340	48,707	3,325	34,372	15,657
2024	—	22,650	48,034	30,316	41,840	15,183
2025	—	11,250	46,350	43,212	74,077	15,021
Thereafter	—	15,930	746,160	176,751	3,400,140	41,595

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

13. Quarterly financial data (unaudited):
Summarized quarterly financial information for 2020 and 2019 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
2020
Operating revenues	$341,674	$330,944	$366,239	$338,761
Operating margin	62,515	65,532	47,862	41,800
Net margin	23,204	26,162	8,471	(1,942)
2019
Operating revenues	$356,600	$358,860	$382,623	$332,209
Operating margin	66,032	51,712	59,209	40,256
Net margin	23,596	9,383	18,286	3,196
The negative net margins in the fourth quarter of 2020 were due to reductions to revenue requirements in order to achieve, but not exceed, the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and the Board of Directors of Oglethorpe Power Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Description of the Matter        Disclosures relating to on-going construction of Vogtle No. 3 and No. 4 units

As more fully described in Note 8b to the consolidated financial statements, the Company, together with Georgia Power Company, the Municipal Electric Authority of Georgia and the City of Dalton, are parties to an ownership participation agreement related to the construction of two additional nuclear power plants – Plant Vogtle Unit No. 3 and Plant Vogtle Unit No. 4 (the Plants). The Company owns a 30% interest in the Plants and the current budget for the Company’s portion of cost to be incurred in constructing the Plants is $7.5 billion, which includes capital costs, allowance for funds used during construction and certain project-level and Company-specific contingencies. As of December 31, 2020, the total investment in the Plants was approximately $6.0 billion. Since the inception of construction activities, there have been technical and procedural challenges encountered in the construction and licensing of the Plants, including changes to the cost estimate and the timing of the completion of the project.

Auditing the Company’s disclosure related to the Plants is especially challenging given some of the subjective assumptions made by management which includes estimates of expected remaining construction costs and the timing of completion of these activities. These significant assumptions are forward looking and could be affected by numerous uncertainties, including actions by co-owners of the Plants, challenges with the management of contractors and vendors, subcontractor performance, labor productivity, the ability to attract and retain skilled labor, and cost escalations. The final construction timeline and costs may also be impacted by the results of remaining initial testing and start-up activities, including any required engineering changes or remediation related thereto and other unforeseen matters that could arise.
How We Addressed the
Matter in Our Audit        To test the adequacy of the Company’s disclosures regarding the status, risks and current budget for the nuclear construction project at the Plants, our audit procedures included, among others, evaluating the sensitivity of the Company’s project budget to changes in the assumed project completion date based upon the current project status, expected remaining costs and construction costs incurred to date. For example, we tested the underlying incurred cost information by obtaining external confirmation of the construction costs incurred through December 31, 2020 from Georgia Power Company, in its capacity as agent for the joint owners, and compared the confirmed costs to the amounts recorded by the Company in the consolidated financial statements. We also inspected reports regarding the project construction status and other key performance metrics that are used by the Company in assessing the project status and evaluating the adequacy of its project budget. In addition, we discussed with management and the Company’s Director of Nuclear Development regarding the project status, progress against key milestones, challenges encountered and the related impact on estimated costs to complete the project. We compared this information to the budgeted costs and remaining project contingency funds included in the Company’s disclosure. In addition, we read minutes of the Company’s construction committee meetings as well as reports of external independent monitors employed by the Georgia Public Service Commission to monitor the state of construction at the Plants and compared this information to the project status.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
March 19, 2021

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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors
Structure of our Board of Directors
Our members elect our board of directors. Our board of directors consists of directors and general managers from our members, referred to as "member directors," and up to two outside directors. Our bylaws divide member director positions among the member scheduling groups specifically described in the bylaws, referred to as the "member groups." There are currently five member groups and, except for Group 5, each member group is represented by two member directors. Of each member group's two directors, one must be a general manager of a member in that member group and one must be a director of a member in that member group. Jackson Electric Membership Corporation is the only member in Group 5 and has only one director. The bylaws permit expansion of the number of member groups and changes in the composition of member groups. Formation of new member groups and changes in the composition of member groups are subject to certain required member approvals, and the requirement that the composition of the member groups at Oglethorpe, Georgia Transmission and Georgia System Operations be identical, except in cases where a member is no longer a member of one or more of Oglethorpe, Georgia Transmission or Georgia System Operations. The number of member director positions will change if additional member groups are formed or a member group ceases to exist. The bylaws also provide for three at-large member director positions which may only be filled by a director of one of our members.
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
Our board of directors currently has two vacancies. One of the vacancies is for an at-large member position and the other is for an outside director position. Our members did not fill either of these vacancies in 2020, and we do not anticipate that our members will elect directors to fill these vacancies during 2021.
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

Executive Officer and Director Biographies
Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Michael L. Smith	61	President and Chief Executive Officer
Michael W. Price	60	Executive Vice President and Chief Operating Officer
Elizabeth B. Higgins	52	Executive Vice President and Chief Financial Officer
William F. Ussery	56	Executive Vice President, Member and External Relations
Annalisa M. Bloodworth	42	Senior Vice President and General Counsel
Lori K. Holt	59	Senior Vice President, Fuels & Co-owned Assets
James A. Messersmith	68	Senior Vice President, Plant Operations
Keith D. Russell	59	Senior Vice President, Capital Projects and Technical Services
Heather Teilhet	45	Senior Vice President, External Affairs
Jami G. Reusch	58	Vice President, Human Resources

Directors:
Bobby C. Smith, Jr.	67	Chairman and At-Large Director
Marshall S. Millwood	71	Vice-Chairman and Member Group Director (Group 3)
Jimmy G. Bailey	72	At-Large Director
George L. Weaver	73	Member Group Director (Group 1)
James I. White	75	Member Group Director (Group 1)
Danny L. Nichols	56	Member Group Director (Group 2)
Sammy G. Simonton	79	Member Group Director (Group 2)
Randy Crenshaw	68	Member Group Director (Group 3)
Fred A. McWhorter	74	Member Group Director (Group 4)
Jeffrey W. Murphy	57	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	51	Member Group Director (Group 5)
Wm. Ronald Duffey	79	Outside Director
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
Executive Officer Biographies
Michael L. Smith is our President and Chief Executive Officer and has served in that capacity since November 2013. Prior to joining Oglethorpe, Mr. Smith served as Georgia Transmission's President and Chief Executive Officer from 2005 to 2013 after he joined Georgia Transmission as its Senior Vice President and Chief Financial Officer in 2003. From 2002 to 2003, Mr. Smith co-founded and served as the Executive Director of the Committee of Chief Risk Officers. From 1997 to 2002, Mr. Smith held multiple positions at Mirant Corporation, most recently as Vice President and Global Risk Officer. From 1994 to 1997, he was Manager of Planning and Evaluation for Vastar Resources and prior to that he worked at ARCO in various positions from 1983 to 1994. Mr. Smith has a Bachelor's degree in Business Law and a Masters of Business Administration in Finance from Louisiana State University. Mr. Smith is on the board of directors for the Association of Edison Illuminating Companies, the Georgia Chamber of Commerce, the Georgia Energy and Industrial Construction Consortium and for ACES Power Marketing.

Michael W. Price is our Executive Vice President and Chief Operating Officer and has served in that office since February 1, 2000. In October 2008, Mr. Price's title changed from Chief Operating Officer to his current title. Mr. Price was employed by Georgia System Operations from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of Georgia Transmission from May 1997 to December 1998. He served as a manager of system control of Georgia System Operations from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is on the board of directors for ACES Power Marketing.
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
William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drugs, Inc. and is currently serving as its Chairman of the Board.
Annalisa M. Bloodworth is our Senior Vice President and General Counsel and has served in that capacity since January 2017. Ms. Bloodworth joined Oglethorpe in 2010 and served in various roles prior to taking her current position, most recently as Deputy General Counsel. Prior to joining Oglethorpe, Ms. Bloodworth was in private practice at Eversheds Sutherland (US) LLP. In addition to energy, her legal experience includes significant work in commercial development, real estate, regulatory compliance, and construction contracting. Ms. Bloodworth is a graduate of Trinity University where she earned a Bachelor of Arts in Economics and Emory University School of Law where she earned her Juris Doctor degree. Ms. Bloodworth is a member of Leadership Georgia and presently serves as President of the Emory University School of Law Alumni Board and on the board of directors of Murphy-Harpst Children's Home.
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
Director Biographies
Jimmy G. Bailey is an at-large director. Mr. Bailey has served on our board of directors since September 2015 and his present term will expire in March 2022. Mr. Bailey is a member of the compensation committee and the construction project committee. Mr. Bailey is a director of the Diverse Power Incorporated, an EMC, and served as the Chairman of Diverse Power board from 2018 to 2020. Mr. Bailey owned and operated a construction contracting business from 1970 to 2018. He also served as Chairman of Kudzu Networks Inc., a subsidiary of Diverse Power, and was President of the Georgia Directors Association in 2017 and 2018.
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
Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2021. He is the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and a member of the board of directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is the immediate past Chair of the board of directors of Piedmont Healthcare, where he also served on the Executive Committee, Executive Performance and Compensation Committee and Governance, Nominating Committee

and was past Chair of the Audit Committee. Mr. Duffey is also a former member of the Georgia Chamber of Commerce board of directors.
Ernest A. "Chip" Jakins III is a member group director (group 5). Mr. Jakins has served on our board of directors since 2014, and his present term will expire in March 2023. Mr. Jakins is a member of the construction project committee and the compensation committee. Mr. Jakins is currently the President and Chief Executive Officer of Jackson Electric Membership Corporation and was previously President and Chief Executive Officer of Carroll Electric Membership Corporation. He also serves as a director for Georgia System Operations, where he is a member of the audit committee, for Georgia Electric Membership Corporation where he is a member of the Executive Committee, and for Green Power EMC. He is also a member of the Georgia Chamber of Commerce.
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
Marshall S. Millwood is the Vice-Chairman of the Board and a member group director (group 3). Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2023. He is the chairman of the compensation committee and a member of the construction project committee. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.
Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2021. He is a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.
Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2023. Mr. Nichols is the chairman of the construction project committee and also serves on the compensation committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.
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
Bobby C. Smith, Jr. is the Chairman of the Board and an at-large director. Mr. Smith has served on our board of directors since May 2008, acting as Chairman since September 2015, and his present term will expire in March 2023. Mr. Smith is a farmer. He is a member of the board of directors of Planters Electric Membership Corporation. He also serves on the board of directors for Georgia Electric Membership Corporation and is Chairman of the Board of the Screven County Development Authority and a member of the Sylvania Lions Club.
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
James I. White is a member group director (group 1). Mr. White has served on our board of directors since March 2012, and his present term will expire in March 2023. He is a member of the audit committee. Mr. White has served as a director of Snapping Shoals Electric Membership Corporation since 1995. Mr. White is the owner and president of Realty South Inc. and the owner of T.K. White Real Estate Co. and is a member of the Metro South Association of Realtors and Georgia Association of Realtors. Mr. White is also a member of the Henry County Chamber of Commerce and was involved with the

Henry County Development Authority for over 20 years. He was previously vice president at the First National Bank in Crestview, Florida.
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
Components of Total Compensation
The compensation committee determined that compensation packages for the fiscal year ended December 31, 2020 for our executive officers should be comprised of the following three primary components:
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
We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2020, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.
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
Corporate Goals for Performance Pay
We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2020, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.
For an executive officer to earn his or her maximum performance pay, 100% of the performance measures must be achieved. The performance measures are weighted to align with our current strategic focus. Goals are reviewed annually and may be adjusted in order to reflect any changes in our strategic focus. We also review and refine these goals annually and make adjustments as necessary to ensure that we are consistently stretching our expectations and performance. Although some performance measures may stay the same, the applicable threshold may become more difficult. For example, in 2020, we adjusted some of the performance thresholds for our operations goals. The following provides an overview of the purposes of each category of our corporate goals:
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
Construction and Project Management.    Our construction and project management goals measure our involvement and management regarding construction at our owned and co-owned generating facilities. Our most significant project is the construction of Vogtle Units No. 3 and No. 4. One of the goals measures how well we are managing the project in our role as a Co-owner. Performance is based on our participation on the Project Management Board, the degree and effectiveness of oversight involvement, understanding of the project status and project issues, and timeliness and usefulness of project communications to our members and our board of directors. Our president and chief executive officer will assign a score based on his assessment of the overall effectiveness of our management of the project and submit the score to the construction committee of our board of directors for approval. Other components measure (i) construction progress meeting scheduled milestone dates at the Vogtle project and (ii) performance against construction budgets and schedules for construction projects that we directly oversee.

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
Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2020, we may earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $50 million goal. Two other financial goals focus on our internal controls over financial reporting.
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

Assessment of Performance of 2020 Corporate Goals
The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2020 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2020 Result	Weight	Weighted Goal Achieved
Safety
Incident Rate	Lost Work Time Incidents	1 (if not OSHA)	0	2	3.0%	0.00%
Safety Program(1)	Training and Meetings	100.0%	100.0%	100.0%	1.0%	1.00%
	Safety Observations	150/90	250/180	261/192	2.5%	2.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.5%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	98.0%	100.0%	99.9%	4.0%	3.81%
Fleet	Successful Dispatch	92.5%	97.5%	99.2%	3.0%	3.00%
	Peak Season Availability	64.9%	99.9%	95.3%	19.0%	18.11%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	6.0%	3.9%	9.0%	1.3%	0.67%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	6.2%	4.3%	2.4%	0.7%	0.59%
	Nuclear Fleet Capability Factor	89.9%	91.9%	90.7%	2.0%	0.82%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	95.0%	7.0%	6.65%
	Status of Project	Meet applicable deadlines		50.0%	3.0%	1.50%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines & budgets		83.3%	6.0%	6.00%
Corporate Compliance
Environmental	Noncompliance Notifications	1 (if fine is ≤ $5,000) or 2	0	0	4.0%	4.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$50,000,000	$409,275,860	14.0%	14.00%
	Additional Cost Savings	$0	$50,000,000	$42,629,094	0-5.0%	4.26%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	2.0%	2.00%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	95.1%	15.0%	14.26%
Total					100.0%	95.67%
(1)Certain sub-goals are aggregated for purposes of the table.
(2)Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.
As noted above, we achieved 95.67% of our corporate goals for 2020. As a result, Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery received performance pay in an amount equal to 95.67% of 20% of his or her base salary. Mr. Messersmith received an amount equal to 95.67% of 15% of his base salary plus 115% of 5% of his base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2020:

Executive Officer	Performance Pay*
Michael L. Smith	$160,886
Michael W. Price	96,053
Elizabeth B. Higgins	96,435
William F. Ussery	73,666
James A. Messersmith	71,960
*Performance pay was calculated based on base salaries as of December 31, 2020. Actual compensation earned in 2020 is reported in the Summary Compensation Table below.
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
Our employment agreement with Mr. Smith extends through December 31, 2023. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.
We also have employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery. The current term of each agreement extends through December 31, 2023 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.
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
Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $1,905,975.
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
Pursuant to the terms of their employment agreements, Mr. Price, Ms. Higgins and Mr. Ussery will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Price, Ms. Higgins and Mr. Ussery in the circumstances described above is $1,105,577, $1,107,570, and $839,192, respectively.
Compensation Committee Report
The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the SEC.

Respectfully Submitted
The Compensation Committee
Jimmy G. Bailey
Earnest A. Jakins III
Marshall S. Millwood
Fred McWhorter
Danny Nichols

Compensation Committee Interlocks and Insider Participation
Mr. Bailey, Mr. Jakins, Mr. Millwood, Mr. McWhorter and Mr. Nichols served as members of our compensation committee during 2020.
Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $209.0 million to us in 2020 under its wholesale power contract accounted for approximately 15.2% of our total revenues.
Mr. Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $41.4 million to us in 2020 under its wholesale power contract accounted for approximately 3.0% of our total revenues.
Summary Compensation Table
The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Michael L. Smith	2020	$833,854	$—	$160,886	$166,731	$1,161,471
President and	2019	777,546	—	149,376	156,167	1,083,089
Chief Executive Officer	2018	735,773	—	137,337	147,423	1,020,533

Michael W. Price	2020	480,501	—	96,053	101,764	678,318
Executive Vice President and	2019	459,937	—	88,091	97,313	645,341
Chief Operating Officer	2018	442,250	—	82,548	92,629	617,427

Elizabeth B. Higgins	2020	486,547	—	96,435	102,427	685,409
Executive Vice President and	2019	463,192	—	88,714	97,554	649,460
Chief Financial Officer	2018	445,375	—	83,132	92,600	621,107

William F. Ussery	2020	375,231	—	73,666	81,806	530,703
Executive Vice President,	2019	360,013	—	68,953	78,575	507,541
Member and External Relations	2018	346,167	—	64,614	76,047	486,828

James A. Messersmith	2020	340,891	—	71,960	77,795	490,646
Senior Vice President,	2019	328,371	—	66,052	74,458	468,881
Plant Operations	2018	316,487	—	62,966	73,774	453,227

(1)Figures for 2020 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of each Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith of $37,500; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith, respectively of $109,476, $49,404, $49,900, $31,193 and $26,215; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.

The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Maximum
Michael L. Smith	N/A	$38,258	$168,168
Michael W. Price	N/A	$22,841	$100,400
Elizabeth B. Higgins	N/A	$22,932	$100,800
William F. Ussery	N/A	$17,518	$77,000
James A. Messersmith	N/A	$26,537	$89,500
For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2020 Corporate Goals."
Nonqualified Deferred Compensation
We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($285,000 as indexed).
The following table sets forth contributions for the fiscal year ended December 31, 2020 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Michael L. Smith	$35,000	$109,476	$140,843	$—	$1,023,909
Michael W. Price	$7,920	$49,404	$95,936	$—	$635,230
Elizabeth B. Higgins	$8,300	$49,900	$142,937	$—	$729,063
William F. Ussery	$1,000	$31,193	$39,581	$—	$298,256
James A. Messersmith	$—	$26,215	$42,846	$—	$220,429
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
Pay Ratio Disclosure
We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2020.
To identify our median employee, we determined that as of December 31, 2020, we had 299 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2020 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.
Based upon this analysis, we determined that our median employee's annual total compensation for 2020 was $152,601. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2020 was $1,161,471. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2020 was 7.61:1.

Compensation Policies and Practices As They Relate to Our Risk Management
We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Director Compensation
The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2020.

Name	Total Fees Earned or Paid in Cash
Member Directors
Jimmy G. Bailey	$12,500
Randy Crenshaw	$11,600
Ernest A. "Chip" Jakins III	$11,300
Fred A. McWhorter	$12,900
Marshall S. Millwood, Vice-Chairman	$11,300
Jeffrey W. Murphy	$11,600
Danny L. Nichols	$11,300
Sammy G. Simonton	$13,400
Bobby C. Smith, Jr., Chairman	$14,940
George L. Weaver	$11,600
James I. White	$11,400
Outside Director
Wm. Ronald Duffey	$30,800
(1)
During 2020, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $600 per day for attending the annual meeting of members and member advisory board meetings and $300 per day for participation by video conference for a meeting of the advisory board. We paid our outside director a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors are paid $100 per hour, or for each fraction thereof, up to a daily cap of $600, when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.0 million to us in 2020 under its wholesale power contract accounted for approximately 0.6% of our total revenues. Middle Georgia's revenues of $5.1 million to us in 2020 under its wholesale power contract accounted for approximately 0.4% of our total revenues.
Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $209.0 million to us in 2020 under its wholesale power contract accounted for approximately 15.2% of our total revenues.
Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $18.0 million to us in 2020 under its wholesale power contract accounted for approximately 1.3% of our total revenues.
Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $41.4 million to us in 2020 under its wholesale power contract accounted for approximately 3.0% of our total revenues.
George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $41.1 million to us in 2020 under its wholesale power contract accounted for approximately 3.0% of our total revenues.
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
In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2020. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2020 and 2019, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2020	2019
	(dollars in thousands)
Audit Fees(1)	$544	$544
Audit-Related Fees(2)	123	242
Tax Fees(3)	54	59
All Other Fees(4)	2	2
Total	$723	$847
(1)Audit of annual financial statements and review of financial statements included in SEC filings and services rendered in connection with financings.
(2)Other audit-related services.
(3)Professional tax services including tax consultation and tax return compliance.
(4)All other fees relate to a subscription of an on-line accounting research and investigative tool.

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
Pre-Approval Policy
The audit and permissible non-audit services performed by Ernst & Young LLP in 2020 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2020, 2019 and 2018	65
	Consolidated Balance Sheets, As of December 31, 2020 and 2019	66
	Consolidated Statements of Capitalization, As of December 31, 2020 and 2019	68
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2020, 2019 and 2018	69
	Consolidated Statements of Patronage Capital and Membership Fees, For the Years Ended December 31, 2020, 2019 and 2018	70
	Notes to Consolidated Financial Statements	71
	Report of Independent Registered Public Accounting Firm	104

(2)	Financial Statement Schedules
	None applicable.

(3)	Exhibits

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
Eleventh Amended and Restated Loan Contract, dated as of December 3, 2020, between Oglethorpe and the United States of America. (Filed as Exhibit 4.1 to the Registrant's Form 8-K dated December 9, 2020, File No. 333-192954.)

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

*4.2.1(cccc)	–
Eightieth Supplemental Indenture, dated as of August 1, 2020, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2020A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on August 19, 2020, File No. 333-192954.)

*4.2.1(dddd)	–
Eighty-First Supplemental Indenture, dated as of December 3, 2020, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2020 (FFB AD48) Note and Series 2020 (RUS AD48) Reimbursement Note and Amendment of the Original Indenture. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on December 9, 2020, File No. 333-192954.)

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

4.4.1(1)	–	Loan Agreement, dated as of December 1, 2009, between the Development Authority of Monroe County and Oglethorpe relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical (Variable Rate Bonds) loan agreements.
4.4.2(1)	–	Note, dated December 10, 2009, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical notes.
4.4.3(1)	–	Trust Indenture, dated as of December 1, 2009, between the Development Authority of Monroe County and U.S. Bank National Association, as trustee, relating to the Development Authority of Monroe County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Scherer Project), Series 2009A, and five other substantially identical indentures.
4.5.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.5.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.5.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.6.1(1)	–	Loan Agreement, dated as of October 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical (Indexed Put Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated October 12, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical indentures.
4.6.4(1)	–	Bondholder's Agreement, dated as of October 1, 2017, by and between Oglethorpe and RBC Municipal Products, LLC, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical bondholder's agreements.

4.7.1(1)	–	Loan Agreement, dated as of December 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical (Fixed Rate and Term Rate Bonds) loan agreements.
4.7.2(1)	–	Note, dated December 28, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical notes.
4.7.3(1)	–	Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical indentures.
4.8.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.8.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.9.1	–
Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.9.2	–
Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.9.3	–
Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.9.4	–
Note Purchase Agreement, dated as of March 22, 2019, between Oglethorpe, Federal Financing Bank and the United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)

*4.9.5	–	Future Advance Promissory Note, dated March 22, 2019, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.9.6	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.9.6(a)	–
Amendment No. 1, dated as of June 4, 2015, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)

*4.9.6(b)	–
Amendment No. 2, dated as of March 9, 2016, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)

*4.9.6(c)	–
Amendment No. 3, dated as of July 27, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on July 28, 2017, File No. 333-192954.)

*4.9.6(d)	–
Amendment No. 4, dated as of December 8, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on December 11, 2017, File No. 333-192954.)

*4.9.6(e)	–
Amendment No. 5 and Waiver, dated as of March 7, 2019, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 13, 2019, File No. 333-192954.)

*4.9.6(f)	–
Amended and Restated Loan Guarantee Agreement, dated as of March 22, 2019, between Oglethorpe and the United States Department of Energy, acting by and through the Secretary of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)

4.9.6(g)	–	Amendment No.1 to Amended and Restated Loan Guarantee Agreement, dated December 3, 2020, between Oglethorpe and the Department of Energy.
*4.9.7	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.9.8	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.9.9	–	Reimbursement Note, dated March 22, 2019, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–
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

*10.3.4(a)	–
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

*10.3.5(2)	–
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

*10.3.6(a)(2)	–
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

*10.3.6(b)(2)	–
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

*10.3.6(c)	–
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
Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)

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

*10.15(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Michael W. Price.
*10.16(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Elizabeth B. Higgins.
*10.17(3)	–	Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and William F. Ussery.
14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2020, File No. 333-192954.)
101	–	XBRL Interactive Data File.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2021.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/ MICHAEL L. SMITH
MICHAEL L. SMITH
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2021
MICHAEL L. SMITH

/s/ ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2021
ELIZABETH B. HIGGINS

/s/ G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 19, 2021
G. KENNETH WARREN, JR.

/s/ JIMMY G. BAILEY	Director	March 19, 2021
JIMMY G. BAILEY

/s/ RANDY CRENSHAW	Director	March 19, 2021
RANDY CRENSHAW

/s/ WM. RONALD DUFFEY	Director	March 19, 2021
WM. RONALD DUFFEY

/s/ ERNEST A. JAKINS III	Director	March 19, 2021
ERNEST A. JAKINS III

/s/ FRED MCWHORTER	Director	March 19, 2021
FRED MCWHORTER

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD	Director	March 19, 2021
MARSHALL S. MILLWOOD

/s/ JEFFREY W. MURPHY	Director	March 19, 2021
JEFFREY W. MURPHY

/s/ DANNY L. NICHOLS	Director	March 19, 2021
DANNY L. NICHOLS

/s/ SAMMY G. SIMONTON	Director	March 19, 2021
SAMMY G. SIMONTON

/s/ BOBBY C. SMITH, JR.	Director	March 19, 2021
BOBBY C. SMITH, JR.

/s/ GEORGE L. WEAVER	Director	March 19, 2021
GEORGE L. WEAVER

/s/ JAMES I. WHITE	Director	March 19, 2021
JAMES I. WHITE