Form 10-Q
period 2021-03-31
OGLETHORPE POWER CORP
filed 2021-05-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
FOR THE QUARTER ENDED MARCH 31, 2021

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2020 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2021 and December 31, 2020

	(dollars in thousands)
	2021	2020
Assets
Electric plant:
In service	$9,397,950	$9,394,112
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,055,337)	(4,968,294)
	4,645,345	4,728,550

Nuclear fuel, at amortized cost	361,576	358,728
Construction work in progress	6,049,746	5,783,579
Total electric plant	11,056,667	10,870,857

Investments and funds:
Nuclear decommissioning trust fund	608,747	598,181
Investment in associated companies	74,094	74,844
Long-term investments	565,662	518,065
Restricted investments	188,857	306,601
Other	29,602	29,189
Total investments and funds	1,466,962	1,526,880

Current assets:
Cash and cash equivalents	561,101	405,511
Restricted short-term investments	244,450	180,986
Receivables	153,542	152,466
Inventories, at average cost	271,769	280,289
Prepayments and other current assets	30,867	33,839
Total current assets	1,261,729	1,053,091

Deferred charges:
Regulatory assets	760,599	731,438
Prepayments to Georgia Power	37,717	37,601
Other	20,912	20,289
Total deferred charges	819,228	789,328
Total assets	$14,604,586	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2021 and December 31, 2020

	(dollars in thousands)

	2021	2020
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,098,600	$1,072,642
Long-term debt	10,434,701	10,298,385
Obligation under finance leases	68,876	68,876
Other	26,985	26,861
Total capitalization	11,629,162	11,466,764

Current liabilities:
Long-term debt and finance leases due within one year	250,110	208,649
Short-term borrowings	601,172	383,498
Accounts payable	104,427	162,249
Accrued interest	76,734	72,434
Member power bill prepayments, current	34,907	46,068
Other current liabilities	40,093	68,932
Total current liabilities	1,107,443	941,830

Deferred credits and other liabilities:
Asset retirement obligations	1,147,853	1,135,983
Member power bill prepayments, non-current	90,495	98,113
Regulatory liabilities	604,032	566,399
Other	25,601	31,067
Total deferred credits and other liabilities	1,867,981	1,831,562
Total equity and liabilities	$14,604,586	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2021 and 2020

	(dollars in thousands)

	Three Months
	2021	2020
Operating revenues:
Sales to Members	$376,272	$341,513
Sales to non-Members	59	161
Total operating revenues	376,331	341,674
Operating expenses:
Fuel	108,065	71,156
Production	105,373	116,131
Depreciation and amortization	67,619	62,024
Purchased power	16,920	16,613
Accretion	13,781	13,235
Total operating expenses	311,758	279,159
Operating margin	64,573	62,515

Other income:
Investment income	11,960	12,934
Other	2,171	2,009
Total other income	14,131	14,943

Interest charges:
Interest expense	103,479	102,285
Allowance for debt funds used during construction	(53,639)	(51,030)
Amortization of debt discount and expense	2,906	2,999
Net interest charges	52,746	54,254
Net margin	$25,958	$23,204
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2021 and 2020

(dollars in thousands)
Balance at December 31, 2019	$1,016,747
Net margin	23,204
Balance at March 31, 2020	$1,039,951
Balance at December 31, 2020	$1,072,642
Net margin	25,958
Balance at March 31, 2021	$1,098,600
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2021 and 2020

	(dollars in thousands)
	2021	2020
Cash flows from operating activities:
Net margin	$25,958	$23,204
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	99,638	93,205
Accretion cost	13,781	13,235
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(26)	(155)
Deferred outage costs	(13,231)	(25,171)
Gain on sale of investments	(9,134)	(8,368)
Regulatory deferral of costs associated with nuclear decommissioning	284	150
Other	(641)	(729)
Change in operating assets and liabilities:
Receivables	1,455	29,378
Inventories	8,567	(11,302)
Prepayments and other current assets	4,039	1,296
Accounts payable	(41,415)	(62,430)
Accrued interest	4,300	11,883
Accrued taxes	(22,542)	9,332
Other current liabilities	(6,273)	(10,942)
Member power bill prepayments	(18,779)	(192)
Rate management program collections	37,979	21,929
Total adjustments	57,555	60,672
Net cash provided by operating activities	83,513	83,876
Cash flows from investing activities:
Property additions	(324,181)	(361,580)
Activity in nuclear decommissioning trust fund—Purchases	(250,195)	(146,379)
—Proceeds	248,147	144,227
Bond purchase fund	—	(212,760)
Decrease (increase) in restricted investments	54,280	(6,633)
Activity in other long-term investments—Purchases	(120,752)	(114,725)
—Proceeds	72,293	53,057
Other	144	4,745
Net cash used in investing activities	(320,264)	(640,048)
Cash flows from financing activities:
Long-term debt proceeds	238,578	411,318
Long-term debt payments	(61,828)	(52,041)
Increase in short-term borrowings, net	217,674	119,533
Other	(2,083)	(11,169)
Net cash provided by financing activities	392,341	467,641
Net increase (decrease) in cash and cash equivalents	155,590	(88,531)
Cash and cash equivalents at beginning of period	405,511	448,612
Cash and cash equivalents at end of period	$561,101	$360,081
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$45,127	$38,986
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$(399)	$—
Accrued property additions at end of period	$76,364	$87,186
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month periods ended March 31, 2021 and 2020. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of results to be expected for the full year. As noted in our 2020 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2020 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$201,033	$201,033	$—	$—
International equity trust	121,388	—	121,388	—
Corporate bonds and debt	89,338	—	89,000	338
US Treasury securities	51,899	51,899	—	—
Mortgage backed securities	42,280	—	42,280	—
Domestic mutual funds	71,299	71,299	—	—
Municipal bonds	1,063	—	1,063	—
Federal agency securities	12,190	—	12,190	—
Non-US Gov't bonds & private placements	3,263	—	3,263	—
Other	14,994	14,994	—	—
Long-term investments:
International equity trust	31,582	—	31,582	—
Corporate bonds and debt	23,668	—	23,461	207
US Treasury securities	13,468	13,468	—	—
Mortgage backed securities	14,493	—	14,493	—
Domestic mutual funds	231,055	231,055	—	—
Federal agency securities	449	—	449	—
Treasury STRIPS	245,746	—	245,746	—
Other	5,201	5,201	—	—
Natural gas swaps	1,862	—	1,862	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$198,325	$198,325	$—	$—
International equity trust	120,645	—	120,645	—
Corporate bonds and debt	98,129	—	97,788	341
US Treasury securities	46,963	46,963	—	—
Mortgage backed securities	45,039	—	45,039	—
Domestic mutual funds	70,813	70,813	—	—
Municipal bonds	1,362	—	1,362	—
Federal agency securities	6,054	—	6,054	—
Other	10,851	7,720	3,131	—
Long-term investments:
International equity trust	31,378	—	31,378	—
Corporate bonds and debt	29,870	—	29,661	209
US Treasury securities	7,437	7,437	—	—
Mortgage backed securities	11,432	—	11,432	—
Domestic mutual funds	224,536	224,536	—	—
Federal agency securities	537	—	537	—
Treasury STRIPS	209,165	—	209,165	—
Other	3,710	3,710	—	—
Natural gas swaps	10,248	—	10,248	—

The Level 2 investments above in corporate bonds and debt, federal agency securities, and mortgage backed securities may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs at or near the valuation date. Common inputs include reported trades and broker/dealer bid/ask prices. The fair value of the Level 2 investments above in international equity trust are calculated based on the net asset value per share of the fund. There are no unfunded commitments for the international equity trust and redemption may occur daily with a 3-day redemption notice period.
The Level 3 investments above in corporate bonds and debt consist of investments in bank loans which are not exchange traded. Although these securities may be liquid and priced daily, their inputs are not observable.
The estimated fair values of our long-term debt, including current maturities at March 31, 2021 and December 31, 2020 were as follows:

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$10,796,576	$11,998,351	$10,619,826	$13,161,146

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of March 31, 2021 and December 31, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2021, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At March 31, 2021 and December 31, 2020, the estimated fair values of our natural gas contracts were net liabilities of approximately $1,862,000 and $10,248,000, respectively.
As of March 31, 2021 and December 31, 2020, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2021 due to our credit rating being downgraded below investment grade, we would have been required to post collateral or letters of credit of $2,443,000 with our counterparties.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2021 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2021	24.0
2022	24.0
2023	23.3
2024	21.4
2025	17.7
2026	6.9
Total	117.3
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2021 and December 31, 2020.

	Balance Sheet Location	Fair Value
		2021	2020
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$1,290	$222
Natural gas swaps	Other deferred charges	$125	$—

Liabilities:
Natural gas swaps	Other current liabilities	$577	$2,305
Natural gas swaps	Other deferred credits	$2,700	$8,165
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three months ended March 31, 2021 and 2020.

	Statement of Revenues and Expenses Location	Three Months Ended March 31,
		2021	2020
		(dollars in thousands)
Natural gas swaps gains	Fuel	$101	$—
Natural gas swaps losses	Fuel	(1,244)	(4,452)
Total		$(1,143)	$(4,452)
The following table presents the unrealized losses on derivative instruments deferred on the balance sheet at March 31, 2021 and December 31, 2020.

	Balance Sheet Location	2021	2020
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$1,862	$10,248
Total		$1,862	$10,248

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of March 31, 2021 and December 31, 2020.

	Gross Unrealized
	(dollars in thousands)
March 31, 2021	Cost	Gains	Losses	Fair Value
Equity	$257,064	$229,874	$(5,207)	$481,731
Debt	668,068	8,379	(5,512)	670,935
Other	21,775	—	(32)	21,743
Total	$946,907	$238,253	$(10,751)	$1,174,409

	Gross Unrealized
	(dollars in thousands)
December 31, 2020	Cost	Gains	Losses	Fair Value
Equity	$262,564	$219,658	$(8,127)	$474,095
Debt	613,271	18,090	(641)	630,720
Other	11,431	—	—	11,431
Total	$887,266	$237,748	$(8,768)	$1,116,246
(E)Recently Issued or Adopted Accounting Pronouncements.   In March 2020, the Financial Accounting Standards Board (FASB) issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this update apply to all entities that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship.
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
In December 2019, the FASB issued “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as part of its initiative to reduce complexity in the accounting standards. The amendments in the standard remove certain exceptions and also clarify and simplify various aspects of accounting for income taxes. The new standard was effective for us prospectively for annual reporting periods beginning after December 15, 2020, and interim periods therein. Early adoption was permitted, which we elected not to do. The adoption of this standard on January 1, 2021 did not have a material impact on our consolidated financial statements.
(F)Revenue Recognition.    As an electric membership cooperative, our principal business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend to December 31, 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. While not significant, we also have short-term energy sales to non-members made through industry standard contracts. We do not have multiple operating segments.

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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the three-month periods ended March 31, 2021 and 2020, we provided approximately 55% and 50% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2021, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of March 31, 2021 and March 31, 2020, we did not recognize a refund liability for either period. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2021	2020
Capacity revenues	$255,824	$259,393
Energy revenues	120,448	82,120
Total	$376,272	$341,513
Member energy requirements supplied	55%	50%

Receivables from contracts with our members at March 31, 2021 and December 31, 2020 were $130,610,000 and $135,462,000, respectively.
Sales to non-members during the three months ended March 31, 2021 and 2020 were insignificant.
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
We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the three months ended March 31, 2021 and 2020 were $3,857,000 and $3,981,000, respectively. The cumulative amount billed since inception of the program totaled $99,800,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the three months ended March 31, 2021 and 2020 were $40,044,000 and $28,488,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $254,084,000.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2021 and 2020 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	March 31, 2021	December 31, 2020
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(264,092)	(262,774)
Total finance lease assets	$38,640	$39,958
Lease liabilities—Finance leases
Obligations under finance leases	$68,876	$68,876
Long-term debt and finance leases due within one year	6,773	6,773
Total finance lease liabilities	$75,649	$75,649

Classification	March 31, 2021	December 31, 2020
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$3,038	$3,283
Total operating lease assets	$3,038	$3,283
Lease liabilities—Operating leases
Capitalization—Other	$2,099	$2,388
Other current liabilities	952	990
Total operating lease liabilities	$3,051	$3,378

		Three months ended
Lease Cost	Classification	March 31, 2021	March 31, 2020
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,516	$1,344
Interest on lease liabilities	Interest expense	2,044	2,217
Operating lease cost:	Inventory(1) & production expense	270	523
Total leased cost		$3,830	$4,084

(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2021	December 31, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	7.61	7.86
Operating leases	7.50	7.27
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.69%	4.63%

	Three months ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$351	$761
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,227
Maturity analysis of our finance and operating lease liabilities as of March 31, 2021 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2021	$14,949	$768	$15,717
2022	14,949	929	15,878
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
Thereafter	40,583	1,012	41,595
Total lease payments	$115,328	$3,723	$119,051
Less: imputed interest	(39,679)	(672)	(40,351)
Present value of lease liabilities	$75,649	$3,051	$78,700
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Lease income	$1,597	$1,548

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
(I)Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. Beginning October 1, 2020, deposits earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At March 31, 2021 and December 31, 2020, we had restricted investments totaling $433,307,000 and $487,587,000, respectively, of which $188,857,000 and $306,601,000, respectively, were classified as long-term.
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

The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of March 31, 2021 and December 31, 2020.

	2021	2020
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$34,363	$35,433
Amortization of financing leases(b)	35,129	35,328
Outage costs(c)	39,631	35,232
Asset retirement obligations—Ashpond and other(k)	239,755	242,832
Depreciation expense - other (d)	38,040	38,396
Depreciation expense - Plant Wansley (e)	38,514	—
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,706	55,430
Interest rate options cost(g)	127,997	126,813
Deferral of effects on net margin—Smith Energy Facility(h)	147,133	148,620
Other regulatory assets(n)	4,331	13,354
Total Regulatory Assets	$760,599	$731,438
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$19,143	$20,054
Deferral of effects on net margin—Hawk Road Energy Facility(h)	17,715	17,869
Major maintenance reserve(j)	36,510	39,776
Amortization of financing leases(b)	10,632	11,356
Deferred debt service adder(k)	126,704	123,772
Asset retirement obligations—Nuclear(l)	132,148	130,901
Revenue deferral plan(m)	259,240	220,111
Other regulatory liabilities(n)	1,940	2,560
Total Regulatory Liabilities	$604,032	$566,399
Net Regulatory Assets	$156,567	$165,039

(a)Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 22 years.
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
(e)Represents the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which is expected as early as fall of 2022. Amortization will commence upon retirement of Plant Wansley and end no later than December 31, 2040.
(f)Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized to expense over the life of the units.
(g)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence when Vogtle Unit No. 3 goes in-service.
(h)Effects on net margin for Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and are being amortized over the remaining life of each respective plant.
(i)Represents the accrual of retirement costs associated with long-lived assets for which there are no legal obligations to retire the assets.
(j)Represents collections for future major maintenance costs; revenues are recognized as major maintenance costs are incurred.
(k)Represents collections to fund certain debt payments to be made through the end of 2025 which will be in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants.
(l)Represents the difference in the timing of recognition of decommissioning costs for financial statement purposes versus ratemaking purposes, as well as the deferral of unrealized gains and losses of funds set aside for decommissioning.
(m)Deferred revenues under a rate management program that allows for additional collections over a five-year period which began in 2018. These amounts will be amortized to income and applied to member billings over the subsequent five-year period.
(n)The amortization periods for other regulatory assets range up to 29 years and the amortization periods of other regulatory liabilities range up to 6 years.

(K)Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2026, with the majority of the balance scheduled to be credited by the end of 2023.
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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At March 31, 2021, borrowings under the Additional FFB Note totaled $620,000,000.
At March 31, 2021, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,633,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of March 31, 2021, we have repaid $104,486,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2021, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $238,578,000 for long-term financing of general and environmental improvements at existing plants.
In April 2021, we received an additional $17,853,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of March 31, 2021, our total investment in the additional Vogtle units was approximately $6.3 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated and impacted productivity levels and pace of activity completion. The project faced challenges, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $325 and $415 million (of which our 30% interest is $98 to $125 million) and is included in the project budget. Georgia Power included estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity in the total project capital cost forecast. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
In 2021, Southern Nuclear has been performing additional construction remediation work, primarily related to electrical commodity installations, necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit No. 3. Southern Nuclear is targeting an in-service date for Unit No. 3 of December 2021. The Unit No. 3 schedule is challenged and while the ability to achieve an in-service date by the end of 2021 remains a target for Southern Nuclear, we believe that a delay into the first quarter of 2022 is more likely to occur. Achievement of the November 2022 regulatory in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained.

During the fourth quarter of 2020, Georgia Power established $375 million of additional contingency (of which our 30% share is $112.5 million). Considering the factors above, during the first quarter of 2021, Georgia Power assigned approximately $183 million (of which our 30% interest is $55 million) of that construction contingency to the base capital cost forecast for costs primarily associated with the schedule extension for Unit No. 3 to December 2021, construction productivity, support resources and construction remediation work. During the first quarter of 2021, Georgia Power also established an additional $106 million of construction contingency (of which our 30% share is $32 million). Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through March 31, 2021 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at March 31, 2021	Remaining Project Budget
Construction Costs (1)	$5,614	$4,947	$667
Financing Costs	1,592	1,328	264
Total Costs	$7,206	$6,275	$931

Project-Level Contingency	$90	$—	$90
Oglethorpe-Level Contingency	204	—	204

Total Contingency	$294	$—	$294
Totals	$7,500	$6,275	$1,225

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
With respect to a schedule extension beyond the November 2021 and November 2022 regulatory approved in-service dates for Units No. 3 and No. 4, respectively, the Oglethorpe-level contingency in our current $7.5 billion budget is expected to be sufficient to withstand up to a 4-month delay for Unit No. 3 beyond the regulatory approved in-service date of November 2021 to March 2022 and a 3-month delay for Unit No. 4 beyond the regulatory approved in-service date of November 2022 to February 2023. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. Findings from such inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. On March 15, 2021, the Nuclear Regulatory Commission issued an appealable order denying the Blue Ridge Environmental Defense League’s December 2020 motion to reopen proceedings on its petition challenging a license amendment request. The staff of the Nuclear Regulatory Commission has issued the requested amendment.
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
(N)Measurement of Credit Losses on Financial Instruments. The financial assets we hold that are subject to the new credit losses standard are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.

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
Response to COVID-19
To date, we have been able to successfully navigate the challenges presented by the COVID-19 pandemic and are proud of our associates’ response. As an electric utility, we are deemed part of the nation's critical infrastructure and continued operating during the pandemic to provide electricity to our members and the populations they serve. To protect our associates and the public and to maintain operating capabilities, we implemented applicable business continuity plans, including working remotely where possible; increased cleaning frequency at business locations; implemented applicable safety and health guidelines issued by federal and state officials; and established protocols to maintain generation reliability. In June 2020, we implemented a phased reopening of our corporate offices with new safety protocols intended to reduce the risk of transmission of COVID-19. To date, these measures have been effective in maintaining our critical operations and we continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities. We are encouraged by the progress made regarding distribution of the COVID-19 vaccines; however, the ultimate impact of the pandemic on us and our members remains subject to many factors, including the timing of achieving a sufficient level of vaccinations and the remaining duration and severity of the COVID-19 pandemic and the resulting economic conditions.
Results of Operations
For the Three Months Ended March 31, 2021 and 2020
Net Margin
Our net margins for the three-month period ended March 31, 2021 were $26.0 million compared to $23.2 million for the same period of 2020. Through March 31, 2021, we collected approximately 45% of our targeted net margin of $57.8 million for the year ending December 31, 2021. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2021 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2021 or March 31, 2020. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2020 Form 10-K.
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
The components of member revenues for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2021	2020	% Change
Capacity revenues	$255,824	$259,393	(1.4)%
Energy revenues	120,448	82,120	46.7%
Total	$376,272	$341,513	10.2%
MWh Sales to members	5,245,183	4,542,832	15.5%
Cents/kWh	7.17	7.52	(4.7)%
Member energy requirements supplied	55%	50%	10.0%
Energy revenues from members increased for the three-month period ended March 31, 2021 compared to the same period in 2020 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Fuel Source	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Coal	$15,129	$1,403	978.3%	497,238	22,366	2,123.2%	3.04	6.27	(51.5)%
Nuclear	18,869	16,754	12.6%	2,466,130	2,167,696	13.8%	0.77	0.77	—%
Gas:
Combined Cycle	71,468	50,227	42.3%	2,381,859	2,355,818	1.1%	3.00	2.13	40.8%
Combustion Turbine	2,599	2,772	(6.2)%	56,866	104,036	(45.3)%	4.57	2.66	71.8%
	$108,065	$71,156	51.9%	5,402,093	4,649,916	16.2%	2.00	1.53	30.7%
Total fuel costs increased for the three-month period ended March 31, 2021 compared to the same period in 2020 as a result of a 30.7% increase in the average cost of fuel as well as a 16.2% increase in generation. The increase in average fuel cost was primarily due to higher average natural gas prices during the first quarter of 2021, particularly during February 2021, due to colder than normal weather. Coal-fired generation increased partially as a result of a spike in natural gas prices in February 2021, which made the coal-fired units more economical to run during certain periods. In addition, management of the coal inventory at certain of our coal-fired units also resulted in must-run situations and increased generation at those units. The increase in generation for the three-month period ended March 31, 2021 compared to the same period in 2020 was primarily due to colder temperatures.
Production
Production costs can vary due to the number and extent of maintenance outages in a given year. Production costs decreased for the three-month period ended March 31, 2021 as compared to the same period of 2020 primarily as a result of lower fixed major maintenance outage costs associated with our combined cycle plants.
Interest Charges
Net interest charges decreased slightly as a result of the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of March 31, 2021

Assets
Cash and cash equivalents increased $155.6 million primarily as a result of $238.6 million in Rural Utilities Service-guaranteed Federal Financing Bank loan proceeds received during the three-month period ended March 31, 2021. For information regarding Rural Utilities Service guaranteed loans, see Note L of Notes to Unaudited Consolidated Financial Statements.
Cash used for property additions for the three-month period ended March 31, 2021 totaled $324.2 million. Of this amount, $254.5 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $18.5 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
Long-term investments increased $47.6 million for the three-month period ended March 31, 2021 primarily due to purchases under one of our member rate management programs. Funds collected through the rate management program are invested and held until applied to members' bills. As of March 31, 2021, total amounts invested under the program, including earnings during 2021 were approximately $38.0 million. In addition, funds invested in our internal decommissioning and major maintenance reserve funds were approximately $9.5 million. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. During the first quarter of 2021, we utilized $59.1 million for debt service payments and expect to utilize the remainder of the balance by March 2023. For additional information regarding restricted investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $177.8 million primarily as a result of $238.6 million advanced under the Rural Utilities Service-guaranteed Federal Financing Bank loan. Offsetting this increase was $61.8 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $217.7 million during the three-month period ended March 31, 2021. During this period, total short-term borrowings were $276.8 million and repayments during the period totaled $59.1 million.
Accounts payable decreased $57.8 million during the three-month period ended March 31, 2021. The decrease was primarily due to the application of $32.3 million in credits to our members' bills in the first quarter of 2021 for a board-approved reduction in 2020 revenue in excess of the requirement to meet the 2020 targeted net margin. In addition, there was a $17.1 million reduction in payables due to Georgia Power and a decrease in natural gas transportation payables during the period.
Other current liabilities decreased $31.1 million for the three-month period ended March 31, 2021 primarily as a result of 2020 property taxes, paid when due, during the first quarter of 2021.
Regulatory liabilities increased $41.7 million for the three-month period ended March 31, 2021 primarily due to a $39.1 million increase in the deferral plan associated with one of our member rate management programs. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4 is $7.5 billion, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency. As of March 31, 2021, our total investment in the additional Vogtle units was approximately $6.3 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units

No. 3 and No. 4 reach commercial operation. The Georgia Public Service Commission approved in-service dates for Vogtle Units No. 3 and No. 4 are November 2021 and November 2022, respectively.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who have tested positive for COVID-19, are showing symptoms consistent with COVID-19, are being tested for COVID-19, or have been in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated and impacted productivity levels and pace of activity completion. The project faced challenges, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $325 and $415 million (of which our 30% interest is $98 to $125 million) and is included in the project budget. Georgia Power included estimated costs associated with near-term COVID-19 mitigation actions and related impacts on construction productivity in the total project capital cost forecast. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
In 2021, Southern Nuclear has been performing additional construction remediation work, primarily related to electrical commodity installations, necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit No. 3. Southern Nuclear is targeting an in-service date for Unit No. 3 of December 2021. The Unit No. 3 schedule is challenged and while the ability to achieve an in-service date by the end of 2021 remains a target for Southern Nuclear, we believe that a delay into the first quarter of 2022 is more likely to occur. Achievement of the November 2022 regulatory in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained.
During the fourth quarter of 2020, Georgia Power established $375 million of additional contingency (of which our 30% share is $112.5 million). Considering the factors above, during the first quarter of 2021, Georgia Power assigned approximately $183 million (of which our 30% interest is $55 million) of that construction contingency to the base capital cost forecast for costs primarily associated with the schedule extension for Unit No. 3 to December 2021, construction productivity, support resources and construction remediation work. During the first quarter of 2021, Georgia Power also established an additional $106 million of construction contingency (of which our 30% share is $32 million). Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, was designed to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $7.5 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through March 31, 2021 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at March 31, 2021	Remaining Project Budget
Construction Costs (1)	$5,614	$4,947	$667
Financing Costs	1,592	1,328	264
Total Costs	$7,206	$6,275	$931

Project-Level Contingency	$90	$—	$90
Oglethorpe-Level Contingency	204	—	204

Total Contingency	$294	$—	$294
Totals	$7,500	$6,275	$1,225

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
With respect to a schedule extension beyond the November 2021 and November 2022 regulatory approved in-service dates for Units No. 3 and No. 4, respectively, the Oglethorpe-level contingency in our current $7.5 billion budget is expected to be sufficient to withstand up to a 4-month delay for Unit No. 3 beyond the regulatory approved in-service date of November 2021 to March 2022 and a 3-month delay for Unit No. 4 beyond the regulatory approved in-service date of November 2022 to February 2023. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to assure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. Findings from such inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. On March 15, 2021, the Nuclear Regulatory Commission issued an appealable order denying the Blue Ridge Environmental Defense League’s December 2020 motion to reopen proceedings on its petition challenging a license amendment request. The staff of the Nuclear Regulatory Commission has issued the requested amendment.
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
For additional information regarding Vogtle Units No. 3 and No. 4, see “Item 1—BUSINESS—OUR POWER SUPPLY RESOURCES—Future Power Resources—Plant Vogtle Units No. 3 and No. 4” in our 2020 Form 10-K. For information regarding our financing of the additional Vogtle units, see “Financing Activities—Department of Energy-Guaranteed Loans” and Note L of Notes to Unaudited Consolidated Financial Statements. See “Item 1A—RISK FACTORS” in our 2020 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Effingham Energy Facility
On March 1, 2021, we entered into an agreement to purchase the Effingham Energy Facility, a 511 megawatt natural gas combined cycle facility located in Georgia, from Southeast PowerGen, LLC, an affiliate of the Carlyle Group Inc. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the second quarter of 2021.
Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2020 Form 10-K.
Liquidity
At March 31, 2021, we had $1.5 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $561.1 million in cash and cash equivalents and $1.0 billion available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2021		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$473	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	363	247	'(3)	October 2021
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at March 31, 2021, $601 million was dedicated to support outstanding commercial paper, and $136 million was related to letters of credit issued to support variable rate demand bonds.
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
(3)Of the portion of this facility that was unavailable at March 31, 2021, $114 million related to letters of credit issued to support variable rate demand bonds and $2 million related to letters of credit issued to post collateral to third parties.
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
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $973 million in the aggregate, of which $721.6 million remained available at March 31, 2021. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2021, the required minimum level was $750 million and our actual patronage capital was $1.1 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At March 31, 2021, we had $10.8 billion of secured indebtedness and $601.2 million of unsecured indebtedness outstanding.
At March 31, 2021, we had $433.3 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment.

Financing Activities
First Mortgage Indenture.    At March 31, 2021, we had $10.8 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2020 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At March 31, 2021, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $373.9 million remaining to be advanced. We began borrowing from this loan in January 2021. When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2021, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4.
At March 31, 2021, aggregate Department of Energy-guaranteed borrowings totaled $3.6 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of March 31, 2021, we had repaid $104.5 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $300 million in principal on these loans by November 2022. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.
Combined, this $4.6 billion and the $2.3 billion of debt we have raised in the capital markets represent long-term financing for more than 92% of our $7.5 billion project budget. We expect to raise long-term financing for the remaining amounts in the capital markets.
For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2020 Form 10-K.
Newly Adopted or Issued Accounting Standards
For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks disclosed in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2020 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2020 Form 10-K.

For information about loss contingencies that could have an effect on us, see Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2018-2020).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File – (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 12, 2021	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	May 12, 2021		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)