Form 10-Q
period 2021-06-30
OGLETHORPE POWER CORP
filed 2021-08-11
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
FOR THE QUARTER ENDED JUNE 30, 2021

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

•the direct or indirect effect on our business resulting from cyber or physical attacks on us, our members or third-party service providers, vendors or contractors;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2021 and December 31, 2020

	(dollars in thousands)
	2021	2020
Assets
Electric plant:
In service	$9,404,774	$9,394,112
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,146,724)	(4,968,294)
	4,560,782	4,728,550
Nuclear fuel, at amortized cost	364,270	358,728
Construction work in progress	6,281,164	5,783,579
Total electric plant	11,206,216	10,870,857
Investments and funds:
Nuclear decommissioning trust fund	641,459	598,181
Investment in associated companies	73,099	74,844
Long-term investments	621,377	518,065
Restricted investments	131,576	306,601
Bond purchase fund	245,605	—
Other	30,014	29,189
Total investments and funds	1,743,130	1,526,880
Current assets:
Cash and cash equivalents	399,551	405,511
Restricted short-term investments	246,709	180,986
Receivables	186,532	152,466
Inventories, at average cost	266,630	280,289
Prepayments and other current assets	48,165	33,839
Total current assets	1,147,587	1,053,091
Deferred charges:
Regulatory assets	803,584	731,438
Prepayments to Georgia Power	33,265	37,601
Other	34,432	20,289
Total deferred charges	871,281	789,328
Total assets	$14,968,214	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2021 and December 31, 2020

	(dollars in thousands)

	2021	2020
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$1,111,745	$1,072,642
Long-term debt	10,623,536	10,298,385
Obligation under finance leases	65,207	68,876
Other	27,269	26,861
Total capitalization	11,827,757	11,466,764
Current liabilities:
Long-term debt and finance leases due within one year	269,602	208,649
Short-term borrowings	589,965	383,498
Accounts payable	125,230	162,249
Accrued interest	74,053	72,434
Member power bill prepayments, current	36,148	46,068
Other current liabilities	50,515	68,932
Total current liabilities	1,145,513	941,830
Deferred credits and other liabilities:
Asset retirement obligations	1,160,030	1,135,983
Member power bill prepayments, non-current	88,851	98,113
Regulatory liabilities	722,972	566,399
Other	23,091	31,067
Total deferred credits and other liabilities	1,994,944	1,831,562
Total equity and liabilities	$14,968,214	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2021 and 2020

	(dollars in thousands)

	Three Months		Six Months
	2021	2020	2021	2020
Operating revenues:
Sales to Members	$357,921	$330,768	$734,193	$672,281
Sales to non-Members	206	176	265	337
Total operating revenues	358,127	330,944	734,458	672,618
Operating expenses:
Fuel	113,531	79,596	221,596	150,752
Production	93,477	93,503	198,850	209,634
Depreciation and amortization	67,277	62,588	134,896	124,612
Purchased power	16,866	16,334	33,786	32,947
Accretion	13,941	13,391	27,722	26,626
Total operating expenses	305,092	265,412	616,850	544,571
Operating margin	53,035	65,532	117,608	128,047

Other income:
Investment income	12,130	11,604	24,090	24,538
Other	277	1,892	2,448	3,901
Total other income	12,407	13,496	26,538	28,439

Interest charges:
Interest expense	104,247	101,243	207,726	203,528
Allowance for debt funds used during construction	(54,810)	(51,047)	(108,449)	(102,077)
Amortization of debt discount and expense	2,860	2,670	5,766	5,669
Net interest charges	52,297	52,866	105,043	107,120
Net margin	$13,145	$26,162	$39,103	$49,366
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2021 and 2020

(dollars in thousands)
Balance at December 31, 2019	$1,016,747
Net margin	23,204
Balance at March 31, 2020	$1,039,951
Net margin	26,162
Balance at June 30, 2020	$1,066,113
Balance at December 31, 2020	$1,072,642
Net margin	25,958
Balance at March 31, 2021	$1,098,600
Net margin	13,145
Balance at June 30, 2021	$1,111,745
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2021 and 2020

	(dollars in thousands)
	2021	2020
Cash flows from operating activities:
Net margin	$39,103	$49,366
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	199,649	189,831
Accretion cost	27,722	26,626
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(138)	(251)
Deferred outage costs	(16,581)	(27,507)
Gain on sale of investments	(10,284)	(11,694)
Regulatory deferral of costs associated with nuclear decommissioning	(7,626)	(5,427)
Other	(698)	(1,514)
Change in operating assets and liabilities:
Receivables	(31,535)	(119,414)
Inventories	13,759	(4,003)
Prepayments and other current assets	5,349	(17,423)
Accounts payable	(32,833)	(42,619)
Accrued interest	1,619	(1,032)
Accrued taxes	(8,147)	22,469
Other current liabilities	(8,928)	(15,345)
Member power bill prepayments	(19,182)	(26,431)
Rate management program collections	78,524	81,105
Total adjustments	189,776	46,477
Net cash provided by operating activities	228,879	95,843
Cash flows from investing activities:
Property additions	(603,062)	(659,913)
Activity in nuclear decommissioning trust fund—Purchases	(374,059)	(261,327)
—Proceeds	370,145	257,176
Decrease (increase) in restricted investments	109,302	(13,349)
Activity in other long-term investments—Purchases	(227,706)	(180,340)
—Proceeds	129,594	110,335
Other	8,663	11,880
Net cash used in investing activities	(587,123)	(735,538)
Cash flows from financing activities:
Long-term debt proceeds	503,431	1,377,089
Long-term debt payments	(123,520)	(1,000,543)
Increase in short-term borrowings, net	206,467	193,620
Other	11,511	(7,229)
Net cash provided by financing activities	597,889	562,937
Net increase (decrease) in cash and cash equivalents	239,645	(76,758)
Cash and cash equivalents at beginning of period	405,511	448,612
Cash and cash equivalents at end of period	$645,156	$371,854
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$96,832	$101,711
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$(399)	$—
Accrued property additions at end of period	$70,537	$112,213
Bond purchase fund included in cash and cash equivalents at end of period	$245,605	$—
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and six-month periods ended June 30, 2021 and 2020. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of results to be expected for the full year. As noted in our 2020 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2020 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$218,215	$218,215	$—	$—
International equity trust	126,812	—	126,812	—
Corporate bonds and debt	90,406	—	89,917	489
US Treasury securities	59,569	59,569	—	—
Mortgage backed securities	42,658	—	42,658	—
Domestic mutual funds	76,373	76,373	—	—
Municipal bonds	1,127	—	1,127	—
Federal agency securities	11,149	—	11,149	—
Non-US Gov't bonds & private placements	2,586	—	2,586	—
Other	12,564	12,564	—	—
Long-term investments:
International equity trust	33,003	—	33,003	—
Corporate bonds and debt	24,636	—	24,322	314
US Treasury securities	14,304	14,304	—	—
Mortgage backed securities	12,039	—	12,039	—
Domestic mutual funds	244,150	244,150	—	—
Federal agency securities	361	—	361	—
Treasury STRIPS	285,562	—	285,562	—
Other	7,322	7,322	—	—
Natural gas swaps	36,723	—	36,723	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$198,325	$198,325	$—	$—
International equity trust	120,645	—	120,645	—
Corporate bonds and debt	98,129	—	97,788	341
US Treasury securities	46,963	46,963	—	—
Mortgage backed securities	45,039	—	45,039	—
Domestic mutual funds	70,813	70,813	—	—
Municipal bonds	1,362	—	1,362	—
Federal agency securities	6,054	—	6,054	—
Other	10,851	7,720	3,131	—
Long-term investments:
International equity trust	31,378	—	31,378	—
Corporate bonds and debt	29,870	—	29,661	209
US Treasury securities	7,437	7,437	—	—
Mortgage backed securities	11,432	—	11,432	—
Domestic mutual funds	224,536	224,536	—	—
Federal agency securities	537	—	537	—
Treasury STRIPS	209,165	—	209,165	—
Other	3,710	3,710	—	—
Natural gas swaps	10,248	—	10,248	—

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
The estimated fair values of our long-term debt, including current maturities at June 30, 2021 and December 31, 2020 were as follows:

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,003,032	$12,920,247	$10,619,826	$13,161,146

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of June 30, 2021 and December 31, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2021, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At June 30, 2021 and December 31, 2020, the estimated fair values of our natural gas contracts were net assets of approximately $36,723,000 and net liabilities of approximately $10,248,000, respectively.
As of June 30, 2021 and December 31, 2020, neither we nor any counterparties were required to post credit support or collateral under the natural gas swap agreements.

The following table reflects the notional volume of our natural gas derivatives as of June 30, 2021 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2021	15.9
2022	24.1
2023	23.7
2024	22.0
2025	19.0
2026	10.3
Total	115.0
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2021 and December 31, 2020.

	Balance Sheet Location	Fair Value
		2021	2020
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$19,897	$222
Natural gas swaps	Other deferred charges	$16,826	$—

Liabilities:
Natural gas swaps	Other current liabilities	$—	$2,305
Natural gas swaps	Other deferred credits	$—	$8,165
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and six months ended June 30, 2021 and 2020.

	Statement of Revenues and Expenses Location	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(dollars in thousands)
Natural gas swaps gains	Fuel	$2,297	$—	$2,398	$—
Natural gas swaps losses	Fuel	(67)	(7,141)	(1,311)	(11,593)
Total		$2,230	$(7,141)	$1,087	$(11,593)
The following table presents the unrealized gains and losses on derivative instruments deferred on the balance sheet at June 30, 2021 and December 31, 2020.

	Balance Sheet Location	2021	2020
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$—	$10,248
	Regulatory liability	$36,723	$—
Total		$36,723	$10,248

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of June 30, 2021 and December 31, 2020.

	Gross Unrealized
	(dollars in thousands)
June 30, 2021	Cost	Gains	Losses	Fair Value
Equity	$259,056	$261,966	$(4,346)	$516,676
Debt	720,634	8,859	(3,219)	726,274
Other	19,886	—	—	19,886
Total	$999,576	$270,825	$(7,565)	$1,262,836

	Gross Unrealized
	(dollars in thousands)
December 31, 2020	Cost	Gains	Losses	Fair Value
Equity	$262,564	$219,658	$(8,127)	$474,095
Debt	613,271	18,090	(641)	630,720
Other	11,431	—	—	11,431
Total	$887,266	$237,748	$(8,768)	$1,116,246
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the six-month periods ended June 30, 2021 and 2020, we provided approximately 59% and 55% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2021, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of June 30, 2021 and June 30, 2020, we recognized refund liabilities totaling

$4,500,000 and $5,850,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)

	2021	2020	2021	2020
Capacity revenues	$232,431	$240,256	$488,255	$499,649
Energy revenues	125,490	90,512	245,938	172,632
Total	$357,921	$330,768	$734,193	$672,281
Member energy requirements supplied	62%	59%	59%	55%

Receivables from contracts with our members at June 30, 2021 and December 31, 2020 were $158,121,000 and $135,462,000, respectively.
Sales to non-members during the three and six months ended June 30, 2021 and 2020 were insignificant.
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
We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the six months ended June 30, 2021 and 2020 were $7,729,000 and $7,893,000, respectively. The cumulative amount billed since inception of the program totaled $103,672,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the six months ended June 30, 2021 and 2020 were $80,087,000 and $60,939,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $294,127,000.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and six months ended June 30, 2021 and 2020 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	June 30, 2021	December 31, 2020
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(264,970)	(262,774)
Total finance lease assets	$37,762	$39,958
Lease liabilities—Finance leases
Obligations under finance leases	$65,207	$68,876
Long-term debt and finance leases due within one year	7,146	6,773
Total finance lease liabilities	$72,353	$75,649

Classification	June 30, 2021	December 31, 2020
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$2,790	$3,283
Total operating lease assets	$2,790	$3,283
Lease liabilities—Operating leases
Capitalization—Other	$1,970	$2,388
Other current liabilities	914	990
Total operating lease liabilities	$2,884	$3,378

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,517	$1,344	$3,033	$2,688
Interest on lease liabilities	Interest expense	2,044	2,217	4,088	4,434
Operating lease cost:	Inventory(1) & production expense	269	272	539	795
Total leased cost		$3,830	$3,833	$7,660	$7,917

(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2021	December 31, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	7.38	7.86
Operating leases	7.57	7.27
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.68%	4.63%

	Six months ended
	June 30, 2021	June 30, 2020
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,180	$4,516
Operating cash flows from operating leases	$539	$950
Financing cash flows from finance leases	$3,295	$2,959
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,227
Maturity analysis of our finance and operating lease liabilities as of June 30, 2021 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2021	$7,474	$580	$8,054
2022	14,949	929	15,878
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
Thereafter	40,582	1,011	41,593
Total lease payments	$107,852	$3,534	$111,386
Less: imputed interest	(35,499)	(650)	(36,149)
Present value of lease liabilities	$72,353	$2,884	$75,237
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease income	$1,606	$1,542	$3,203	$3,090

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
(I)Restricted Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. Beginning October 1, 2020, deposits earn interest at 4% per annum and beginning October 1, 2021, the rates will be set at the 1-year floating treasury rate. The program no longer allows additional funds to be deposited into the account. At June 30, 2021 and December 31, 2020, we had restricted investments totaling $378,285,000 and $487,587,000, respectively, of which $131,576,000 and $306,601,000, respectively, were classified as long-term.
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

The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets as of June 30, 2021 and December 31, 2020.

	2021	2020
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$33,293	$35,433
Amortization of financing leases(b)	34,930	35,328
Outage costs(c)	34,440	35,232
Asset retirement obligations—Ashpond and other(k)	236,744	242,832
Depreciation expense - other(d)	37,684	38,396
Depreciation expense - Plant Wansley(e)	94,075	—
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,760	55,430
Interest rate options cost(g)	129,182	126,813
Deferral of effects on net margin—Smith Energy Facility(h)	145,647	148,620
Other regulatory assets(o)	1,829	13,354
Total Regulatory Assets	$803,584	$731,438
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$18,755	$20,054
Deferral of effects on net margin—Hawk Road Energy Facility(h)	17,561	17,869
Major maintenance reserve(j)	47,386	39,776
Amortization of financing leases(b)	9,907	11,356
Deferred debt service adder(k)	130,768	123,772
Asset retirement obligations—Nuclear(l)	161,049	130,901
Revenue deferral plan(m)	299,082	220,111
Natural gas hedges(n)	36,723	—
Other regulatory liabilities(o)	1,741	2,560
Total Regulatory Liabilities	$722,972	$566,399
Net Regulatory Assets	$80,612	$165,039

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
(g)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence when Vogtle Unit No. 3 is placed in service.
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
(n)Represents deferral associated with unrealized gains on our natural gas hedges.

(o)The amortization periods for other regulatory assets range up to 29 years and the amortization periods of other regulatory liabilities range up to 6 years.

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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At June 30, 2021, borrowings under the Additional FFB Note totaled $867,000,000.
At June 30, 2021, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,880,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of June 30, 2021, we have repaid $126,313,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
Advances under the Additional FFB Note may be requested on a quarterly basis through November 30, 2023.
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
b)Rural Utilities Service Guaranteed Loans:
For the six-month period ended June 30, 2021, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $256,431,000 for long-term financing of general and environmental improvements at existing plants.
In July 2021, we received an additional $14,094,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Pollution Control Revenue Bonds:
On July 16, 2021, we gave unconditional notice to redeem $245.6 million of Series 2009 and 2010 pollution control revenue bonds in August 2021. At June 30, 2021, these bonds were classified as long-term debt. Cash and cash equivalents designated to redeem the bonds were classified as a non-current asset within the bond purchase fund line item of the unaudited consolidated balance sheets. Total cash and cash equivalents of $645,156,000, as shown on our consolidated statement of cash flows, include the cash and cash equivalents and bond purchase fund line items, of $399,551,000 and $245,605,000, respectively, within our unaudited consolidated balance sheets.

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
As of June 30, 2021, our total investment for our 30% interest in the additional Vogtle units was approximately $6.5 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated and impacted productivity levels and pace of activity completion. The project faced challenges, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.
In 2021, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit No. 3. Hot functional testing for Unit No. 3 was completed in July 2021. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates and Georgia Power has disclosed that it projects an in-service date for Unit No. 3 in the second quarter of 2022. Our current budget reflects our expectation of an in-service date for Unit No. 3 in June 2022.
As a result of productivity challenges, at the end of the second quarter 2021, Southern Nuclear also further extended milestone dates for Unit No. 4 and Georgia Power has disclosed that it projects an in-service date in the first quarter of

2023. The in-service date for Unit No. 4 primarily depends on overall construction productivity as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. While Georgia Power has disclosed that it projects an in-service date in the first quarter of 2023, we believe that a delay into the second quarter of 2023 is more likely and our current budget anticipates an in-service date for Unit No. 4 in June 2023.
During the fourth quarter of 2020, Georgia Power established $375 million of additional contingency (of which our 30% share was $112.5 million). As of March 31, 2021, Georgia Power assigned approximately $183 million (of which our 30% interest was $55 million) of that construction contingency to the base capital cost forecast for costs primarily associated with the schedule extension for Unit No. 3 to December 2021, construction productivity, support resources and construction remediation work. During the first quarter of 2021, Georgia Power also established an additional $106 million of construction contingency (of which our 30% share was $32 million). Considering the factors above, during the second quarter of 2021, the remaining previously established project-level contingency of approximately $300 million (of which our 30% interest was $90 million) and an additional $746 million (of which our 30% interest is $224 million) was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units No. 3 and No. 4 described above, construction remediation work for Unit No. 3, and construction productivity and support resources for Units No. 3 and No. 4. Georgia Power also established an additional $260 million of construction contingency (of which our 30% interest is $78 million) to replenish the project-level construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $352 million and $442 million (of which our 30% interest is $106 million to $133 million) and is included in the project budget.
As a result of the above mentioned challenges, we have increased our budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, from $7.5 billion to $8.25 billion. Our revised budget is based on commercial operation dates of June 2022 and June 2023 for Units No. 3 and No. 4, respectively. Separate from the contingency amounts, our revised budget includes approximately $80 million of construction, financing and owner's costs to cover three additional months of construction for Unit No. 4 compared to the assumptions reflected in Georgia Power’s project budget.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $8.25 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through June 30, 2021 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at June 30, 2021	Remaining Project Budget
Construction Costs (1)	$6,013	$5,145	$868
Financing Costs	1,735	1,385	350
Total Costs	$7,748	$6,530	$1,218

Project-Level Contingency	$78	$—	$78
Oglethorpe-Level Contingency	424	—	424

Total Contingency	$502	$—	$502
Totals	$8,250	$6,530	$1,720

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.

The Oglethorpe-level contingency in our current budget is expected to be sufficient to cover delays up to three months on each unit beyond our assumed in-service dates of June 2022 and June 2023 for Unit No. 3 and Unit No. 4, respectively. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that ongoing or future challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), including the spent fuel pools, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. In June 2021, the Nuclear Regulatory Commission began a special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. On March 15, 2021, the Nuclear Regulatory Commission denied the Blue Ridge Environmental Defense League's December 2020 motion to reopen proceedings on its petition challenging a requested license amendment which had been issued by the Nuclear Regulatory Commission staff.
Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, have arisen or may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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

(O)     Subsequent events. On July 8, 2021, we completed the previously announced acquisition of Effingham County Power, LLC, which owns the Effingham Energy Facility located near Savannah, Georgia, from Effingham County Power Holdings, LLC, an affiliate of the Carlyle Group, Inc. The facility consists of a natural gas-fired combined cycle unit with an aggregate summer planning reserve generation capacity of approximately 511 megawatts. The purchase price was $232,500,000, including working capital and other closing adjustments.
We financed the acquisition on an interim basis through the issuance of commercial paper. We have submitted a loan application to the Rural Utilities Service for long-term financing of this acquisition. For any amounts not funded through the Rural Utilities Service, we intend to issue taxable bonds. We expect that any financing from the Rural Utilities Service or through taxable bonds will be secured under our first mortgage indenture.

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
Response to COVID-19
To date, we have successfully navigated the challenges presented by the COVID-19 pandemic and are proud of our associates’ response. As an electric utility, we are deemed part of the nation's critical infrastructure and continued operating during the pandemic to provide electricity to our members and the populations they serve. In June 2021, we completed the reopening of our corporate offices with new safety protocols intended to reduce the risk of transmission of COVID-19. We continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities. We are encouraged by the progress made regarding distribution of the COVID-19 vaccines; however, the ultimate impact of the pandemic on us and our members remains subject to many factors, including the timing of achieving a sufficient level of vaccinations and the remaining duration and severity of the COVID-19 pandemic and the resulting economic conditions.
Results of Operations
For the Three and Six Months Ended June 30, 2021 and 2020
Net Margin
Our net margins for the three-month and six-month periods ended June 30, 2021 were $13.1 million and $39.1 million compared to $26.2 million and $49.4 million for the same periods of 2020. Through June 30, 2021, we collected approximately 68% of our targeted net margin of $57.8 million for the year ending December 31, 2021. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2021 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $4.5 million and $5.9 million as of June 30, 2021 and June 30, 2020, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2020 Form 10-K.
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
The components of member revenues for the three-month and six-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)
	2021	2020	% Change	2021	2020	% Change
Capacity revenues	$232,431	$240,256	(3.3)%	$488,255	$499,649	(2.3)%
Energy revenues	125,490	90,512	38.6%	245,938	172,632	42.5%
Total	$357,921	$330,768	8.2%	$734,193	$672,281	9.2%
MWh Sales to members	5,915,026	5,338,468	10.8%	11,160,209	9,881,300	12.9%
Cents/kWh	6.05	6.20	(2.4)%	6.58	6.80	(3.2)%
Member energy requirements supplied	62%	59%	5.1%	59%	55%	7.3%
Energy revenues from members increased for the three-month and six-month periods ended June 30, 2021 compared to the same period in 2020 primarily due to the recovery of fuel costs. The increase in megawatt-hours sold to members also contributed to the increase in energy revenues. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Fuel Source	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Coal	$20,548	$3,513	484.9%	526,944	75,247	600.3%	3.90	4.67	(16.5)%
Nuclear	20,135	19,772	1.8%	2,628,568	2,538,129	3.6%	0.77	0.78	(1.3)%
Gas:
Combined Cycle	59,784	45,955	30.1%	2,608,966	2,523,734	3.4%	2.29	1.82	25.8%
Combustion Turbine	13,064	10,356	26.1%	326,873	349,794	(6.6)%	4.00	2.96	35.1%
	$113,531	$79,596	42.6%	6,091,351	5,486,904	11.0%	1.86	1.45	28.3%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Fuel Source	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Coal	$35,677	$4,916	625.7%	1,024,182	97,613	949.2%	3.48	5.04	(31.0)%
Nuclear	39,004	36,526	6.8%	5,094,698	4,705,825	8.3%	0.77	0.78	(1.3)%
Gas:
Combined Cycle	131,252	96,182	36.5%	4,990,825	4,879,552	2.3%	2.63	1.97	33.5%
Combustion Turbine	15,663	13,128	19.3%	383,739	453,830	(15.4)%	4.08	2.89	41.2%
	$221,596	$150,752	47.0%	11,493,444	10,136,820	13.4%	1.93	1.49	29.5%

Total fuel costs increased for the three-month and six-month periods ended June 30, 2021 compared to the same periods in 2020 as a result of an increase in the average cost of fuel as well as an increase in generation. The increase in average fuel cost was primarily due to higher average natural gas prices in 2021, particularly during February 2021 as a result of colder than normal weather. Coal-fired generation increased primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be more economical. In addition, management of the coal inventory at certain of our coal-fired units resulted in must-run situations and increased generation at those units. The overall increase in generation for the three-month and six-month periods ended June 30, 2021 compared to the same periods in 2020 was largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices, as well as must-run conditions.
Production
Production costs can vary due to the number and extent of maintenance outages in a given year. Production costs decreased for the six-month period ended June 30, 2021 as compared to the same period of 2020 primarily as a result of lower fixed major maintenance outage costs at our combined cycle plants partially offset by higher fixed major maintenance outage costs at our combustion turbine plants and higher fixed operational costs at our nuclear plants. Production costs remained relatively unchanged for the comparable three-month periods.
Interest Charges
Net interest charges decreased slightly for the three-month and six-month periods ended June 30, 2021 as compared to the same periods of 2020 as a result of the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of June 30, 2021
Assets
Cash used for property additions for the six-month period ended June 30, 2021 totaled $603.1 million. Of this amount, $496.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $40.3 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
Nuclear decommissioning trust fund investments increased $43.3 million for the six-month period ended June 30, 2021 due to a $30.2 million increase in the fair value of the investments and $13.1 million in investment earnings.
Long-term investments increased $103.3 million for the six-month period ended June 30, 2021 primarily due to purchases under one of our member rate management programs. Funds collected through this rate management program are invested and held until applied to members' bills. As of June 30, 2021, total amounts invested under this program, including earnings, during 2021 were $78.5 million. In addition, funds invested, including earnings, during 2021 in our internal decommissioning and coal ash remediation funds were $17.6 million. Unrealized gains on our long-term investments also increased by $4.1 million. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
The bond purchase fund consists of cash and cash equivalents designated to redeem $245.6 million of pollution control revenue bonds in August 2021. For additional information regarding the bond purchase fund, see Note L of Notes to Unaudited Consolidated Financial Statements and "—Liquidity."
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. During the six-month period ended June 30, 2021, we utilized $118.4 million for debt service payments and expect to utilize the remainder of the balance through 2023. For additional information regarding restricted investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
Regulatory assets increased $72.1 million largely as a result of a $94.1 million increase in the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which is expected as early as fall of 2022. This increase was partially offset by a $10.2 million decrease in unrealized losses on our natural gas hedges.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $386.1 million primarily as a result of a $247.0 million advance under the Department of Energy loan guarantee and $256.4 million in advances under the Rural Utilities Service-guaranteed Federal Financing Bank loan. Offsetting this increase was $123.5 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.

Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $206.5 million during the six-month period ended June 30, 2021. During this period, total short-term borrowings were $571.9 million and repayments totaled $365.4 million.
Accounts payable decreased $37.0 million during the six-month period ended June 30, 2021. The decrease was primarily due to applying $32.3 million in credits to our members' bills in the first quarter of 2021 for a board-approved reduction in 2020 revenue in excess of the requirement to meet the 2020 targeted net margin. In addition, there was a $21.7 million reduction in payables due to Georgia Power offset by a $9.1 million increase in natural gas transportation payables.
Regulatory liabilities increased $156.6 million for the six-month period ended June 30, 2021 primarily due to a $79.0 million increase in the deferral plan associated with one of our member rate management programs. In addition, there was a $36.7 million increase associated with unrealized gains on our natural gas hedges and a $30.1 million increase associated with deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
As of June 30, 2021, our total investment for our 30% interest in the additional Vogtle units was approximately $6.5 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated and impacted productivity levels and pace of activity completion. The project faced challenges, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.

In 2021, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing and fuel load for Unit No. 3. Hot functional testing for Unit No. 3 was completed in July 2021. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates and Georgia Power has disclosed that it projects an in-service date for Unit No. 3 in the second quarter of 2022. Our current budget reflects our expectation of an in-service date for Unit No. 3 in June 2022.
As a result of productivity challenges, at the end of the second quarter 2021 Southern Nuclear also further extended milestone dates for Unit No. 4 and Georgia Power disclosed that it projects an in-service date in the first quarter of 2023. The in-service date for Unit No. 4 primarily depends on overall construction productivity as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. While Georgia Power has disclosed that it projects an in-service date in the first quarter of 2023, we believe that a delay into the second quarter of 2023 is more likely and our current budget anticipates an in-service date for Unit No. 4 in June 2023.
During the fourth quarter of 2020, Georgia Power established $375 million of additional contingency (of which our 30% share was $112.5 million). As of March 31, 2021, Georgia Power assigned approximately $183 million (of which our 30% interest was $55 million) of that construction contingency to the base capital cost forecast for costs primarily associated with the schedule extension for Unit No. 3 to December 2021, construction productivity, support resources and construction remediation work. During the first quarter of 2021, Georgia Power also established an additional $106 million of construction contingency (of which our 30% share was $32 million). Considering the factors above, during the second quarter of 2021, the remaining previously established project-level contingency of approximately $300 million (of which our 30% interest was $90 million) and an additional $746 million (of which our 30% interest is $224 million) was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units No. 3 and No. 4 described above, construction remediation work for Unit No. 3, and construction productivity and support resources for Units No. 3 and No. 4. Georgia Power also established an additional $260 million of construction contingency (of which our 30% interest in $78 million) to replenish the project-level construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $352 million and $442 million (of which our 30% interest is $106 million to $133 million) and is included in the project budget.
As a result of the above mentioned challenges, we have increased our budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, from $7.5 billion to $8.25 billion. Our revised budget is based on commercial operation dates of June 2022 and June 2023 for Units No. 3 and No. 4, respectively. Separate from the contingency amounts, our revised budget includes approximately $80 million of construction, financing and owner's costs to cover three additional months of construction for Unit No. 4 compared to the assumptions reflected in Georgia Power’s project budget.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $8.25 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through June 30, 2021 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at June 30, 2021	Remaining Project Budget
Construction Costs (1)	$6,013	$5,145	$868
Financing Costs	1,735	1,385	350
Total Costs	$7,748	$6,530	$1,218

Project-Level Contingency	$78	$—	$78
Oglethorpe-Level Contingency	424	—	424

Total Contingency	$502	$—	$502
Totals	$8,250	$6,530	$1,720

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
The Oglethorpe-level contingency in our current budget is expected to be sufficient to cover delays up to three months on each unit beyond our assumed in-service dates of June 2022 and June 2023 for Unit No. 3 and Unit No. 4, respectively. Any further delays beyond these extended dates are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
As construction, including subcontract work, continues and testing and system turnover activities increase, risks remain that ongoing or future challenges with management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; procurement, fabrication, delivery, assembly, installation, system turnover, and the initial testing and start-up, including any required engineering changes or any remediation related thereto, of plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale), including the spent fuel pools, any of which may require additional labor and/or materials; or other issues could arise and further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. In June 2021, the Nuclear Regulatory Commission began a special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. On March 15, 2021, the Nuclear Regulatory Commission denied the Blue Ridge Environmental Defense League's December 2020 motion to reopen proceedings on its petition challenging a requested license amendment which had been issued by the Nuclear Regulatory Commission staff.
Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, have arisen or may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
Effingham Energy Facility
On July 8, 2021, we completed the previously announced acquisition of Effingham County Power, LLC, which owns the Effingham Energy Facility located near Savannah, Georgia, from Effingham County Power Holdings, LLC, an affiliate of the Carlyle Group, Inc. The facility consists of a natural gas-fired combined cycle unit with an aggregate summer planning reserve generation capacity of approximately 511 megawatts. The purchase price was $232.5 million, including working capital and other closing adjustments.
We financed the acquisition on an interim basis through the issuance of commercial paper. We have submitted a loan application to the Rural Utilities Service for long-term financing of this acquisition. For any amounts not funded through the Rural Utilities Service, we intend to issue taxable bonds. We expect that any financing from the Rural Utilities Service or through taxable bonds will be secured under our first mortgage indenture.
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
Liquidity
At June 30, 2021, we had $1.6 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $399.6 million in cash and cash equivalents, $245.6 million of unrestricted cash in the bond purchase fund, and $982 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available June 30, 2021		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$485	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	363	247	'(3)	October 2021	October 2021(4)
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)Of the portion of this facility that was unavailable at June 30, 2021, $590 million was dedicated to support outstanding commercial paper, and $136 million was related to letters of credit issued to support variable rate demand bonds that will be redeemed in August 2021.
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
(3)Of the portion of this facility that was unavailable at June 30, 2021, $114 million related to letters of credit issued to support variable rate demand bonds that will be redeemed in August 2021 and $2 million related to letters of credit issued to post collateral to third parties.
(4)We are discussing extending the line of credit with JPMorgan Chase Bank prior to its expiration in October 2021.

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
Under our unsecured committed lines of credit, we have the ability to issue letters of credit totaling $973 million in the aggregate, of which $721.1 million remained available at June 30, 2021. However, amounts related to issued letters of credit reduce the amount that would otherwise be available to draw for working capital needs. Also, due to the requirement to have 100% dedicated backup for any commercial paper outstanding, any amounts drawn under our committed credit facilities for working capital or related to issued letters of credit will reduce the amount of commercial paper that we can issue. The majority of our outstanding letters of credit are for the purpose of providing credit enhancement on variable rate demand bonds.
Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2021, the required minimum level was $750 million and our actual patronage capital was $1.1 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At June 30, 2021, we had $11.0 billion of secured indebtedness and $590.0 million of unsecured indebtedness outstanding.
At June 30, 2021, we had $378.3 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment.
Financing Activities
First Mortgage Indenture.    At June 30, 2021, we had $11.0 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2020 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At June 30, 2021, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $359.8 million remaining to be advanced. We began borrowing from this loan in January 2021. When advanced, the debt will be secured under our first mortgage indenture.

As of June 30, 2021, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans that is secured under our first mortgage indenture.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4.
At June 30, 2021, aggregate Department of Energy-guaranteed borrowings totaled $3.9 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of June 30, 2021, we had repaid $126.3 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $394 million in principal on these loans by June 2023. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.
Combined, this $4.6 billion and the $2.3 billion of debt we have raised in the capital markets represent long-term financing for more than 84% of our $8.25 billion project budget. We expect to raise long-term financing for the remaining amounts in the capital markets.
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
Item 4.    Controls and Procedures
As of June 30, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	August 11, 2021	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	August 11, 2021		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)