Form 10-Q
period 2021-09-30
OGLETHORPE POWER CORP
filed 2021-11-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2021 and December 31, 2020

	(dollars in thousands)
	2021	2020
Assets
Electric plant:
In service	$9,790,913	$9,394,112
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,397,418)	(4,968,294)
	4,696,227	4,728,550
Nuclear fuel, at amortized cost	365,685	358,728
Construction work in progress	6,534,429	5,783,579
Total electric plant	11,596,341	10,870,857
Investments and funds:
Nuclear decommissioning trust fund	635,958	598,181
Investment in associated companies	73,099	74,844
Long-term investments	678,704	518,065
Restricted investments	73,400	306,601
Other	30,441	29,189
Total investments and funds	1,491,602	1,526,880
Current assets:
Cash and cash equivalents	452,943	405,511
Restricted short-term investments	246,580	180,986
Receivables	205,128	152,466
Inventories, at average cost	237,018	280,289
Prepayments and other current assets	94,370	33,839
Total current assets	1,236,039	1,053,091
Deferred charges:
Regulatory assets	898,117	731,438
Prepayments to Georgia Power	34,859	37,601
Other	59,208	20,289
Total deferred charges	992,184	789,328
Total assets	$15,316,166	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2021 and December 31, 2020

	(dollars in thousands)

	2021	2020
Equity and Liabilities
Capitalization:
Patronage capital and membership fees	$1,120,652	$1,072,642
Long-term debt	10,330,910	10,298,385
Obligation under finance leases	65,207	68,876
Other	27,402	26,861
Total capitalization	11,544,171	11,466,764
Current liabilities:
Long-term debt and finance leases due within one year	263,010	208,649
Short-term borrowings	1,023,374	383,498
Accounts payable	159,712	162,249
Accrued interest	78,276	72,434
Member power bill prepayments, current	26,207	46,068
Other current liabilities	82,285	68,932
Total current liabilities	1,632,864	941,830
Deferred credits and other liabilities:
Asset retirement obligations	1,214,467	1,135,983
Member power bill prepayments, non-current	86,492	98,113
Regulatory liabilities	816,229	566,399
Other	21,943	31,067
Total deferred credits and other liabilities	2,139,131	1,831,562
Total equity and liabilities	$15,316,166	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2021 and 2020

	(dollars in thousands)

	Three Months		Nine Months
	2021	2020	2021	2020
Operating revenues:
Sales to members	$437,240	$365,937	$1,171,433	$1,038,218
Sales to non-members	23,582	302	23,847	639
Total operating revenues	460,822	366,239	1,195,280	1,038,857
Operating expenses:
Fuel	214,681	131,925	436,277	282,677
Production	99,321	94,071	298,171	303,705
Depreciation and amortization	69,758	61,758	204,654	186,370
Purchased power	16,920	16,419	50,706	49,366
Accretion	14,117	14,204	41,839	40,830
Total operating expenses	414,797	318,377	1,031,647	862,948
Operating margin	46,025	47,862	163,633	175,909

Other income:
Investment income	12,299	11,672	36,389	36,210
Other	2,516	1,832	4,964	5,733
Total other income	14,815	13,504	41,353	41,943

Interest charges:
Interest expense	105,201	101,600	312,927	305,128
Allowance for debt funds used during construction	(56,179)	(51,518)	(164,628)	(153,595)
Amortization of debt discount and expense	2,911	2,813	8,677	8,482
Net interest charges	51,933	52,895	156,976	160,015
Net margin	$8,907	$8,471	$48,010	$57,837
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2021 and 2020

(dollars in thousands)
Balance at December 31, 2019	$1,016,747
Net margin	23,204
Balance at March 31, 2020	$1,039,951
Net margin	26,162
Balance at June 30, 2020	$1,066,113
Net margin	8,471
Balance at September 30, 2020	$1,074,584
Balance at December 31, 2020	$1,072,642
Net margin	25,958
Balance at March 31, 2021	$1,098,600
Net margin	13,145
Balance at June 30, 2021	$1,111,745
Net margin	8,907
Balance at September 30, 2021	$1,120,652
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2021 and 2020

	(dollars in thousands)
	2021	2020
Cash flows from operating activities:
Net margin	$48,010	$57,837
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	297,976	278,872
Accretion cost	41,839	40,830
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(267)	(306)
Deferred outage costs	(27,163)	(36,502)
Gain on sale of investments	(11,665)	(14,122)
Regulatory deferral of costs associated with nuclear decommissioning	(15,592)	(11,482)
Other	(639)	(2,566)
Change in operating assets and liabilities:
Receivables	(51,283)	(22,751)
Inventories	46,686	3,836
Prepayments and other current assets	(6,199)	(30,914)
Accounts payable	(4,487)	(28,764)
Accrued interest	5,842	10,483
Accrued taxes	6,788	35,004
Other current liabilities	522	(16,433)
Member power bill prepayments	(31,482)	(56,975)
Rate management program collections	117,600	114,006
Total adjustments	367,135	260,875
Net cash provided by operating activities	415,145	318,712
Cash flows from investing activities:
Property additions	(891,162)	(983,902)
Plant acquisition	(233,156)	—
Activity in nuclear decommissioning trust fund—Purchases	(556,879)	(393,369)
—Proceeds	550,956	387,277
Decrease (increase) in restricted investments	167,607	(7,282)
Activity in other long-term investments—Purchases	(340,877)	(285,842)
—Proceeds	184,083	136,476
Other	8,139	9,075
Net cash used in investing activities	(1,111,289)	(1,137,567)
Cash flows from financing activities:
Long-term debt proceeds	517,524	2,045,685
Long-term debt payments	(440,548)	(1,274,196)
Increase (decrease) in short-term borrowings, net	639,876	(16,255)
Other	30,124	(1,123)
Net cash provided by financing activities	746,976	754,111
Net increase (decrease) in cash, cash equivalents and restricted cash	50,832	(64,744)
Cash, cash equivalents and restricted cash at beginning of period	405,511	448,612
Cash, cash equivalents and restricted at end of period	$456,343	$383,868
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$141,206	$139,878
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$42,964	$22,086
Accrued property additions at end of period	$71,443	$94,365
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of results to be expected for the full year. As noted in our 2020 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2020 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$225,255	$225,255	$—	$—
International equity trust	142,018	—	142,018	—
Corporate bonds and debt	78,874	—	78,306	568
US Treasury securities	54,212	54,212	—	—
Mortgage backed securities	33,712	—	33,712	—
Domestic mutual funds	74,861	74,861	—	—
Municipal bonds	1,130	—	1,130	—
Federal agency securities	9,792	—	9,792	—
Non-US Gov't bonds & private placements	2,696	—	2,696	—
Other	13,408	13,408	—	—
Long-term investments:
International equity trust	35,015	—	35,015	—
Corporate bonds and debt	15,590	—	15,272	318
US Treasury securities	13,440	13,440	—	—
Mortgage backed securities	11,582	—	11,582	—
Domestic mutual funds	271,354	271,354	—	—
Federal agency securities	290	—	290	—
Treasury STRIPS	325,398	—	325,398	—
Other	6,035	6,035	—	—
Natural gas swaps	93,930	—	93,930	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$198,325	$198,325	$—	$—
International equity trust	120,645	—	120,645	—
Corporate bonds and debt	98,129	—	97,788	341
US Treasury securities	46,963	46,963	—	—
Mortgage backed securities	45,039	—	45,039	—
Domestic mutual funds	70,813	70,813	—	—
Municipal bonds	1,362	—	1,362	—
Federal agency securities	6,054	—	6,054	—
Other	10,851	7,720	3,131	—
Long-term investments:
International equity trust	31,378	—	31,378	—
Corporate bonds and debt	29,870	—	29,661	209
US Treasury securities	7,437	7,437	—	—
Mortgage backed securities	11,432	—	11,432	—
Domestic mutual funds	224,536	224,536	—	—
Federal agency securities	537	—	537	—
Treasury STRIPS	209,165	—	209,165	—
Other	3,710	3,710	—	—
Natural gas swaps	10,248	—	10,248	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2021 and December 31, 2020 were as follows:

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$10,700,098	$12,568,831	$10,619,826	$13,161,146

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of September 30, 2021 and December 31, 2020 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
We are exposed to credit risk as a result of entering into these derivative arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We have established policies and procedures to manage credit risk through counterparty analysis, exposure calculation and monitoring, exposure limits, collateralization and certain other contractual provisions.
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2021, all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
We have entered into International Swaps and Derivatives Association agreements with our natural gas contract counterparties that mitigate credit exposure by creating contractual rights relating to creditworthiness, collateral, termination and netting (which, in certain cases, allows us to use the net value of affected transactions with the same counterparty in the event of default by the counterparty or early termination of the agreement).
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
At September 30, 2021 and December 31, 2020, the estimated fair values of our natural gas contracts were net assets of approximately $93,930,000 and net liabilities of approximately $10,248,000, respectively.
At September 30, 2021, one of our counterparties was required to post credit collateral totaling $3,400,000 under our natural gas swap agreements. At December 31, 2020, none of our counterparties were required to post credit collateral. Such collateral is classified as restricted cash and included in the Prepayments and other current assets line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives at September 30, 2021 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2021	4.4
2022	24.2
2023	23.8
2024	23.2
2025	19.9
2026	12.9
Total	108.4
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2021 and December 31, 2020.

	Balance Sheet Location	Fair Value
		2021	2020
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$47,303	$222
Natural gas swaps	Other deferred charges	$46,627	$—

Liabilities:
Natural gas swaps	Other current liabilities	$—	$2,305
Natural gas swaps	Other deferred credits	$—	$8,165
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2021 and 2020.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(dollars in thousands)
Natural gas swaps gains	Fuel	$15,831	$339	$18,229	$339
Natural gas swaps losses	Fuel	—	(8,721)	(1,311)	(20,314)
Total		$15,831	$(8,382)	$16,918	$(19,975)
The following table presents the unrealized gains and losses on derivative instruments deferred on the balance sheet at September 30, 2021 and December 31, 2020.

	Balance Sheet Location	2021	2020
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$—	$10,248
	Regulatory liability	93,930	—
Total		$93,930	$10,248

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities at September 30, 2021 and December 31, 2020.

	Gross Unrealized
	(dollars in thousands)
September 30, 2021	Cost	Gains	Losses	Fair Value
Equity	$300,141	$253,423	$(4,727)	$548,837
Debt	743,582	6,727	(3,928)	746,381
Other	19,444	—	—	19,444
Total	$1,063,167	$260,150	$(8,655)	$1,314,662

	Gross Unrealized
	(dollars in thousands)
December 31, 2020	Cost	Gains	Losses	Fair Value
Equity	$262,564	$219,658	$(8,127)	$474,095
Debt	613,271	18,090	(641)	630,720
Other	11,431	—	—	11,431
Total	$887,266	$237,748	$(8,768)	$1,116,246
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the nine-month periods ended September 30, 2021 and 2020, we provided approximately 61% and 57% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2021, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. At September 30, 2021 and September 30, 2020, we recognized refund liabilities totaling $16,500,000 and $21,400,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2021	2020	2021	2020
Capacity revenues	$228,048	$222,187	$716,303	$721,836
Energy revenues	209,192	143,750	455,130	316,382
Total	$437,240	$365,937	$1,171,433	$1,038,218
Member energy requirements supplied	65%	60%	61%	57%

Receivables from contracts with our members at September 30, 2021 and December 31, 2020 were $156,095,000 and $135,462,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2021	2020	2021	2020
Energy revenues	$23,582	$302	$23,847	$639

Receivables from non-member energy sales at September 30, 2021 and December 31, 2020 were $6,562,000 and $0, respectively.
Energy revenues to non-members for the three and nine months ended September 30, 2021 were primarily from the sale of the Effingham Energy Facility's (Effingham) output into the wholesale market. See Note O for additional information regarding the Effingham acquisition. There were no capacity revenues to non-members for the three and nine months ended September 30, 2021 and 2020.
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
We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members during the nine months ended September 30, 2021 and 2020 were $11,601,000 and $11,805,000, respectively. The cumulative amount billed since inception of the program totaled $107,544,000.
In 2018, we began a rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during the nine months ended September 30, 2021 and 2020 were $115,837,000 and $93,390,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $330,165,000.

In 2021, we implemented an additional rate management program that allows the Effingham deferring members to pay all or a portion of their share of the regulatory asset balance on a current basis. The cumulative amount billed since inception of the program totaled $191,000. See Note O for additional information regarding the Effingham acquisition.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and nine months ended September 30, 2021 and 2020 was insignificant.
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
For rate-making purposes, we include the actual lease payments for our finance leases in our cost of service. The difference between lease payments and the aggregate of the amortization on the right-of-use asset and the interest on the finance lease obligation is recognized as a regulatory asset or liability. Finance lease amortization is recorded in depreciation and amortization expense.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	September 30, 2021	December 31, 2020
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(266,288)	(262,774)
Total finance lease assets	$36,444	$39,958
Lease liabilities—Finance leases
Obligations under finance leases	$65,207	$68,876
Long-term debt and finance leases due within one year	7,146	6,773
Total finance lease liabilities	$72,353	$75,649

Classification	September 30, 2021	December 31, 2020
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service	$2,540	$3,283
Total operating lease assets	$2,540	$3,283
Lease liabilities—Operating leases
Capitalization—Other	$1,677	$2,388
Other current liabilities	876	990
Total operating lease liabilities	$2,553	$3,378

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,693	$1,344	$4,726	$4,032
Interest on lease liabilities	Interest expense	2,045	2,217	6,133	6,651
Operating lease cost:	Inventory(1) & production expense	270	286	809	1,081
Total leased cost		$4,008	$3,847	$11,668	$11,764
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2021	December 31, 2020
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	7.13	7.86
Operating leases	8.01	7.27
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.76%	4.63%

	Nine months ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,180	$4,516
Operating cash flows from operating leases	$890	$1,301
Financing cash flows from finance leases	$3,295	$2,959
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Maturity analysis of our finance and operating lease liabilities at September 30, 2021 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2021	$7,474	$230	$7,704
2022	14,949	929	15,878
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
Thereafter	40,582	1,011	41,593
Total lease payments	$107,852	$3,184	$111,036
Less: imputed interest	(35,499)	(631)	(36,130)
Present value of lease liabilities	$72,353	$2,553	$74,906
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Lease income	$1,603	$1,543	$4,806	$4,633

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
On July 29, 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer, of which we are a co-owner, have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. On October 8, 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief.
(I)Restricted Cash and Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. As of October 1, 2020, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will reset annually on October 1 of each year thereafter. The program no longer allows additional funds to be deposited into the account. At September 30, 2021 and December 31, 2020, we had restricted investments totaling $319,980,000 and $487,587,000, respectively, of which $73,400,000 and $306,601,000, respectively, were classified as long-term.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Nine months ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)

Cash and cash equivalents	$452,943	$383,868
Restricted cash included in Prepayments and other current assets	3,400	—
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$456,343	$383,868

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

The following regulatory assets and liabilities are reflected on the unaudited consolidated balance sheets at September 30, 2021 and December 31, 2020.

	2021	2020
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$34,307	$35,433
Amortization of financing leases(b)	34,555	35,328
Outage costs(c)	36,734	35,232
Asset retirement obligations—Ashpond and other(k)	272,923	242,832
Depreciation expense - other(d)	37,329	38,396
Depreciation expense - Plant Wansley(e)	149,641	—
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,702	55,430
Interest rate options cost(g)	130,367	126,813
Deferral of effects on net margin—Smith Energy Facility(h)	144,161	148,620
Other regulatory assets(o)	2,398	13,354
Total Regulatory Assets	$898,117	$731,438
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$21,124	$20,054
Deferral of effects on net margin—Hawk Road Energy Facility(h)	17,407	17,869
Major maintenance reserve(j)	61,127	39,776
Amortization of financing leases(b)	9,182	11,356
Deferred debt service adder(k)	134,833	123,772
Asset retirement obligations—Nuclear(l)	142,368	130,901
Revenue deferral plan(m)	334,645	220,111
Natural gas hedges(n)	93,930	—
Other regulatory liabilities(o)	1,613	2,560
Total Regulatory Liabilities	$816,229	$566,399
Net Regulatory Assets	$81,888	$165,039

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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At September 30, 2021, borrowings under the Additional FFB Note totaled $867,000,000.
At September 30, 2021, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $3,880,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of September 30, 2021, we have repaid $158,313,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2021, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $270,524,000 for long-term financing of general and environmental improvements at existing plants.
In October 2021, we received an additional $12,508,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Pollution Control Revenue Bonds:
In August 2021, we redeemed $245,605,000 of Series 2009 and 2010 pollution control revenue bonds.
d)Lines of Credit:
On October 1, 2021, we amended our bilateral credit facility with JPMorgan Chase to extend the expiration date to October 2024 and reduce the commitment amount from $363,000,000 to $350,000,000.
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
At September 30, 2021, our total investment for our 30% interest in the additional Vogtle units was approximately $6.8 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results, and workforce statistics.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures, isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons, requiring self-quarantine, and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated and impacted productivity levels and pace of activity completion. As a result, the project has faced challenges, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.
In 2021, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing, which was completed in July 2021, and fuel load for Unit No. 3. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates. Through the third quarter 2021, the project continued to face challenges including, but not limited to, construction productivity, construction remediation work, and the pace of system turnovers and Georgia Power has disclosed that it projects an in-service date for Unit No. 3 in the third quarter of 2022. Our current budget reflects our expectation of an in-service date for Unit No. 3 in September 2022.
As a result of productivity challenges, at the end of the second quarter 2021 Southern Nuclear also further extended milestone dates for Unit No. 4. Those productivity challenges continued into the third quarter and, in addition, some craft and support resources were diverted temporarily to support construction efforts on Unit No. 3. The in-service date for Unit No. 4 primarily depends on overall construction productivity as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 in second quarter 2023. Our current budget anticipates an in-service date for Unit No. 4 in June 2023.
During the fourth quarter of 2020, Georgia Power established $375 million of additional contingency (of which our 30% share was $112.5 million). At March 31, 2021, Georgia Power assigned approximately $183 million (of which our 30% interest was $55 million) of that construction contingency to the base capital cost forecast for costs primarily associated with the schedule extension for Unit No. 3 to December 2021, construction productivity, support resources and construction remediation work. During the first quarter of 2021, Georgia Power also established an additional $106 million of construction contingency (of which our 30% share was $32 million). At June 30, 2021, the remaining previously established project-level contingency of approximately $300 million (of which our 30% interest was $90 million) and an additional $746 million (of which our 30% interest was $224 million) was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units No. 3 and No. 4, construction remediation work for Unit No. 3, and construction productivity and support resources for Units No. 3 and No. 4. At June 30, 2021, Georgia Power also established an additional $260 million of construction contingency (of which our 30% interest was $78 million) to replenish the project-level construction contingency. Considering the factors above, during the third quarter 2021, the construction contingency established in the second quarter and an additional $278 million (of which our 30% share was $83 million) was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units No. 3 and No. 4, construction productivity and support resources for Units No. 3 and No. 4, and construction remediation work for Unit No. 3. At September 30, 2021, Georgia Power added $300 million (of which our 30% interest is $90 million) to replenish construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget.
Our budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, is $8.25 billion and is based on commercial operation dates of September 2022 and June 2023 for Units No. 3 and No. 4, respectively.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $8.25 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through September 30, 2021 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at September 30, 2021	Remaining Project Budget
Construction Costs (1)	$6,140	$5,342	$798
Financing Costs	1,778	1,443	335
Total Costs	$7,918	$6,785	$1,133

Project-Level Contingency	$90	$—	$90
Oglethorpe-Level Contingency	242	—	242

Total Contingency	$332	$—	$332
Totals	$8,250	$6,785	$1,465

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
The Oglethorpe-level contingency in our current budget is expected to be sufficient to cover a few months of additional delays beyond our assumed in-service dates of September 2022 and June 2023 for Unit No. 3 and Unit No. 4, respectively, such as a three-month delay on Unit No. 4 from June 2023 to September 2023. Any further delays are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
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
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. In June 2021, the Nuclear Regulatory Commission began a special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. On August 26, 2021, the Nuclear Regulatory Commission made preliminary findings of two apparent violations of Nuclear Regulatory Commission regulations, one of low to moderate safety significance, and the other of greater than very low safety significance. The Nuclear Regulatory Commission also made a finding of very low safety significance related to a non-cited violation of its regulations. The Nuclear Regulatory Commission stated that the apparent nonconformances associated with these findings do not represent an immediate safety concern because Unit No. 3 construction is still underway and issues implicating inspections, tests, analyses, and acceptance criteria must be resolved prior to loading nuclear fuel into the Unit No. 3 reactor. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission.
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
As a result of an increase in the total project capital cost forecast and Georgia Power’s decision not to seek recovery of its allocation of the increase in the base capital costs and the increased construction budget in connection with Georgia Power’s nineteenth Vogtle construction monitoring (VCM) report in 2018, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 were required to vote to continue construction. In September 2018, the Co-owners unanimously voted to continue construction of Vogtle Units No. 3 and No. 4.
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

•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a Force Majeure Event, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a Force Majeure Event, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).
If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to be exercised between 120 and 180 days following the date the revised construction budget is voted on by the Co-owners to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. In this event, Georgia Power would have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Co-owner. If Georgia Power accepts the offer to purchase a portion of another Co-owner’s ownership interest in Vogtle Units No. 3 and No. 4, the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Co-owner and by Georgia Power as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Co-owner in accordance with the second and third bullets above will be treated as payments made by the applicable Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.
Georgia Power and the other Co-owners do not agree on (i) the starting dollar amount for each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the freeze provision of the Global Amendments or (ii) the starting dollar amount and extent to which costs that are the result of a Force Majeure Event (such as COVID-19) impact the calculation of the cost-sharing provisions of the Global Amendments. The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. At September 30, 2021, budget increases since the nineteenth VCM have reached $2.4 billion for all Co-owners. As a result of these increases, we believe that the tender option will be triggered at the next Co-owner construction budget vote scheduled for February 2022 and that Georgia Power’s obligation to contribute dollars to the Co-owners under the cost-sharing provisions will commence as early as the first half of 2022. Georgia Power and the other Co-owners recently clarified the process for the freeze provision to provide for a decision between 120 and 180 days after the tender option is triggered which will provide additional time to resolve these matters.

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
(O)Plant Acquisition. On July 8, 2021, we acquired Effingham County Power, LLC, which owned the Effingham Energy Facility located near Savannah, Georgia, from Effingham County Power Holdings, LLC, an affiliate of the Carlyle Group, Inc. Effingham consists of a natural gas-fired combined cycle unit with an aggregate summer planning reserve generation capacity of approximately 511 megawatts. Subsequently, we dissolved Effingham County Power, LLC and transferred all of its assets and liabilities to Oglethorpe.
The purchase price was $233,156,000 and the acquisition also included other transaction costs of approximately $1,382,000 (consisting primarily of legal and professional services). We accounted for the acquisition as an asset acquisition. We financed the acquisition on an interim basis through the issuance of commercial paper. We submitted a loan application and have received a conditional loan commitment from the Rural Utilities Service for long-term financing of this acquisition. For any amounts not funded through the Rural Utilities Service, we intend to issue first mortgage bonds. We expect that any financing from the Rural Utilities Service or through first mortgage bonds will be secured under our first mortgage indenture.

The following amounts represent the identifiable assets acquired and liabilities assumed in the Effingham acquisition:

Classification
(dollars in thousands)
Recognized identifiable assets acquired and liabilities assumed:
Electric plant in service, net	$229,215
Inventories, at average cost	3,264
Other current assets	3,167
Other current liabilities	(2,490)
Total identifiable net assets	$233,156

Some of our members elected to take service (scheduling members) at the date of acquisition and some members have elected to defer (deferring members) their share of output until on or before January 2026. Prior to the deferring members’ use of Effingham, their share of output is being sold into the wholesale market. Revenues and costs of output taken by scheduling members are being recognized in the current period. Residual net results of operations from Effingham, including related interest costs, are being deferred as a regulatory asset. This regulatory asset will be amortized over the then remaining life of the plant, estimated to be 22 years at January 2026. If a deferring member elects to take service before January 2026, amortization of the regulatory asset will begin upon taking service.

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
Response to COVID-19
To date, we have successfully navigated the challenges presented by the COVID-19 pandemic and are proud of our associates’ response. As an electric utility, we are deemed part of the nation's critical infrastructure and continued operating during the pandemic to provide electricity to our members and the populations they serve. In June 2021, we completed the reopening of our corporate offices with new safety protocols intended to reduce the risk of transmission of COVID-19. We continue to keep in contact with state and federal regulators to ensure the safety of our associates and reliability of our generation facilities. The ultimate impact of the pandemic on us and our members remains subject to many factors, including the remaining duration and severity of the COVID-19 pandemic and the resulting economic conditions.
Results of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020
Net Margin
Our net margins for the three-month and nine-month periods ended September 30, 2021 were $8.9 million and $48.0 million compared to $8.5 million and $57.8 million for the same periods of 2020. Through September 30, 2021, we collected approximately 83% of our targeted net margin of $57.8 million for the year ending December 31, 2021. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2021 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $16.5 million and $21.4 million at September 30, 2021 and September 30, 2020, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2020 Form 10-K.
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
The components of member revenues for the three-month and nine-month periods ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)
	2021	2020	% Change	2021	2020	% Change
Capacity revenues	$228,048	$222,187	2.6%	$716,303	$721,836	(0.8)%
Energy revenues	209,192	143,750	45.5%	455,130	316,382	43.9%
Total	$437,240	$365,937	19.5%	$1,171,433	$1,038,218	12.8%
MWh Sales to members	7,566,980	7,147,341	5.9%	18,727,189	17,028,641	10.0%
Cents/kWh	5.78	5.12	12.9%	6.26	6.10	2.6%
Member energy requirements supplied	65%	60%	8.3%	61%	57%	7.0%
Energy revenues from members increased for the three-month and nine-month periods ended September 30, 2021 compared to the same periods in 2020 primarily due to the recovery of fuel costs. The increase in megawatt-hours sold to members also contributed to the increase in energy revenues. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Sales to non-members.    Energy revenues to non-members were primarily due from the sale of the Effingham deferring members' output into the wholesale market. See Note O of Notes to Unaudited Consolidated Financial Statements for additional information regarding the Effingham acquisition. There were no capacity revenues to non-members for the three and nine months ended September 30, 2021 and 2020.
Sales to non-members during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2021	2020	2021	2020
Energy revenues	$23,582	$302	$23,847	$639

Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Coal	$50,384	$29,852	68.8%	1,535,053	884,482	73.6%	3.28	3.38	(3.0)%
Nuclear	18,849	19,258	(2.1)%	2,434,355	2,459,582	(1.0)%	0.77	0.78	(1.3)%
Gas:
Combined Cycle	121,220	57,752	109.9%	3,885,404	3,192,130	21.7%	3.12	1.81	72.4%
Combustion Turbine	24,228	25,063	(3.3)%	489,436	807,183	(39.4)%	4.95	3.10	59.7%
	$214,681	$131,925	62.7%	8,344,248	7,343,377	13.6%	2.57	1.80	42.8%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Coal	$86,061	$34,767	147.5%	2,559,235	982,095	160.6%	3.36	3.54	(5.1)%
Nuclear	57,853	55,784	3.7%	7,529,053	7,165,407	5.1%	0.77	0.78	(1.3)%
Gas:
Combined Cycle	252,472	153,934	64.0%	8,876,229	8,071,682	10.0%	2.84	1.91	48.7%
Combustion Turbine	39,891	38,191	4.5%	873,175	1,261,013	(30.8)%	4.57	3.03	50.8%
	$436,277	$282,676	54.3%	19,837,692	17,480,197	13.5%	2.20	1.62	35.8%
Total fuel costs increased for the three-month and nine-month periods ended September 30, 2021 compared to the same periods in 2020 as a result of an increase in the average cost of fuel as well as an increase in generation. The increase in average fuel cost was primarily due to higher average natural gas prices in 2021 as prices have increased due to supply and demand pressures. Coal-fired generation increased primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be more economical. The overall increase in generation for the three-month and nine-month periods ended September 30, 2021 compared to the same periods in 2020 was largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices.
Production
Production costs can vary due to the number and extent of maintenance outages in a given year. Production costs decreased slightly for the nine-month period ended September 30, 2021 as compared to the same period of 2020 primarily as a result of lower fixed major maintenance outage costs at our combined cycle plants. Largely offsetting this decrease were higher fixed major maintenance outage costs at our combustion turbine plants and higher fixed operational costs at our coal-fired and nuclear plants. Production costs increased slightly for the three-month period ended September 30, 2021 as compared to the same period of 2020 primarily as a result of higher fixed operational costs at our combined cycle and combustion turbine plants.
Interest Charges
Net interest charges decreased slightly for the three-month and nine-month periods ended September 30, 2021 as compared to the same periods of 2020 as a result of the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of September 30, 2021
Assets
Cash used for property additions for the nine-month period ended September 30, 2021 totaled $1.1 billion. Of this amount, $744.0 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $233.2 million for the Effingham acquisition and $59.4 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
Nuclear decommissioning trust fund investments increased $37.8 million for the nine-month period ended September 30, 2021 due to a $21.8 million increase in the fair value of the investments and $16.0 million in investment earnings.
Long-term investments increased $160.6 million for the nine-month period ended September 30, 2021 primarily due to purchases under one of our member rate management programs. Funds collected through this rate management program are invested and held until applied to members' bills. At September 30, 2021, total amounts invested under this program, including earnings, during 2021 were $119.1 million. In addition, funds invested, including earnings, during 2021 in our internal nuclear decommissioning fund, coal ash remediation funds and major maintenance reserve funds were $40.9 million. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. During the nine-month period ended September 30,

2021, we utilized $180.6 million for debt service payments and expect to utilize the remainder of the balance through 2023. For additional information regarding restricted investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
Receivables increased $52.7 million during the nine-month period ended September 30, 2021 largely due to a $27.2 million increase in receivables from members and non-members as a result of increased sales, a $13.1 million receivable related to natural gas purchases and an $8.9 million increase in receivables from associated organizations for operations and management services.

Inventories decreased $43.3 million during the nine-month period ended September 30, 2021 primarily due to increased generation at our coal-fired plants and the associated increase in coal burn.

Prepayments and other current assets increased $60.5 million during the nine-month period ended September 30, 2021 primarily due to a $47.1 million increase in fair value at September 30, 2021 of our natural gas hedges and a $15.4 million increase in prepaid major maintenance outage costs.

Regulatory assets increased $166.7 million largely as a result of a $149.6 million increase in the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which is expected as early as fall of 2022. The increase in our regulatory assets was also attributable to the $30.3 million increase in the deferral associated with our coal ash pond asset retirement obligations. These increases were partially offset by a $10.2 million decrease in unrealized losses on our natural gas hedges, which were in an unrealized gain position at September 30, 2021.

Other deferred charges increased $38.9 million during the nine-month period ended September 30, 2021 primarily due to a $46.6 million increase in fair value at September 30, 2021 of our natural gas hedges.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $86.9 million primarily as a result of a $247.0 million advance under the Department of Energy loan guarantee and $270.5 million in advances under the Rural Utilities Service-guaranteed Federal Financing Bank loan. Offsetting this increase was $440.6 million in debt service payments, including the redemption of $245.6 million of Series 2009 and 2010 pollution control revenue bonds. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs and the Effingham acquisition, increased $639.9 million during the nine-month period ended September 30, 2021. During this period, total short-term borrowings were $1.1 billion and repayments totaled $427.5 million.
Regulatory liabilities increased $249.8 million for the nine-month period ended September 30, 2021 primarily due to a $114.5 million increase in the deferral plan associated with one of our member rate management programs. In addition, there was a $93.9 million increase associated with unrealized gains on our natural gas hedges and a $21.4 million increase in collections for future major maintenance outages. Additionally, there was an $11.5 million increase associated with deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
Asset retirement obligations increased $78.5 million for the nine-month period ended September 30, 2021 primarily due to change in cash flow estimates of $38.9 million related to coal ash pond decommissioning and $41.8 million in accretion expense.
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
At September 30, 2021, our total investment for our 30% interest in the additional Vogtle units was approximately $6.8 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.
In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated and impacted productivity levels and pace of activity completion. As a result, the project has faced challenges, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation.

In 2021, Southern Nuclear has been performing additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support hot functional testing, which was completed in July 2021, and fuel load for Unit No. 3. As a result of challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second quarter 2021, Southern Nuclear further extended certain milestone dates. Through the third quarter 2021, the project continued to face challenges including, but not limited to, construction productivity, construction remediation work, and the pace of system turnovers and Georgia Power has disclosed that it projects an in-service date for Unit No. 3 in the third quarter of 2022. Our current budget reflects our expectation of an in-service date for Unit No. 3 in September 2022.
As a result of productivity challenges, at the end of the second quarter 2021 Southern Nuclear also further extended milestone dates for Unit No. 4. Those productivity challenges continued into the third quarter and, in addition, some craft and support resources were diverted temporarily to support construction efforts on Unit No. 3. The in-service date for Unit No. 4 primarily depends on overall construction productivity as well as appropriate levels of craft laborers, particularly electrical and pipefitter craft labor, being added and maintained. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 in second quarter 2023. Our current budget anticipates an in-service date for Unit No. 4 in June 2023.
During the fourth quarter of 2020, Georgia Power established $375 million of additional contingency (of which our 30% share was $112.5 million). At March 31, 2021, Georgia Power assigned approximately $183 million (of which our 30% interest was $55 million) of that construction contingency to the base capital cost forecast for costs primarily associated with the schedule extension for Unit No. 3 to December 2021, construction productivity, support resources and construction remediation work. During the first quarter of 2021, Georgia Power also established an additional $106 million of construction contingency (of which our 30% share was $32 million). At June 30, 2021, the remaining previously established project-level contingency of approximately $300 million (of which our 30% interest was $90 million) and an additional $746 million (of which our 30% interest was $224 million) was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units No. 3 and No. 4, construction remediation work for Unit No. 3, and construction productivity and support resources for Units No. 3 and No. 4. At June 30, 2021, Georgia Power also established an additional $260 million of construction contingency (of which our 30% interest was $78 million) to replenish the project-level construction contingency.
Considering the factors above, during the third quarter 2021, the construction contingency established in the second quarter and an additional $278 million (of which our 30% share was $83 million) was assigned to the base capital cost forecast for costs primarily associated with the schedule extensions for Units No. 3 and No. 4, construction productivity and support resources for Units No. 3 and No. 4, and construction remediation work for Unit No. 3. At September 30, 2021, Georgia Power added $300 million (of which our 30% interest is $90 million) to replenish construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
In addition, the continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget.
Our budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, is $8.25 billion and is based on commercial operation dates of September 2022 and June 2023 for Units No. 3 and No. 4, respectively.
The project-level contingency is separate and in addition to our Oglethorpe-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget of $8.25 billion. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through September 30, 2021 for our 30% interest in the project.

	(in millions)
	Project Budget	Actual Costs at September 30, 2021	Remaining Project Budget
Construction Costs (1)	$6,140	$5,342	$798
Financing Costs	1,778	1,443	335
Total Costs	$7,918	$6,785	$1,133

Project-Level Contingency	$90	$—	$90
Oglethorpe-Level Contingency	242	—	242

Total Contingency	$332	$—	$332
Totals	$8,250	$6,785	$1,465

(1) Construction costs are net of $1.1 billion received from Toshiba Corporation under a Guarantee Settlement Agreement.
The Oglethorpe-level contingency in our current budget is expected to be sufficient to cover a few months of additional delays beyond our assumed in-service dates of September 2022 and June 2023 for Unit No. 3 and Unit No. 4, respectively, such as a three-month delay on Unit No. 4 from June 2023 to September 2023. Any further delays are expected to impact our cost by approximately $55 million per month for both units and approximately $25 million per month for Unit No. 4 only, including financing costs.
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
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. In June 2021, the Nuclear Regulatory Commission began a special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. On August 26, 2021, the Nuclear Regulatory Commission made preliminary findings of two apparent violations of Nuclear Regulatory Commission regulations, one of low to moderate safety significance, and the other of greater than very low safety significance. The Nuclear Regulatory Commission also made a finding of very low safety significance related to a non-cited violation of its regulations. The Nuclear Regulatory Commission stated that the apparent nonconformances associated with these findings do not represent an immediate safety concern because Unit No. 3 construction is still underway and issues implicating inspections, tests, analyses, and acceptance criteria must be resolved prior to loading nuclear fuel into the Unit No. 3 reactor. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission.
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

As a result of an increase in the total project capital cost forecast and Georgia Power’s decision not to seek recovery of its allocation of the increase in the base capital costs and the increased construction budget in connection with Georgia Power’s nineteenth Vogtle construction monitoring (VCM) report in 2018, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 were required to vote to continue construction. In September 2018, the Co-owners unanimously voted to continue construction of Vogtle Units No. 3 and No. 4.

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

•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a Force Majeure Event, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a Force Majeure Event, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).

If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to be exercised between 120 and 180 days following the date the revised construction budget is voted on by the Co-owners to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the EAC in the nineteenth VCM report plus $2.1 billion. In this event, Georgia Power would have the option of cancelling the project in lieu of purchasing a portion of the ownership interest of any other Co-owner. If Georgia Power accepts the offer to purchase a portion of another Co-owner’s ownership interest in Vogtle Units No. 3 and No. 4, the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the proportion of the cumulative amount of construction costs paid by each such tendering Co-owner and by Georgia Power as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of another Co-owner in accordance with the second and third bullets above will be treated as payments made by the applicable Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a portion of our 30% ownership interest.

Georgia Power and the other Co-owners do not agree on (i) the starting dollar amount for each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the freeze provision of the Global Amendments or (ii) the starting dollar amount and extent to which costs that are the result of a Force Majeure Event (such as COVID-19) impact the calculation of the cost-sharing provisions of the Global Amendments. The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. At September 30, 2021, budget increases since the nineteenth VCM have reached $2.4 billion for all Co-owners. As a result of these increases, we believe that the tender option will be triggered at the next Co-owner construction budget vote scheduled for February 2022 and that Georgia Power’s obligation to contribute dollars to the Co-owners under the cost-sharing provisions will commence as early as the first half of 2022. Georgia Power and the other Co-owners recently clarified the process for the freeze provision to provide for a decision between 120 and 180 days after the tender option is triggered which will provide additional time to resolve these matters.

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
Plant Acquisition: Effingham Energy Facility
On July 8, 2021, we acquired Effingham County Power, LLC, which owned the Effingham Energy Facility (Effingham) located near Savannah, Georgia, from Effingham County Power Holdings, LLC, an affiliate of the Carlyle Group, Inc. for a purchase price of $233.2 million. Effingham consists of a natural gas-fired combined cycle unit with an aggregate summer planning reserve generation capacity of approximately 511 megawatts. See Note O of Notes to Unaudited Consolidated Financial Statements for additional information about this acquisition.
Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. On October 13, 2021, Georgia Power, as permit holder and operating agent, notified the Georgia Environmental Protection Division (EPD) that Plant Scherer would comply with the 2020 effluent limitations guidelines (ELG) using the Voluntary Incentives Program (VIP). As such, Plant Scherer will have until December 31, 2028, to install control measures to meet the VIP discharge limitations for applicable wastewater pollutants. Under the ELG rules, Plant Scherer may still switch compliance subcategories to cease the combustion of coal by December 31, 2028, or comply with the generally applicable requirements by December 31, 2025. Additionally, EPD also was informed by Georgia Power on October 13, 2021 that Plant Wansley would comply with the ELG rule by ceasing the combustion of coal (i.e., retirement), which is consistent with previously announced retirement plans.
For additional discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2020 Form 10-K.
Liquidity
At September 30, 2021, we had $1.2 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $452.9 million in cash and cash equivalents, and $797 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2021		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$187	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	363	360	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at September 30, 2021.
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
(3)At September 30, 2021, $2.7 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.2 billion syndicated line of credit. Currently, we are issuing commercial paper primarily to provide interim funding for:

•payments related to the construction of Vogtle Units No. 3 and No. 4,

•principal payments due under our Department of Energy-guaranteed loans, which began in February 2020 and which we intend to continue funding with commercial paper until Vogtle Unit No. 4 is placed in service, and

•costs related to the Effingham plant acquisition.
We plan to refinance our commercial paper with long-term debt, either through the issuance of first mortgage bonds, through our loan guaranteed by the Department of Energy, or through financing by the Rural Utilities Service. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4. See Note L of Notes to Unaudited Consolidated Financial Statements and “—Financing Activities—Department of Energy-Guaranteed Loans” for additional information regarding the Department of Energy-guaranteed loans.
Rural Utilities Service financing is our preferred source of long-term financing for the Effingham acquisition and we have received a conditional loan commitment from the Rural Utilities Service for this financing. See Note O of Notes to Unaudited Consolidated Financial Statements for additional information regarding the Effingham acquisition.
We intend to issue first mortgage bonds to provide long-term refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans and for all other costs not financed through the Department of Energy or the Rural Utilities Service.
At September 30, 2021, under our unsecured committed lines of credit we had the ability to issue letters of credit totaling $973 million in the aggregate and $657.0 million remained available for the issuance of letters of credit.
On October 1, 2021, we amended our bilateral credit facility with JPMorgan Chase to extend the expiration date to October 2024 and reduce the commitment amount from $363 million to $350 million. We are using this credit facility for letters of credit and plan to use it to support the interim financing needs related to the Effingham acquisition.
Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and Effingham acquisition, until long-term financing is obtained.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2021, the required minimum level was $750 million and our actual patronage capital was $1.1 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At September 30, 2021, we had $10.7 billion of secured indebtedness and $1.0 billion of unsecured indebtedness outstanding.
At September 30, 2021, we had $320.0 million on deposit in the Rural Utilities Service Cushion of Credit Account, all of which is classified as a restricted investment.
Financing Activities
First Mortgage Indenture.    At September 30, 2021, we had $10.7 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2020 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At September 30, 2021, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $359.8 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. At September 30, 2021, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans that is secured under our first mortgage indenture.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and

No. 4. At September 30, 2021, aggregate Department of Energy-guaranteed borrowings totaled $3.9 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. At September 30, 2021, we had repaid $158.3 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $394 million in principal on these loans by June 2023. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.
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
Item 4.    Controls and Procedures
As of September 30, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.

Item 5.    Other Information
Not Applicable.

Item 6.    Exhibits

Number	Description
4.1	Eighty-Second Supplemental Indenture, dated as of October 6, 2021, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Recording the Indenture in Effingham County, GA.
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File – (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 12, 2021	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	November 12, 2021		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)