Form 10-K
period 2021-12-31
OGLETHORPE POWER CORP
filed 2022-03-28
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
2021 FORM 10-K ANNUAL REPORT

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
•the resolution of any disputes between two or more of the Vogtle co-owners, including the current dispute regarding certain cost-mitigation provisions under the ownership participation agreement;

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
•adequate funding of our nuclear and coal ash pond decommissioning trust funds including investment performance and projected decommissioning costs;
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
•catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, or similar occurrences; and
•other factors discussed elsewhere in this annual report and in other reports we file with the SEC.

ITEM 1.    BUSINESS
OGLETHORPE POWER CORPORATION
General
We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 320 employees.
Our members are local consumer-owned distribution cooperatives that provide retail electric service on a not-for-profit basis. In general, our members' customer base consists of residential, commercial and industrial consumers within specific geographic areas. Our members serve approximately 2.0 million electric consumers (meters) representing approximately 4.4 million people. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES."
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
Power Supply Business
We provide wholesale electric service to our members for over 60% of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers. We provide this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Our fleet of generating units total 8,360 megawatts of summer planning reserve capacity, which includes 733 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. We also supply financial and management services to support Green Power EMC's purchase of energy from 408 megawatts of renewable resources, including, low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities. See "– Relationship with Green Power EMC," "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" – and "PROPERTIES – Generating Facilities."

In 2021, two of our members, Jackson EMC and Cobb EMC, accounted for approximately 15% and 12% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2021.
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
Under the wholesale power contracts, we are not obligated to provide all of our members' capacity and energy requirements. Individual members must satisfy all of their requirements above their purchase obligations from us from other suppliers, unless we and our members agree that we will supply additional capacity and associated energy, subject to the approval requirements described above. In 2021, we supplied energy that accounted for approximately 62% of the retail energy requirements of our members. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
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
First Mortgage Indenture
Our principal financial requirements are contained in the Indenture, dated as of March 1, 1997, from us to U.S. Bank Trust Company, National Association, as trustee (successor to U.S. Bank National Association), as amended and supplemented, referred to herein as the first mortgage indenture. The first mortgage indenture constitutes a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. The mortgaged property includes our owned electric generating plants, the wholesale power contracts with our members and some of our contracts relating to the ownership, operation or maintenance of electric generation facilities owned by us.
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
Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2021, our equity ratio was 9.3%.
As of December 31, 2021, we had approximately $10.9 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.
Relationship with Federal Lenders
Rural Utilities Service
Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The budget for fiscal year 2022, which began October 2021, includes a loan program level of $6.5 billion, an increase of $1.0 billion from the prior fiscal year. The President has not yet proposed a budget for fiscal year 2023. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.
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
As of December 31, 2021, we had $2.6 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.
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
As of December 31, 2021, we had advanced $4.1 billion in Department of Energy-guaranteed loans. In total, the Department of Energy-guaranteed loans will provide over $4.6 billion of long-term financing at lower interest rates than our alternative sources of financings. All advances received under this facility are secured under our first mortgage indenture.

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
As of December 31, 2021, we had approximately $10.5 million of loans outstanding to Georgia System Operations, primarily for the purpose of financing capital expenditures.
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
Relationship with Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate summer planning reserve capacity of 733 megawatts. We provide operations, financial and management services for Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
As of December 31, 2021, we had a $6.5 million loan available to Smarr EMC for the purpose of funding major maintenance expenditures. The loan agreement expired on February 28, 2022. There was no loan balance outstanding as of December 31, 2021 or February 28, 2022.
Relationship with Green Power EMC
Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently manages 408 megawatts of renewable energy resources. By 2025, the capacity is expected to increase by at least 428 megawatts, bringing the total capacity to more than 836 megawatts. We supply financial and management services to Green Power EMC. For more information on the renewable resources of Green Power EMC, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
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
Seasonal Variations
Our members' demand for energy is influenced by seasonal weather conditions. Historically, higher demand has occurred during summer and winter months than in spring and fall months. Even so, summer and winter demand historically has been lower when weather conditions are milder and higher when weather conditions are more extreme. A variety of factors affect our members' decisions whether to purchase their increased seasonal demand from us. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – Results of Operations – Factors Affecting Results." While changing weather patterns, whether resulting from greenhouse gas emissions or otherwise, could, under certain circumstances, alter seasonal weather patterns, predictions of future changes in weather patterns are inherently speculative, and we cannot make accurate conclusions about seasonality related to changes in weather patterns. Our energy revenues recover energy costs as they are incurred and also fluctuate month to month. Capacity revenues are based upon budgeted expenditures and are generally recognized and billed to our members in substantially equal monthly installments over the course of the year. We may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period, we assess our projected revenue requirements through year end and if required, we reduce our capacity revenues and recognize a refund liability to our members. See Note 1e of Notes to Consolidated Financial Statements for information regarding revenue recognition.
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

As of December 31, 2021, we had 320 employees. Substantially all of our associates are full-time employees and are located in Georgia. We have a formal Code of Conduct that, among other things, requires that we treat each other, and those outside our company with whom we do business, professionally and with fairness and respect. We must also conduct ourselves in a manner that promotes a favorable image of our company and a positive and professional workplace environment that promotes harmonious relationships among each other and our members.

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

OUR POWER SUPPLY RESOURCES
General
We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2021, we supplied approximately 62% of the retail energy requirements of our members. Our members purchased the remaining 38% from a variety of suppliers, including Green Power EMC (renewable resources), Smarr EMC (gas-fired resources), Georgia Energy Cooperative (gas-fired resource), Southeastern Power Administration (hydroelectric power), and several power marketers and other wholesale suppliers. For more detailed information on these other purchases, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Generating Plants
Our fleet of generating units total 8,360 megawatts of summer planning reserve capacity, including 733 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG) and the City of Dalton also have interests in nine of these units at Plants Hatch, Vogtle, Wansley and Scherer. Georgia Power serves as operating agent for these nine units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 32 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.
See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
Power Purchase and Sale Arrangements
We currently have no material power purchase or sale agreements.
We supply financial and management services to support Green Power EMC's purchase of energy from 408 megawatts of renewable resources, plus an additional 428 megawatts under contract to be constructed. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.
A February 2021 filing at the Federal Energy Regulatory Commission proposed a Southeast Energy Exchange Market (SEEM) that includes many of the electric service providers in the Southeast, including us. SEEM is an extension of the existing bilateral market where participants would use an automated, intra-hour energy exchange to buy and sell power close to the time the energy is consumed, utilizing available unreserved transmission. In October 2021, the proposal became effective by operation of law following a tie vote by the Federal Energy Regulatory Commission, subject to certain rehearing requests. A petition for appeal has been filed regarding the Federal Energy Regulatory Commission's orders. However, as of the date of this annual report, the Federal Energy Regulatory Commission has not acted upon this appeal and SEEM is expected to begin service in the fall of 2022. Once SEEM is operational, we will routinely evaluate potential opportunities that may be provided by SEEM. At this time the impact of our participation in SEEM cannot be determined.
Future Power Resources
Plant Vogtle Units No. 3 and No. 4
We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is currently 30%, representing approximately 660 megawatts. Pursuant to this agreement, Georgia Power has designated

Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services.

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
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, is $8.5 billion and is based on commercial operation dates of March 2023 and December 2023 for Units No. 3 and No. 4, respectively. At December 31, 2021, our total investment in the additional Vogtle units was approximately $7.0 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

We and our members are currently evaluating exercising the tender option discussed below which would cap our capital costs described above in exchange for a proportionate reduction of our 30% interest in the two new units. Based on the current project budget and schedule and our interpretation of the Global Amendments (described below), if we decide to exercise the tender option, our budget would be $8.1 billion and we would transfer and release from the lien of the first mortgage indenture approximately 42 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 28%. However, if the total project budget exceeds the current budget, our ownership share and megawatts could be further reduced. In addition to requiring approval by our board, any decision regarding the tender option will require certain member approvals.
We have a budget contingency for our interest that is separate and in addition to the project-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budgets and actual costs through December 31, 2021 for our share of the project.

	(in millions)
	Project Budget - No Tender	Project Budget - Tender	Actual Costs at December 31, 2021
Construction Costs (1)	$6,459	$6,068	$5,483
Financing Costs	1,922	1,914	1,502
Total Costs	$8,381	$7,982	$6,985

Project-Level Contingency	$98	$98	$—
Oglethorpe-Level Contingency	21	20	—

Total Contingency	$119	$118	$—
Totals	$8,500	$8,100	$6,985

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement.

If we do not exercise the tender option, any schedule extension beyond March 2023 and December 2023 for Units No. 3 and No. 4, respectively, is expected to impact our cost by approximately $75 million per month for both units and approximately $30 million per month for Unit No. 4 only, including financing costs. If we exercise the tender option, we expect each additional month of delay to increase our financing costs by approximately $30 million per month for both units and approximately $12 million per month for Unit No. 4.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.

In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

During 2021, Southern Nuclear performed additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support Unit No. 3 hot functional testing, which was completed in July 2021, and fuel load. As a result of Unit No. 3 challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second and third quarters of 2021, Southern Nuclear further extended certain milestone dates. Through the fourth quarter 2021, the project continued to face these and other challenges related to the completion of documentation, including inspection records, necessary to submit the remaining inspection, tests, analyses and acceptance criteria and begin fuel load. As a result, at the end of the fourth quarter 2021, Southern Nuclear further extended certain milestone dates. The in-service date for Unit No. 3 will primarily depend on construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budgets reflect our expectation of an in-service date for Unit No. 3 in March 2023.

As a result of productivity challenges and temporarily diverting some Unit No. 4 craft labor and support resources to Unit No. 3 construction efforts, at the end of each of the second and third quarters of 2021 Southern Nuclear also further extended milestone dates for Unit No. 4. The temporary diversion of Unit No. 4 resources to support Unit No. 3 has continued in the first quarter of 2022; therefore, at the end of the fourth quarter 2021, Southern Nuclear further extended milestone dates for Unit. No. 4. The in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Our current budgets anticipate an in-service date for Unit No. 4 in December 2023.

During 2021, Georgia Power assigned $2.8 billion of established construction contingency and additional costs (of which our 30% share was $825 million) to the base capital costs forecast primarily associated with schedule extensions, construction productivity, the pace of system turnovers, and support resources for Units No. 3 and No. 4. At December 31, 2021, Georgia Power added $216 million (of which our 30% interest is $65 million) to replenish construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.
As Unit No. 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspections, tests, analyses, and acceptance criteria and begin fuel load, and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation, availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3 construction efforts, and the pace of work package closures and system turnovers. As construction, including subcontract work, continues on both Units No. 3 and No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On November 17, 2021, the Nuclear Regulatory Commission issued the final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans with two findings of low to moderate safety significance. The Nuclear Regulatory Commission also made a finding of very low safety significance related to a non-cited violation of its regulations. The Nuclear Regulatory Commission stated that the apparent nonconformances associated with these findings do not represent an immediate safety concern because Unit No. 3 construction is still underway and issues implicating inspections, tests, analyses, and acceptance criteria must be resolved prior to loading nuclear fuel into the Unit No. 3 reactor. The Nuclear Regulatory Commission will conduct a follow-up inspection on these findings at a future date. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission.
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

If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in the nineteenth VCM report plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest. In November 2021, Georgia Power and the other Co-owners clarified the process to exercise the tender option to require that a Co-owner desiring to exercise the tender option must do so between 120 and 180 days after the tender option in triggered.

The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. At December 31, 2021, budget increases since the nineteenth VCM have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022. Georgia Power and the other Co-owners do not agree on the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which certain costs, including costs that are the result of a force majeure event, impact both the calculation of (a) the point at which the tender option is triggered and (b) the costs for which Georgia Power is responsible once the actual construction costs incurred exceed the tender option trigger amount. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which certain costs, including costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. This notice commenced the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units.

Our ownership interest in Vogtle Units No. 3 and No. 4 continues to be 30%; however, this could decrease if we exercise our option to tender a portion of our ownership interest and require Georgia Power to pay 100% of the remaining share of the costs necessary to complete the units. Our decremental ownership interest would be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget and on our interpretation of the Global Amendments, if we decide to exercise the tender option, we would transfer approximately 42 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 28%.
Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively. The most recent schedule extensions, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.

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
Financing
We have loans from the Federal Financing Bank guaranteed by the Department of Energy to fund over $4.6 billion of the cost to construct Vogtle Units No. 3 and No. 4. As of December 31, 2021, we have borrowed $4.1 billion under these guaranteed loans. For additional information regarding terms of the loan and loan guarantee agreement with the Department of Energy, including conditions for future advances, potential repayment over a five-year period, covenants and events of default, see Note 7a of Notes to Consolidated Financial Statements.
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
Under the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We expect to receive these tax credits in accordance with our ownership interest in the Vogtle Units. We estimate that the nominal value of our allocation of production tax credits will be up to $700 million and will be earned for eight years post commercial operation. The total value of our tax credits will be proportionately reduced if our ownership share of the Vogtle Units decreases as a result of exercising the tender option. Pursuant to the Global Amendments, Georgia Power agreed to purchase our allocation of production tax credits at varying purchase prices dependent upon the actual cost to complete construction of Vogtle Units No. 3 and No. 4 as compared to the EAC included in the nineteenth VCM report. Based on the current project budget, the purchase price would be 98% of face value. Any purchases will be at our option and would occur after such production tax credits are earned. We will continue to analyze various options to monetize these credits with one or more third parties, including Georgia Power. In order to maximize the value of these production tax credits, we do not anticipate entering into any agreement to sell these production tax credits until one or both of the Vogtle Units reach commercial operation. We expect to use the proceeds received from the sale of production tax credits to offset operating costs following commercial operation of the Vogtle Units. Any amounts received from these sales will not affect our project budget.

The ultimate outcome of these matters cannot be determined at this time.

See “RISK FACTORS” for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
Effingham County Power
On July 8, 2021, we acquired Effingham County Power, LLC, which owned the Effingham Energy Facility located near Savannah, Georgia, from Effingham County Power Holdings, LLC, an affiliate of the Carlyle Group, Inc. Effingham consists of a natural gas-fired combined cycle unit with an aggregate summer planning reserve generation capacity of approximately 500 megawatts. Subsequently, we dissolved Effingham County Power, LLC and transferred all of its assets and liabilities to Oglethorpe.
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
Our members serve approximately 2.0 million electric consumers (meters) representing approximately 4.4 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file an exhibit containing financial and statistical information for our 38 members for the most recent three year period with our first quarter Form 10-Q.
The following table shows the aggregate peak demand and energy requirements of our members for the years 2019 through 2021, and also shows the amount of their energy requirements that we supplied. From 2019 through 2021, peak demand of the members and their energy requirements have fluctuated based on various factors. We estimate that the overall impact of COVID-19 on our members' energy requirements to be a decrease of approximately one percent in 2020 and no effect for 2021.

	Member Peak Demand (MW)(1)	Member Energy Requirements (MWh)
		Total(2)	Supplied by Oglethorpe(3)
2021	9,284	39,701,458	24,727,600
2020	9,471	39,208,224	22,187,311
2019	9,476	40,385,813	23,255,861
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
The budget for fiscal year 2022, which began October 2021, includes a loan program level of $6.5 billion. The President has not yet proposed a budget for fiscal year 2023. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."
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
Member Power Supply Resources
Oglethorpe Power Corporation
In 2021, we supplied approximately 62% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.

Contracts with Southeastern Power Administration
Thirty-three of our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. At January 1, 2022, the aggregate SEPA allocation to the members was 569 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint EMC, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.
Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate capacity of 733 megawatts. The 35 members participating in these two facilities purchase the output of those facilities pursuant to separate take-or-pay power purchase agreements that will continue until terminated by one year's written notice by Smarr EMC or the respective member.
Green Power EMC
Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 408 megawatts of low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities, with an additional 428 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, ten solar facilities with a total of approximately 10 megawatts.
Georgia Energy Cooperative
Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.
Other Member Resources
Our members obtain their remaining power supply requirements from various sources. Thirty-one members are parties to requirements contracts with third parties for some or all of their incremental power needs. The other members use a portfolio of short-term and long-term power purchase contracts to meet their incremental requirements. These requirements contracts and long-term power purchase contracts have remaining terms ranging from 1-20 years.
These other purchases include 408 megawatts of renewable energy resources including 376 megawatts from solar facilities under long-term contracts, with an additional 428 megawatts under construction.
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
National Ambient Air Quality Standards and Nonattainment Updates.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for the following six air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA is required to review the existing NAAQS every five years to determine whether any standards should be made more stringent. Pursuant to a review completed in 2015, EPA tightened the NAAQS for ground-level ozone. In response to EPA's adoption of the 2015 eight-hour ozone NAAQS, Georgia submitted proposed ozone air quality designations and recommend that eight counties in the Atlanta area be designated "nonattainment" and the other counties in Georgia be classified as "attainment or unclassifiable." Nonattainment is defined as having air quality that fails to meet the minimum levels established by the NAAQS. In 2018, the nonattainment designations for those eight counties in Georgia became effective. In 2020, EPA retained the existing standards for both ground-level ozone and particulate matter.
In December 2018, EPA published a final rule that established the requirements and procedures that states must follow in implementing the control measures and other applicable requirements necessary to achieve the 2015 NAAQS ozone standard through State Implementation Plans (SIPs). On December 2, 2021, the EPA approved Georgia's SIP and determined that the SIP contains adequate provisions to prohibit emissions that will significantly contribute to nonattainment or interfere with maintenance of the 2015 ozone NAAQS in any other state. Those provisions do not have a significant impact on our operations at this time. While our coal-fired power plants have installed control systems to reduce emissions and achieve current ambient air quality standards, new or revised NAAQS could lead to additional emissions reduction requirements. The costs of any additional or upgraded pollution control equipment that could be required because of new or revised NAAQS cannot be determined at this time.

Air Quality Summary.  We believe that the emission control systems currently installed at Plants Scherer and Wansley are generally sufficient to meet the air quality requirements described above. However, additional emissions reduction requirements could be imposed on major sources within Georgia, including our co-owned coal-fired plants, to remedy any local and interstate transport air quality problems for the 2015 eight-hour ozone standard. Subsequent developments, including litigation and new implementation approaches adopted by EPA and Georgia could require significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plant Scherer.
Carbon Dioxide Emissions and Climate Change
Emissions of carbon dioxide from our fossil-fueled power plants totaled 8.1 million metric tons in 2021. Compared to 2005, our overall carbon dioxide emissions rate has declined by 43% through a combination of market factors and our commitment to running highly efficient units. From coal alone, our carbon dioxide emissions in 2021 declined by 75% compared to 2005.
On July 8, 2019, the EPA issued the final Affordable Clean Energy (ACE) rule to repeal the Clean Power Plan and adopt a replacement rule for regulating carbon dioxide emissions from existing affected coal-fired electric generating units. The ACE rule establishes regulations to develop guidelines for reducing carbon dioxide from existing affected units and requires states to develop plans to implement the rule. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to EPA. The D.C. Circuit’s ruling was appealed to the Supreme Court, which is currently reviewing the decision. Regardless of how the Supreme Court rules, the EPA has stated that it will undertake a rulemaking to replace the ACE rule, which is likely to place more stringent limitations on carbon dioxide emissions at existing power plants. The ultimate impact of any such rulemaking cannot be determined at this time and will depend on multiple factors, including the stringency of the rule, market factors related to natural gas, and the timing and affordability of renewable energy and new technologies.

Additional regulation of carbon dioxide could occur at the federal or state level and such costs could be significant. One example is potential federal legislation that would require stringent reductions in carbon dioxide emissions from all fossil-fueled electric generation facilities nationwide. Another example is related to the Paris Climate Agreement, to which President Biden recommitted the United States effective February 19, 2021. The United States subsequently announced a nationally determined contribution (NDC) under the agreement for reducing domestic carbon dioxide emissions by 50-52% below 2005 economy-wide levels by 2030. In order to meet this target, analyses have indicated that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030. These NDCs could lead to legislative and regulatory actions to support Paris Climate Agreement goals. In addition, President Biden signed executive orders in January 2021 directing federal agencies to address climate change, environmental justice, and other environmental issues. As a result, as discussed above, EPA could take regulatory actions to require more stringent control requirements to reduce carbon dioxide and other emissions under its existing legal authority. At this time, we cannot predict the outcome of any legislative or regulatory changes or the result of potential litigation challenging any of these actions.

Coal Combustion Residuals and Effluent Limitations Guidelines
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from electric utilities as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR facilities. On January 11, 2022, the EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations could affect the Georgia Environmental Protection Division's (EPD) review of the proposed closure plans for Plants Wansley and Scherer. We are currently reviewing those proposed determinations to better understand how they may impact our closure plans. In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that applies to certain wastewater discharges from fossil fuel-fired steam electric power plants, including Plants Scherer and Wansley. Since adopting the CCR and ELG rules, EPA has adopted revisions to the compliance deadlines and substantive requirements of the two rules. However, EPA intends to reconsider the ELG rule and issue a revised rule by fall 2022.

ELG Rule Changes. In 2017, EPA extended the ELG compliance deadlines set forth in the 2015 ELG rule to meet discharge limitations for scrubber wastewater and bottom ash transport water from affected coal-fired units, including Plants Scherer and Wansley to November 1, 2020. On November 22, 2019, EPA issued a proposed rule to moderate the discharge limitations on these two wastestreams and subsequently published a final ELG reconsideration rule on October 13, 2020. The ELG rule extends the applicability date for scrubber waste water and bottom ash transport water to December 31, 2025, and allows for various subcategories based on planned future operations, including the rule's voluntary incentives program (VIP), low utilization, and early retirement of affected units. Units participating in any of the subcategories were required to submit a notice of planned participation (NOPP) by October 13, 2021.

As required by the ELG reconsideration rule, a NOPP for applicable units at Plants Scherer and Wansley were submitted to EPD on October 13, 2021. The NOPP for Plant Scherer indicated that units 1 and 2 would comply with the ELG rule under the VIP subcategory. For Plant Wansley the NOPP indicated that affected units would comply under the early retirement subcategory. The ELG rule allows for transferring between subcategories consistent with certain regulatory requirements, and the NOPPs reserved the right to transfer subcategories if circumstances change.

The ELG rules are expected to increase capital and operating costs of affected units. The impact of the ELG reconsideration rule also depends on the outcome of challenges to the rule that are currently in the U.S. Court of Appeals for the Fourth Circuit. However, the litigation is being held in abeyance as EPA undertakes a new rulemaking to again revise the ELG rule. EPA has indicated that it will issue a proposed rule by the fall of 2022. Any revisions that EPA may make to the rule could affect our compliance approach. In light of these factors, the impact and ultimate outcome of the ELG rule cannot be determined at this time.

CCR Rule Changes. In 2016, in response to EPA's CCR rulemaking, EPD adopted new requirements to regulate CCR wastes. These new rules incorporated EPA's requirements as well as State-only requirements for managing CCR wastes in Georgia. These State requirements were implemented and are enforced through a permit system that was approved by EPA on December 16, 2019. Once CCR permits are issued by Georgia EPD, federal citizen suits under RCRA to enforce federal CCR requirements incorporated in the state permit will not be allowed and permit challenges will be handled through EPD's existing administrative process. Georgia's existing CCR regulations are not anticipated to have a material impact on our compliance obligations under the federal CCR rule. However, we cannot predict the impact of any changes to Georgia's CCR regulations including potential legislation or litigation initiatives.
On December 2, 2019, EPA issued a proposed rule to establish new deadlines by which unlined surface impoundments may no longer receive CCR waste and non-CCR wastestreams. EPA proposed additional revisions to the CCR rule in February 2020 that clarified circumstances under which alternative liners may be used, when coal ash may be used in the closure of landfills and impoundments, and that post-closure groundwater monitoring is required if coal ash is removed from a landfill or impoundment. In 2019, Georgia Power ceased sending CCR to the ash ponds at Plants Scherer and Wansley. Similarly, Georgia Power has installed a new wastewater treatment system that will receive and manage the non-CCR wastestreams at Scherer. As a result, these new closure deadlines have not impacted our operations. Although no litigation related to CCR regulations is now pending, we cannot predict whether there will be any future lawsuits on the requirements for closing these impoundments or remedying any impacts of the impoundments may be having on groundwater.
In 2018, Georgia Power applied for CCR permits to close the ash ponds at Plants Scherer and Wansley in place using advanced engineering methods. However, in March 2022, Georgia Power notified the Georgia Public Service Commission of a revised closure proposal for Plant Wansley. Georgia Power’s modified closure plan at Plant Wansley recommends closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill and the anticipated retirement of Plant Wansley in August 2022, beneficial use of the coal ash, and managing construction and operational risks of its current closure in place design. Georgia Power’s proposed closure plans remain subject to Georgia Public Service Commission and EPD approval. If approved and implemented, preliminary estimates provided by Georgia Power indicate that the cost of closing our ash ponds provided below could increase by approximately $100 million (in 2021 dollars) at Plant Wansley. The permit applications Georgia Power filed with the Georgia EPD estimated closing activities to be completed in 2026 for Plant Wansley and 2031 for Plant Scherer. It is too early to project how Plant Wansley’s completion date may be affected by a change in closure strategy. On January 11, 2022, the EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations include the agency’s rationale and current position on closure standards, groundwater monitoring, and corrective action. The EPA’s current position could affect EPD’s review of the proposed closure plans for Plants Wansley and Scherer, and we are currently reviewing those proposed determinations to better understand how they may impact the closure plans. The outcome of these matters and impact on compliance costs and operations cannot be determined at this time.

Associated CCR and ELG Compliance Costs. We continue to evaluate the requirements associated with existing and future CCR and ELG rules. Based on this ongoing evaluation, we expect to periodically update compliance methods, schedules, and costs. Our current estimates for capital expenditures to comply with the applicable CCR requirements and effluent discharge limitations are estimated to be approximately $318 million for conversion to dry ash handling, landfill construction and wastewater treatment. This estimate includes $253 million that has already been spent. Additionally, our current estimated expenditures for the settlement of related asset retirement obligations are approximately $550 million to $700 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds and the dry coal ash and gypsum storage areas. Approximately $22 million of this amount has already been incurred. See Note 1 of Notes to Consolidated Financial Statements. More definitive cost estimates will continue to be developed as the processes of rule evaluation, compliance approach and design and construction implementation proceed. The ultimate impacts associated with the federal and state CCR rules and the federal effluent discharge limitations, any revised regulation or legislation at the state or federal level and related litigation challenging such rules, or future legislation cannot be determined at this time. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans for Plants Scherer and Wansley are not approved, our estimated compliance costs could increase materially.

Water Use and Wastewater Issues
In 2015, the U.S. Court of Appeals for the Sixth Circuit stayed a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revised the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would have significantly expanded the scope of federal jurisdiction under the Clean Water Act. Although the rule was not expected to have a substantial impact on our existing operations, it would likely have increased permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. In July 2017, EPA proposed a two-step process to address the stayed rule and followed that proposal with a supplemental proposed rule in June 2018. The first step replaces the 2015 regulations that defined waters of the U.S. with those that were in effect prior to the 2015 rule. In the second step, EPA proposed a rule in December 2018 replacing the 2015 definition with a revised definition that clarifies and narrows the scope of federal authority under the Clean Water Act. A final rule incorporating the proposed rules was issued on January 23, 2020. The EPA has subsequently taken steps to again revise the definition of waters of the U.S. and proposed an interim definition in November 2021, while indicating that it plans to issue a future rule building on that interim definition. In addition, there is litigation at the U.S. Supreme Court that could affect future definitions and rulemakings. While there is minimal direct impact to our operations as a result of the current rule, we cannot determine the ultimate impact of any change to that rule or any litigation challenging various iterations of the rule or any replacement rule at this time.
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
Rocky Mountain
We are subject to the hydropower licensing provisions of the Federal Power Act. Rocky Mountain is a hydroelectric project subject to licensing by the Federal Energy Regulatory Commission. The currently effective Federal Energy

Regulatory Commission license to operate the Rocky Mountain project expires in 2026, and we are currently in the process of relicensing the project. We anticipate making a timely application for a new license for the Rocky Mountain project in 2024. See "PROPERTIES – Generating Facilities" and " – The Plant Agreements – Rocky Mountain" for additional information.
Upon or after the expiration of the existing license, the United States Government, by act of Congress, may take over the project, or the Federal Energy Regulatory Commission may relicense the project either to the existing licensee or to a new licensee. In the event of takeover or relicensing to another, the existing licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property taken, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property taken. The Federal Energy Regulatory Commission may grant relicenses subject to certain requirements that could result in additional costs. If the Federal Energy Regulatory Commission does not act on the new license application prior to the expiration of the existing license, the commission is required to issue annual licenses, under the same terms and conditions of the existing license, until a new license is issued.
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
We are participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. We rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process. As of December 31, 2021, our total investment in the additional Vogtle units was approximately $7.0 billion.

Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, is $8.5 billion and is based on commercial operation dates of March 2023 and December 2023 for Units No. 3 and No. 4, respectively.

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
•performance by Westinghouse under the Services Agreement;
•design and other licensing-based compliance matters, including inspections and timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related investigations, reviews and approvals by the Nuclear Regulatory Commission to authorize fuel load;
•engineering or design problems or any remediation related thereto;
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
We and our members are currently evaluating exercising the tender option discussed below which would cap our capital costs described above in exchange for a proportionate reduction of our 30% interest in the two new units. Based on the current project budget and schedule and our interpretation of the Global Amendments, if we decide to exercise the tender option, our budget would be $8.1 billion and we would transfer and release from the lien of the first mortgage indenture approximately 42 megawatts (out of 660 megawatts) to Georgia Power. Our resulting ownership share would decline from

30% to approximately 28%. However, if the total project budget exceeds the current budget, our ownership share and megawatts could be further reduced. In addition to requiring approval by our board, any decision regarding the tender option will require certain member approvals.

As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.

In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

During 2021, Southern Nuclear performed additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support Unit No. 3 hot functional testing, which was completed in July 2021, and fuel load. As a result of Unit No. 3 challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second and third quarters of 2021, Southern Nuclear further extended certain milestone dates. Through the fourth quarter 2021, the project continued to face these and other challenges related to the completion of documentation, including inspection records, necessary to submit the remaining inspection, tests, analyses and acceptance criteria and begin fuel load. As a result, at the end of the fourth quarter 2021, Southern Nuclear further extended certain milestone dates. The in-service date for Unit No. 3 will primarily depend on construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budgets reflect our expectation of an in-service date for Unit No. 3 in March 2023.

As a result of productivity challenges and temporarily diverting some Unit No. 4 craft labor and support resources to Unit No. 3 construction efforts, at the end of each of the second and third quarters of 2021 Southern Nuclear also further extended milestone dates for Unit No. 4. The temporary diversion of Unit No. 4 resources to support Unit No. 3 has continued in the first quarter of 2022; therefore, at the end of the fourth quarter 2021, Southern Nuclear further extended milestone dates for Unit. No. 4. The in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Our current budgets anticipate an in-service date for Unit No. 4 in December 2023.

During 2021, Georgia Power assigned $2.8 billion of established construction contingency and additional costs (of which our 30% share was $825 million) to the base capital costs forecast primarily associated with schedule extensions, construction productivity, the pace of system turnovers, and support resources for Units No. 3 and No. 4. At December 31, 2021, Georgia Power added $216 million (of which our 30% interest is $65 million) to replenish construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.

As Unit No. 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspections, tests, analyses, and acceptance criteria and begin fuel load, and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation, availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3 construction efforts, and the pace of work package closures and system turnovers. As construction, including subcontract work, continues on both Units No. 3 and No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On November 17, 2021, the Nuclear Regulatory Commission issued the final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans with two findings of low to moderate safety significance. The Nuclear Regulatory Commission also made a finding of very low safety significance related to a non-cited violation of its regulations. The Nuclear Regulatory Commission stated that the apparent nonconformances associated with these findings do not represent an immediate safety concern because Unit No. 3 construction is still underway and issues implicating inspections, tests, analyses, and acceptance criteria must be resolved prior to loading nuclear fuel into the Unit No. 3 reactor. The Nuclear Regulatory Commission will conduct a follow-up inspection on these findings at a future date. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission.

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

Pursuant to the Global Amendments, Georgia Power agreed to mitigate certain financial exposure for the other Co-owners. In the event that construction costs exceed the EAC in the nineteenth VCM report by more than $800 million up to $2.1 billion, Georgia Power will be responsible for an increasing percentage of construction costs, subject to exceptions, such as costs related to a force majeure event, up to a maximum of an additional $180 million, and each Co-owner would maintain its existing ownership interest. If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in the nineteenth VCM report plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest.

The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. At December 31, 2021, budget increases since the nineteenth VCM have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022. Georgia Power and the other Co-owners do not agree on the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which certain costs, including costs that are the result of a force majeure event, impact both the calculation of (a) the point at which the tender option is triggered and (b) the costs for which Georgia Power is responsible once the actual construction costs incurred exceed the tender option trigger amount. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which certain costs, including costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. This notice commenced the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units.

Pursuant to the Joint Ownership Agreements, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power’s costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more over the most recently approved schedule. The most recent schedule extensions, which reflected an cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.

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
We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 16% of our total gross generating capacity and 38% of our energy generated during 2021. Our ownership interests in these facilities expose us to various risks, including:

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
If we are unable to obtain an adequate supply of fuel, our ability to operate our facilities could be limited.
We obtain our fuel supplies, including natural gas, coal and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, environmental regulations, inadequate infrastructure, labor relations, workforce shortages or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. A number of commodities, including coal and natural gas, have recently been affected by broader supply chain challenges and commodity availability constraints. Beginning in the second half of 2021, we have been and continue to manage rail-related disruptions in connection with our coal supply. Natural gas supplies are also subject to disruption due to natural disasters and similar events, infrastructure failure or may be unavailable due to significantly increased demand caused by exceptionally cold weather. Additionally, there are only a few facilities that fabricate fuel for our nuclear units and if there was an interruption in production at one of those facilities, it could impact our ability to obtain fuel for our nuclear generating facilities on a timely basis. Any failure to maintain an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and, as a result, affect our members’ ability to perform their contractual obligations to us.
We, the co-owners or the operating agent for our co-owned coal plants may retire one or more of our coal-fired generation units in advance of our currently assumed retirement dates which could result in rate recovery challenges.
We own or lease a 60% interest in Plant Scherer Units No. 1 and No. 2 and a 30% interest in Plant Wansley Units No. 1 and No. 2 which together constitute 20% of our total summer planning reserve capacity. The percentage of gross energy generated by coal-fired resources we sell to our members has decreased from 45% in 2008 to 10% in 2021. This decrease was largely driven by other generation resources being more economical and our acquisition of additional natural gas-fired resources. Additional lower cost generation could further displace existing coal-fired generation which may make continued operation uneconomical.

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
Early retirement of one or more coal units could require us to recover the undepreciated costs for the unit over a shorter period. Specifically, Georgia Power's integrated resource plan filed with the Georgia Public Service Commission in February 2022, proposes retiring Plant Wansley Units No. 1 and No. 2 by August 31, 2022 and reflects the potential retirement of Scherer Units No. 1 and No. 2 in 2028. See "PROPERTIES—Co-Owners of Plants" and —Plant Agreements." In 2021, Plant Wansley operated at a 13.7% capacity factor and such a retirement would not significantly affect the amount of energy we provide to our members. We expect that our members would replace the energy generated at Plant Wansley with energy from other power supply resources, including their power supply arrangements with third parties and other of our generation assets. We are preparing to retire Wansley on August 31, 2022 and have received authorization to defer a portion of the accelerated depreciation expense and recover the deferred costs over an extended period. As of the date of this annual report, we do not anticipate retiring Plant Scherer Units No. 1 or No. 2 prior to the end of our estimated useful life for the units; however, we will continue to evaluate our assets and related environmental requirements to provide our members with a balanced and cost-effective generation portfolio.
The ultimate impact of any early retirement on us and our members would depend on several factors, including the proposed retirement date, our ability to recover costs after the retirement date, the price and availability of any replacement energy and cannot be determined at this time. In order to mitigate the rate impact of any early retirement on our members, we would likely apply for regulatory accounting treatment to spread the early retirement costs over an extended period. These increased costs could affect our members' ability to perform their contractual obligations to us.
The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.
Many of our generating facilities were constructed more than 35 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period of time, or other service-related interruptions. Further, maintaining facility availability and compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities and we may determine to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members’ ability to perform their contractual obligations to us.
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
In connection with our share of the cost to construct the additional units at Plant Vogtle, we have obtained an aggregate of $4.6 billion in loans from the Federal Financing Bank and a related loan guarantee from the Department of Energy. As of December 31, 2021, we had funded $4.1 billion of eligible project costs with these loans and have approximately $526 million of remaining borrowing capacity. Based on our current $8.5 billion budget for Vogtle Units No. 3 and No. 4, which includes Oglethorpe and project-level contingency, and our ability to draw the remaining amount of the Department of Energy-guaranteed loans, we anticipate that we will need to raise up to $1.8 billion of additional long-term funding in the capital markets through 2024, including approximately $455 million that will be needed to refinance Department of Energy-guaranteed loans that mature before the in-service date of Vogtle Unit No. 4.

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
Our borrowing costs are also affected by prevailing interest rates. Recent increases in inflation appear likely to lead to a corresponding rise in interest rates. If interest rates have increased at the time we issue fixed rate debt or reset the interest rates on our variable rate debt, our interest costs will increase and our financial condition and future results of operations could be adversely affected.
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
We are in the midst of a multi-year capital spending plan to fund our participation in the construction of Vogtle Units No. 3 and No. 4 and our investment as of December 31, 2021 was $7.0 billion. As we have financed generation assets in the past, we are relying on external funding to finance this project. As of December 31, 2021, we had $10.9 billion of long-term debt outstanding, an increase of $6.6 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $12.2 billion or $11.8 billion if we exercise the tender option. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

In order to increase financial coverage during this period of generation expansion, our board of directors has approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2022 our board of directors again approved a margins for interest ratio of 1.14.
Changes in fuel prices could have an adverse effect on our cost of electric service.
We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. For 2021, our primary fuel price exposure was to natural gas, as natural gas expenses constituted 73% of our fuel costs for the year. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members’ risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Historically, natural gas prices have been more volatile than other fuel sources and, in 2021, market prices for natural gas increased significantly from the relatively low market prices prevalent in recent years. Further, the availability of shale gas and potential regulations affecting its accessibility and transport may have a material impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.
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
As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Through 2021, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia’s “multi-pollutant rule” and EPA’s MATS, two air quality control regulations that have had a significant impact on our business to date. In addition, as of December 31, 2021, we have spent approximately $253 million on capital expenditures related to coal ash handling and ELG compliance, and expect to spend approximately $65 million more in the near future.

President Biden has signed a number of executive orders directing federal agencies to address climate change, environmental justice, and other environmental issues. President Biden also recommitted the United States to the Paris Climate Agreement effective February 19, 2021. In April 2021, under the agreement’s format, the United States announced a NDC for reducing economy-wide carbon dioxide emissions by 50-52% below 2005 levels by 2030. In order to meet the United States NDC, analyses indicate that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030. As a result of these actions, future legislation or regulations at the federal level may emerge and create new requirements and operational hurdles. In addition, states continue to initiate increasingly stringent environmental and climate-related regulations. More stringent or new standards could require us to modify the design or operation of existing facilities and result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members. Examples of current and potential regulations are discussed below.

In July 2019, the EPA issued the final Affordable Clean Energy (ACE) rule to replace the Clean Power Plan. The ACE rule addresses carbon dioxide emissions from coal plants and requires states to develop unit-specific standards of performance based on six candidate technologies for heat rate improvements, plus best operation and maintenance practices. On January 19, 2021, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to the EPA. The D.C. Circuit’s ruling was appealed to the U.S. Supreme Court, which is currently reviewing the decision. Regardless of how the Supreme Court rules, the EPA has stated that it will undertake a rulemaking to replace the ACE rule, which is likely to place more stringent limitations on carbon dioxide emissions at existing power plants.

Because of these recent developments, and national trends generally, we expect legislative and regulatory efforts to limit greenhouse gas emissions, including carbon dioxide, to continue. For example, Congress debated proposals in 2021 that would mandate significant emissions reductions or increases in clean energy generation from the power sector. Passing new climate legislation, whether in the form of a carbon tax, a clean electricity standard or another proposal, remains challenging in the near-term. The timing, cost and effect of any future laws or regulations attempting to reduce greenhouse gas emissions are uncertain. If adopted, however, such laws or regulations could impose operational restrictions on affected generating facilities and impose substantial costs on our business, particularly our coal-fired units.

In April 2015, the EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. To comply with this rule, the ash ponds at Plants Wansley and Scherer ceased receiving new coal ash in early 2019. We and

Georgia Power initially anticipated utilizing advanced engineering methods to close the existing ash ponds in place and proposed such plans to the Georgia EPD in 2018. However, in March 2022, Georgia Power notified the Georgia Public Service Commission of a revised closure proposal for Plant Wansley that would remove the ash from the coal ash pond for several site-specific reasons. If approved and implemented, preliminary estimates provided by Georgia Power indicate that the cost of closing our ash ponds provided below could increase by approximately $100 million (in 2021 dollars) at Plant Wansley. Georgia Power’s proposed closure plans remain subject to Georgia Public Service Commission and EPD approval, and we cannot predict when they will be approved or whether either closure plan will require modifications. On January 11, 2022, the EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations include the agency’s rationale and current position on closure standards, groundwater monitoring, and corrective action. The EPA’s current position could affect EPD’s review of the proposed closure plans for Plants Wansley and Scherer, and we are currently reviewing those proposed determinations to better understand how they may impact our closure plans. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans for Plants Scherer and Wansley are not approved, our estimated compliance costs could increase materially. In September 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. This rule was later revised in October 2020 for scrubber wastewater and bottom ash transport. However, EPA intends to reconsider the ELG rule and issue a revised rule by fall 2022. We have already begun investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines, and estimate our total capital cost for compliance to be approximately $318 million of which $253 million has been spent. Expenditures for the settlement of related asset retirement obligations are approximately $550 million to $700 million (in year of expenditure dollars), approximately $22 million of which has already been spent. We continue to review the ultimate cost of these rules on our co-owned coal facilities.

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
General Business Risk Factors
Technology and information systems utilized by us, our members and third parties with whom we do business are subject to risk of failure, loss of access or cybersecurity breaches which could affect our ability to operate and expose us to litigation, regulatory action and reputational harm.
We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure, which are part of broader interconnected systems. Our generation assets and information technology systems, or those of our co-owned plants, could be directly or indirectly affected by deliberate or unintentional cyber incidents. Since our generation resources are part of the nation’s energy infrastructure system, we are at an increased risk of cyberattack. We and our third party vendors have been subject to attempts to gain unauthorized access to our respective technology systems and confidential data and attempts to disrupt our operations. To date, none of the attempts on our systems have been successful; however, we cannot guarantee that our security efforts will prevent, detect or limit future attempts to breach or compromise our technology and information systems. If our technology systems were to be breached or otherwise fail, we may be unable to fulfill critical business functions, including the operation of our generation assets and our ability to effectively maintain certain internal controls over financial reporting. Further, our generation assets rely on an integrated transmission system to deliver power to our members, and a disruption of this transmission system could negatively impact our ability to do so. In order to reduce the likelihood and severity of any cyber intrusion, we have comprehensive cyber security programs designed to protect and preserve the confidentiality, integrity and availability of data and systems. Despite these protections, a major cyber incident could result in significant business disruption and expenses to repair security breaches or system damage and could lead to litigation, regulatory action, including fines, and an adverse effect on our reputation.

Advances in power generation and energy storage technologies, including decreasing renewable energy costs and the broad adoption of distributed generation technologies, in our members' service territories could result in the cost of our electric service being less competitive.

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

We and our members continue to be subject to risks related to the COVID-19 pandemic.
The World Health Organization and Centers for Disease Control and Prevention declared a pandemic following the outbreak of COVID-19, a respiratory disease caused by a new strain of coronavirus that continues to affect many parts of the world, including the United States and Georgia. In response, most jurisdictions, including in the United States, instituted restrictions on travel, public gatherings, and non-essential business operations. While many jurisdictions, including Georgia, have relaxed these restrictions, there is no guarantee that restrictions will not be reimposed. At times, these restrictions significantly disrupted economic activity across the United States, including Georgia, and caused volatility in capital markets as well as significant, although temporary, declines in the value of investment assets. Despite the economic uncertainties resulting from the response to COVID-19, our members have continued to pay all amounts due under the wholesale power contracts on a timely basis and we are not aware of a significant increase of bad debt with any of our members. The effects of the continued COVID-19 pandemic and related responses could include additional disruptions to capital markets, declines in the value of investment assets and extended disruptions to supply chains and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our members, including reduced demand for energy in our members’ service territories, reduced cash flows and liquidity, reductions in investments recorded at fair value, and impairment of our ability to operate electric generation facilities, to perform necessary corporate functions and to access funds from financial institutions and capital markets. Any economic disruptions could also adversely affect our members’ customers’ ability to pay for electric service.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Generating Facilities
The following table sets forth certain information with respect to our generating facilities, all of which are in commercial operation.

Facilities	Type of Fuel	Percentage Interest	Our Share of Nameplate Capacity (megawatts)	Commercial Operation Date	License Expiration Date
Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	269.9	1975	2034
Unit No. 2	Nuclear	30	268.8	1979	2038

Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0	1987	2047
Unit No. 2	Nuclear	30	348.0	1989	2049

Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5	1976	N/A	(1)
Unit No. 2	Coal	30	259.5	1978	N/A	(1)
Combustion Turbine	Oil	30	14.8	1980	N/A	(1)

Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8	1982	N/A	(1)
Unit No. 2	Coal	60	490.8	1984	N/A	(1)

Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5	1995	2026

Doyle (near Monroe, Ga.)	Gas	100	325.0	2000	N/A	(1)

Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0	2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206.0	2003	N/A	(1)

Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0	2003	N/A	(1)

Effingham (near Savannah, Ga)	Gas	100	597.0	2003	N/A	(1)

Hawk Road (near Franklin, Ga.)	Gas	100	500.0	2001	N/A	(1)

Hartwell (near Hartwell, Ga.)	Gas-Oil	100	300.0	1994	N/A	(1)

Smith (near Dalton, Ga.)
Unit No. 1	Gas	100	630.0	2002	N/A	(1)
Unit No. 2	Gas	100	620.0	2002	N/A	(1)
(1)Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by the Federal Energy Regulatory Commission.

Plant Performance
The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2021	2020	2019	2021	2020	2019
Plant Hatch
Unit No. 1	262.2	93%	83%	98%	94%	83%	99%
Unit No. 2	264.3	90	97	82	90	97	82

Plant Vogtle
Unit No. 1	344.5	92	93	100	94	95	102
Unit No. 2	344.7	100	90	92	103	92	93

Plant Wansley(4)
Unit No. 1	261.6	96	98	75	26	0	4
Unit No. 2	261.6	100	83	93	2	1	7
Combustion Turbine(4, 5)	0	62	62	61	0	0	0

Plant Scherer
Unit No. 1	515.0	95	98	81	26	16	13
Unit No. 2	515.0	85	95	97	18	8	40

Rocky Mountain(6)
Unit No. 1	272.3	77	90	88	14	18	16
Unit No. 2	272.3	75	97	90	18	20	19
Unit No. 3	272.3	76	87	93	11	8	15

Doyle(6)	283.0	81	62	60	2	3	3

Talbot(6)	682.3	77	74	79	5	7	8

Chattahoochee	466.0	94	93	94	73	78	80

Effingham(7)	500.0	89			72

Hawk Road(6)	486.9	65	63	54	10	13	11

Hartwell(6)	305.5	79	81	84	6	6	13

Smith
Unit No. 1	658.6	94	82	75	69	59	53
Unit No. 2	658.6	92	86	81	69	66	61
TOTAL	7,626.7
(1)Summer Planning Reserve Capacity is the amount used for 2022 capacity reserve planning.
(2)Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is derated from its rated capacity.
(3)Capacity Factor is a measure of the actual output of a unit as a percentage of its potential output.
(4)Plant Wansley is scheduled to be retired on August 31, 2022.
(5)The Wansley combustion turbine is used primarily for emergency service and is rarely operated except for testing.
(6)Rocky Mountain, Doyle, Talbot, Hawk Road and Hartwell, primarily operate as peaking plants, which results in low capacity factors.
(7)Effingham was acquired in July 2021. This table only reflects operating performance following our acquisition.
The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor. Due to low natural gas prices relative to the cost of coal purchased for Plants Wansley and Scherer, they have been dispatched at lower levels in recent years.
Fuel Supply
For information regarding the electricity generated with each fuel type and its cost, see "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations – Operating Expenses."

Coal.    Coal for Plant Wansley is purchased in spot market transactions. As of February 28, 2022, we had a 20-day coal supply at Plant Wansley based on continuous operation. Plant Wansley burns bituminous coal purchased primarily from coal mines in the Illinois Basin. We are managing our coal supply at Plant Wansley in anticipation of the plant's retirement on August 31, 2022.
Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2022, our coal stockpile at Plant Scherer contained a 15-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.
We separately dispatch Plants Wansley and Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 719 railcars to transport coal to these two facilities. Beginning in the second half of 2021, we have been and continue to manage rail-related disruptions in connection with our coal supply.
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
Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate Doyle, Talbot, Chattahoochee, Hawk Road, Hartwell, Effingham, and Smith. We purchase natural gas in the spot market and under agreements at indexed prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We have entered into long-term firm contracts for transportation of a significant percentage of our anticipated natural gas supply. We also purchase transportation under short-term firm and non-firm contracts. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."
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
Georgia Power, as agent under the Wansley Operating Agreement, has announced the retirement of Plant Wansley effective August 31, 2022. The Scherer Ownership Agreement requires the consent of participants owning at least an aggregate 75% undivided ownership interest in the applicable unit (effectively us and MEAG) for actions with respect to the retirement of all or any part of the applicable unit.

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
The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Plant Wansley will remain in effect until 2041. The Operating Agreement for Scherer Units No. 1 and No. 2, was recently extended for both units to January 31, 2026, and automatically renews for additional two year terms subject to notice of termination provisions. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.
In conjunction with the development of additional units at Plant Vogtle, we, Georgia Power, MEAG and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of our ownership agreements related to Vogtle Units No. 3 and No. 4.
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

ITEM 3.    LEGAL PROCEEDINGS
The ultimate outcome of pending litigation against us cannot be predicted at this time; however, we do not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations. For information about loss contingencies, including litigation alleging personal injury and property damage from Plant Scherer, of which we are a co-owner, that could have an effect on us, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected historical financial and statistical data. The financial data presented as of the end of and for each year in the three-year period ended December 31, 2021, has been derived from our audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2021	2020	2019
STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to members	$1,557,109	$1,377,010	$1,429,852
Sales to non-members	47,754	608	440
Operating expenses	$1,410,482	$1,159,909	$1,213,083
Other income, net	$71,254	$50,695	$64,189
Net interest charges	$207,854	$212,509	$226,937
Net margin	$57,781	$55,895	$54,461

BALANCE SHEET DATA
Assets:
Total electric plant	$11,757,327	$10,870,857	$9,855,856
Total assets	$15,707,026	$14,240,156	$12,990,113
Capitalization:
Patronage capital and membership fees	$1,130,423	$1,072,642	$1,016,747
Long-term debt and obligations under finance leases	10,983,930	10,695,475	9,808,158
Other	27,701	26,861	25,196
Total long-term debt and equities	$12,142,054	$11,794,978	$10,850,101
Less: Long-term debt and finance leases due within one year	281,238	208,649	217,440
Less: Unamortized debt issuance costs and bond discounts	111,909	119,565	111,222
Total capitalization	$11,748,907	$11,466,764	$10,521,439

OTHER DATA
Kilowatt hours sold to members	24,727,585	22,187,311	23,225,861
Member revenues per kWh sold	6.30 ¢	6.21 ¢	6.16 ¢
Equity Ratio(1)	9.3%	9.1%	9.4%
Margins for Interest Ratio(2)	1.14	1.14	1.14
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
(2) Our margins for interest ratio is calculated on an annual basis by dividing our margins for interest by interest charges, both as defined in our first mortgage indenture. The first mortgage indenture obligates us to establish and collect rates that, subject to any necessary regulatory approvals, are reasonably expected to yield a margins for interest ratio equal to at least 1.10 for each fiscal year. In addition, the first mortgage indenture requires us to demonstrate that we have met this requirement for certain historical periods as a condition to issuing additional obligations under the first mortgage indenture. For 2022, our board of directors approved a budget to achieve a 1.14 margins for interest ratio, above the minimum 1.10 ratio required by the first mortgage indenture. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

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
2021 Financial Results
We had another successful year in 2021 and continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $57.8 million in 2021, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture. For 2022, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the remainder of the Vogtle Units No. 3 and No. 4 construction period.

As a result of expanding our generation capacity and upgrading our generation facilities, our total assets and total debt have significantly increased. In 2021, we added approximately 500 megawatts to our generating portfolio through our acquisition of the Effingham combined cycle facility. At December 31, 2021, our total assets were $15.7 billion and total long-term debt was $10.9 billion. During the remainder of the Vogtle construction period, we expect that our assets and long-term debt will continue to increase. However, strategic financing and refinancing of capital investments with long-term debt through the Department of Energy and Rural Utilities Service loan guarantee programs, taxable and tax-exempt capital markets offerings and a low interest rate environment through 2021 enabled us to borrow long-term debt at relatively low rates and further decreased our weighted average interest cost on long-term debt from 5.41% per year at December 31, 2009 to 3.69% per year at December 31, 2021. We will continue to actively manage our debt portfolio and utilize advantageous borrowing programs available to us as our ability to borrow at lower costs ultimately benefits our members and their customers as interest savings are reflected in our pass-through rate structure.

Vogtle Units No. 3 and No. 4
The construction of Vogtle Units No. 3 and No. 4 continues to be a primary focus area. As of December 31, 2021, our total investment in the additional Vogtle units was approximately $7.0 billion.

Southern Nuclear and Georgia Power continue to manage the construction at the site and the project reached a number of important construction, system turnover and testing milestones during 2021. Unit No. 3 completed extensive system testing and activities are progressing towards nuclear fuel load. Construction work at Unit No. 4 is over 90% complete and is progressing towards cold-hydro testing. However, progress at the project has been slowed by challenges related to construction productivity, construction remediation work, the pace of system turnovers, the timeframe and duration of testing, incomplete documentation, including inspection reports, and the impact of COVID-19 at the site. Over the course of 2021, these challenges significantly impacted the project budget and schedule. The Georgia Public Service Commission-approved in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively, are no longer achievable, and our current anticipated in-service dates are now March 2023 and December 2023, respectively. Our current budget, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency, for our 30% ownership interest in these units is now $8.5 billion, an increase of $1 billion over the last year.

In connection with the September 2018 vote to continue construction at the Vogtle project, Georgia Power entered into a binding term sheet to mitigate certain financial exposure for the other Co-owners. In February 2019, all of the Co-owners entered into the Global Amendments to the Joint Ownership Agreements to memorialize the provisions of the term sheet. The Global Amendments include both a cost-sharing provision and a tender option. The cost-sharing option provides that, in the event of specified budget increases, Georgia Power will assume a greater responsibility for certain construction costs which would save us up to $99 million of construction costs. The tender option allows each of the Co-owners, other than Georgia Power, to cap their capital costs by tendering a portion of their ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the estimate at completion in the nineteenth VCM report plus $2.1 billion. We believe that certain thresholds related to both the cost-sharing provisions and tender option have been crossed and that those financial exposure mitigants are available to us. Georgia Power and the other Co-owners do not agree as to the applicable dollar thresholds for either the cost-sharing provisions or tender option.

We and our members are currently evaluating whether to exercise the tender option and intend to provide a decision between 120 and 180 days after the Co-owner vote on February 14, 2022 that we believe triggered the availability of the tender option. Based on the current project budget and our interpretation of the Global Amendments, if we decide to exercise the tender option, our budget would be reduced from $8.5 billion to $8.1 billion and we would transfer approximately 42 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share in the additional units would decline from 30% to approximately 28%.

Despite these challenges, we remain committed to completing the Vogtle project and in February 2022 voted to continue construction following a mandatory Co-owner vote resulting from the most recent schedule delays. Upon completion, Vogtle Units No. 3 and No. 4 will have an aggregate generating capacity of approximately 2,200 megawatts of carbon-free, baseload generating capacity. We expect our interest in these units to be valuable assets for us and our members over the next 60 to 80 years and to contribute to our diverse pool of generation resources. For additional information regarding Vogtle Units No. 3 and No. 4 and related financing activities, see “BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4,” “– Financial Condition – Financing Activities – Department of Energy-Guaranteed Loans” and “– Capital Requirements – Capital Expenditures” and Note 7a of Notes to Consolidated Financial Statements.

Liquidity Position
Our strong liquidity position continues to be one of the most positive attributes contributing to our solid financial standing. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.2 billion unsecured credit facility that extends through December 2024 and supports our commercial paper program. Additionally, we have three other bank credit facilities which provide another $600 million in credit commitments, including a $350 million line of credit from J.P. Morgan Chase Bank, which we extended to October 2024 last year.

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
Environmental Regulations
Another of our key focus areas is maintaining compliance with all applicable environmental laws and regulatory standards. We own electric generation facilities powered by nuclear, natural gas, coal and hydro resources which presents substantial challenges for us and our members to comply with existing environmental regulations. Based on the President’s executive orders and statements from federal administrative agencies, we expect existing environmental regulations to become more stringent. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members’ electricity consumers.

Greenhouse gas emissions, particularly carbon dioxide, are again the focus of increased federal environmental regulations. Effective February 19, 2021, the United States rejoined the Paris Climate Agreement and, in accordance with the agreement, subsequently proposed economy-wide carbon dioxide reductions of 50-52% of 2005 levels by 2030. In order to meet this economy-wide goal, analyses indicate that the power sector would have to reduce carbon dioxide emissions by approximately 80% below 2005 levels by 2030. Additionally, the EPA has stated it will undertake a new rulemaking process to address carbon dioxide emissions from existing power plants that will likely be more stringent than the Affordable Clean Energy (ACE) rule. At this time, we cannot predict the outcome or potential cost of any legislative or regulatory changes on us or our members but such costs could be significant.

We believe that we are well-situated to effectively manage such challenges and that our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4, positions us well to continue to meet our members’ needs. Along with the other co-owners, in 2022 we are planning for the retirement of our 30% ownership interest (approximately 500 megawatts) in Plant Wansley, one of our two coal assets. Further, our members continue to pursue renewable generation opportunities and invest where they deem appropriate in order to further diversify their power supply resources to meet the demands of their member consumers and prepare for potential future limitations on greenhouse gas emissions.

In addition to greenhouse gases, we must also comply with several other environmental regulations. For example, in order to comply with federal and state coal combustion residual rules and effluent limitation guidelines, we are investing approximately $318 million in capital costs, of which $253 million has already been spent, in addition to the current projection of $550 million to $700 million (in year of expenditure dollars) associated with our corresponding asset retirement obligations. If existing laws or regulations related to the disposal of CCR and treatment of coal ash ponds were to change or we are otherwise required to revise our existing closure plans, our related obligations could increase materially.

Focus on ESG

In September 2021, we released our first environmental, social and corporate governance (ESG) report highlighting our and our members’ efforts in these areas as well as several recent achievements. We and our members have been working toward a cleaner energy path for many years. We are committed to making strides toward improving the environment through reducing greenhouse gas emissions, including carbon. With respect to carbon, by 2024, after Vogtle Units No. 3 and No. 4 come on-line, we are forecasting that our carbon emissions rate per megawatt-hour will decline from 2005 levels by 50%.

We supply about 60% of our members’ energy requirements from our diverse portfolio of nuclear, gas, coal and hydro resources. Green Power EMC, owned by our members and supported by Oglethorpe employees, specializes in the purchase of renewable energy for the members. Green Power currently purchases 408 megawatts of renewable energy resources and is expected to grow to more than 836 megawatts by 2025. Our members also contract directly with renewable suppliers, and by the end of 2022 we anticipate that the members’ total solar portfolio will exceed 1,300 megawatts.

We are also proud of our work in the social and governance areas of ESG. Electric cooperatives were created to bring electricity to underserved, rural areas and continue that mission today as our members serve many of the most economically disadvantaged areas of Georgia. As a not-for-profit cooperative, owned and governed by our members, we have a unique perspective on ESG considerations. We were created by and exist to serve our members and our focus on members is part of who we are. More specifically, our members elect our board of directors and our equity is our members’ patronage capital. The critical role our members play in our business is reflected in the seven pillars of cooperative organizations: (i) voluntary and open membership, (ii) democratic member control, (iii) members’ economic participation, (iv) autonomy and independence, (v) education, training and information, (vi) cooperation among cooperatives and (vii) concern for community.

We embrace diversity in the workplace. Of our executive level officers, half are women. Of our entire workforce, 18% are minorities and 20% are military veterans. We have established a culture of high ethical and safety standards for our workforce, along with the robust risk management and strategic planning processes to guide us through the transitioning energy landscape.

We are proud of our progress in a number of ESG-related areas and continue to push ourselves to improve in these areas. Our commitment to these goals goes beyond talking points. For several years, certain of the corporate goals that determine our executives’ performance pay have been, and continue to be, directly related to environmental, worker safety and corporate governance metrics.

Outlook for 2022
As the electric utility industry across the country continues to experience change, we remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.4 million people they serve and believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to Vogtle Units No. 3 and No. 4 and anticipated environmental regulation. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 48 years, including, among other things:

•maintaining a balanced and diverse portfolio of generating resources, including nuclear, natural gas, coal and hydro and continuing the reliable, efficient and cost-effective operation of these resources;
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
Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2021, our regulatory assets and regulatory liabilities totaled $1.0 billion and $849.4 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.
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
A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units and the coal ash ponds at our coal-fired units. At December 31, 2021, our nuclear decommissioning and coal ash related asset retirement obligations were $778.2 million and $442.7 million, respectively. Our asset retirement obligations represent an estimate of the present value of anticipated retirement costs. For additional detail regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements. These obligations represented 95% of our total asset retirement obligations.
Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed. These studies provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation and discount rates, which we consider to be critical assumptions. Our current estimates are based upon studies that were performed in 2021. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.
We also consider our coal ash related decommissioning liabilities at Plants Scherer and Wansley to be critical estimates, in particular those for the coal ash ponds. Cost studies are periodically performed to provide site-specific "base year" estimates that determine the nature and timing of planned decommissioning costs. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. Critical assumptions include coal ash pond closure strategy, including water treatment requirements, and the volume of coal ash in the ponds. In addition, these estimates are dependent on other subjective factors, such as estimates of costs to perform the decommissioning and post-closure activities, timing of expenditures, and the selection of cost escalation and discount rates. Our current estimates are based upon studies that were performed in 2021. For ratemaking purposes, we are applying regulated operations accounting to the decommissioning costs and currently expect to recover ash pond closure costs over approximately 15 years. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.
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
Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2022. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.
Patronage Capital
Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2021, we had $1.1 billion in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.3% and 9.1% at December 31, 2021 and 2020, respectively.
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
The types of generation assets we own include several natural gas-fired simple cycle combustion turbine plants, three combined cycle natural gas-fired plants, a plant that burns bituminous coal, a plant that burns sub-bituminous coal, two nuclear plants and a pumped storage hydroelectric plant.

In 2021, we acquired Effingham Energy Facility, a combined cycle natural gas-fired plant, adding to our already diverse mix of generation and fuel types among our power plants. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the Effingham acquisition.
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
The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. This is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for a significant portion of the energy they purchase. In 2021, our sales to members were higher than in 2020 and 2019 primarily due to increased sales from our coal resources. As a result of the increase in natural gas prices, our coal units were more economical and generated more energy to sell to our members.
Since we pass through all of our costs to members, including fuel cost, which is one of our most significant operating costs, the cost of our energy sales to our members is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. In 2021, natural gas prices increased significantly due to supply and demand pressures compared to relatively low prices in recent years. In addition to the prevailing market price, our average cost of natural gas per kilowatt hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combined cycle units, our combustion turbine units are less efficient and thus burn more gas per kilowatt hour of electricity generated. Consequently, our combustion turbine units have a higher dispatch cost than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as on hot summer days. In 2021, generation from our combustion turbine units was less than in 2020 due to milder weather.
Combined cycle generation was higher in 2021 compared to 2020 as a result of the Effingham acquisition. The majority of the Effingham generation was used to serve off-system sales on behalf of the members who are currently deferring their portion of the output of the facility. This also resulted in a significant increase in sales to non-members compared to 2020 and 2019.
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
Our energy sales to our members also fluctuate from period to period based on weather. For 2021, the winter was very mild and summer was moderately milder when compared to the prior ten year average. However, our members obtaining more of their energy requirements from us rather than their third party suppliers offset the mild weather in 2021 and its impact on our energy revenues from our members.

We also continued to make significant capital expenditures over the past three years, particularly for the new units under construction at Plant Vogtle and the Effingham acquisition, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has generally increased. As discussed under "– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of the additional units at Plant Vogtle.
Net Margin
Our net margin for the years ended December 31, 2021, 2020 and 2019 was $57.8 million, $55.9 million and $54.5 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2021, 2020 and 2019. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."
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
The components of member revenues were as follows:

	(in thousands)			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019	% Change	% Change
Capacity revenues	$946,662	$971,071	$942,057	(2.5)%	3.1%
Energy revenues	610,447	405,939	487,795	50.4%	(16.8)%
Total	$1,557,109	$1,377,010	$1,429,852	13.1%	(3.7)%

kWh Sales	24,727,585	22,187,311	23,225,861	11.4%	(4.5)%
Cents/kWh	6.30	6.21	6.16	1.5%	0.9%
Member energy requirements supplied	62%	57%	58%	8.8%	(1.7)%

Capacity revenues decreased in 2021 compared to 2020 due to the recovery of lower fixed production maintenance costs. The slight increase in capacity revenues in 2020 compared to 2019 was due primarily to the recovery of higher fixed production costs. For a discussion of production costs and depreciation expense, see "– Operating Expenses."
The 50.4% increase in energy revenues from members in 2021 compared to 2020 was primarily a result of an increase in total fuel expense, including an increase in generation for member sales. Energy revenues from members in 2020 compared to 2019 decreased 16.8% due to a decrease in total fuel expense, including a decrease in generation for member sales. For a discussion of fuel expense, see "– Operating Expenses."
Sales to non-members.    In 2021, energy revenues from non-members were primarily from the sale of the Effingham deferring members' output into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13 of Notes to Consolidated Financial Statements. There were no capacity revenues from non-members during 2021, 2020 and 2019.

Sales to non-members were as follows:

	(dollars in thousands)
	2021	2020	2019
Energy revenues	$47,754	$608	$440
Operating Expenses
Our operating expenses increased 21.6% in 2021 compared to 2020 primarily due to significantly higher fuel costs as well as increased depreciation and amortization expense offset by a slight decrease in production costs. In 2020 compared to 2019, operating expenses decreased 4.4% primarily due to a decline in fuel costs, offset by an increase in production costs.

The following table summarizes our net kilowatt-hour (kWh) generation and fuel costs by generating source.

	Cost					Generation					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2021	2020	2019	2021 vs. 2020 % Change	2020 vs. 2019 % Change	2021	2020	2019	2021 vs. 2020 % Change	2020 vs. 2019 % Change	2021	2020	2019	2021 vs. 2020 % Change	2020 vs. 2019 % Change
Coal	$86,289	$40,222	$80,706	114.5%	(50.2)%	2,559,235	1,137,027	2,592,023	125.1%	(56.1)%	3.37	3.54	3.11	(4.8)%	13.6%
Nuclear	77,366	75,968	79,893	1.8%	(4.9)%	10,171,948	9,832,564	10,061,609	3.5%	(2.3)%	0.76	0.77	0.79	(1.3)%	(2.7)%
Natural Gas:
Combined Cycle	387,069	202,030	225,816	91.6%	(10.5)%	12,722,401	10,473,139	9,649,561	21.5%	8.5%	3.04	1.93	2.34	57.5%	(17.6)%
Combustion Turbine	48,272	42,034	53,799	14.8%	(21.9)%	1,026,430	1,386,569	1,562,895	(26.0)%	(11.3)%	4.70	3.03	3.44	55.1%	(11.9)%
	$598,996	$360,254	$440,214	66.3%	(18.2)%	26,480,014	22,829,299	23,866,088	16.0%	(4.3)%	2.26	1.58	1.84	43.0%	(14.4)%
Total fuel expense increased in 2021 compared to 2020 primarily as a result of higher natural gas prices, which also contributed to increased generation from coal-fired plants as those plants became more economical. Total generation increased significantly in 2021 compared to 2020 largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers and generation output from Effingham that was primarily sold to our non-members. In 2021 and 2020, $30.0 million of gains recognized and $20.3 million of losses incurred, respectively, were included in total fuel expense for the settlement of natural gas financial contracts we utilize to manage our exposure to fluctuations in market prices. Total fuel expense decreased in 2020 compared to 2019 primarily as a result of lower natural gas prices, which also contributed to a shift in generation from coal-fired plants to more economical natural gas-fired plants. Total generation decreased slightly in 2020 compared to 2019.
Production costs can vary due to the number and extent of outages in a given year. Production costs decreased 4.0% in 2021 compared to 2020 and increased 4.3% in 2020 compared to 2019. The decrease in 2021 was due to less costly planned major maintenance outages during 2021 compared to 2020. The increase in 2020 was due to planned major maintenance outages at Smith.
Depreciation and amortization expense increased in 2021 compared to 2020 primarily as a result of higher depreciation rates that went into effect in 2021, as well as the addition of Effingham which was acquired in 2021.
Other Income
Total other income increased 40.6% in 2021 compared to 2020 primarily as a result of gains recognized on the sale of spare parts. The 21.0% decrease in other income in 2020 compared to 2019 was primarily due to lower investment balances and lower interest rates.
Interest Charges
Allowance for debt funds used during construction increased in 2021 and 2020 primarily due to increased borrowings for Vogtle Units No. 3 and No. 4 construction expenditures.

Financial Condition
Overview
Consistent with our budgeted margin for 2021, we achieved a 1.14 margins for interest ratio which produced a net margin of $57.8 million. This net margin increased our total patronage capital (our equity) and membership fees to $1.1 billion at December 31, 2021. Our 2022 budget again targets a 1.14 margins for interest ratio.
Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.3% at December 31, 2021 and 9.1% at December 31, 2020. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.
We had a strong liquidity position at December 31, 2021 with $1.3 billion of unrestricted available liquidity, including $579.4 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction, the Effingham acquisition and for other general purposes. The average cost of funds on the $1.1 billion of commercial paper outstanding at December 31, 2021 was 0.3%.
Our total assets increased to $15.7 billion at December 31, 2021 from $14.2 billion at December 31, 2020. For the past several years, our total assets have shown significant increases primarily due to increases in construction work in progress in connection with the additional nuclear units under construction at Plant Vogtle.
Property additions during 2021 totaled $1.2 billion. These additions include costs related to the construction of the new Vogtle units, the Effingham acquisition, normal additions and replacements to existing generation facilities and purchases of nuclear fuel.
There was a net increase in long-term debt and finance leases of $288.5 million at December 31, 2021 compared to December 31, 2020. The weighted average interest rate on the $10.9 billion of long-term debt outstanding at December 31, 2021 was 3.69%.
Sources of Capital and Liquidity
Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.
We have $4.6 billion of loans from the Federal Financing Bank that are guaranteed by the Department of Energy. These loans provide funding for a portion of our cost to construct our 30% interest in the two new nuclear units at Plant Vogtle. As of December 31, 2021, we had borrowed $4.1 billion, under these loans, of which $3.9 billion was outstanding, and may draw the remaining amounts through November 2023.

Historically, we have also obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. We continue to utilize these loans for general and environmental improvements, and we plan to utilize these loans to provide a portion of the long-term financing for the Effingham acquisition and related costs. However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited in the future due to budgetary and political pressures faced by Congress. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

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

Liquidity.    At December 31, 2021, we had $1.3 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $579.4 million of cash and cash equivalents and $711.4 million of unused and available committed credit arrangements.
Net cash provided by operating activities was $560.5 million in 2021, and averaged $474.4 million per year for the three-year period 2019 through 2021.
We monitor our anticipated liquidity needs to ensure that our credit facility portfolio appropriately covers our anticipated needs. In October 2021, we extended our line of credit with JPMorgan Chase for three years and reduced the commitment from $363 million to $350 million.
At December 31, 2021, we had $1.8 billion of committed credit arrangements in place and $711.4 million available under four separate credit facilities. These are reflected in the table below:

Committed Credit Facilities
	(dollars in millions)
	Authorized Amount	Available 12/31/2021		Expiration Date
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$114	(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	347	(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at December 31, 2021.
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
(3)At December 31, 2021, $2.7 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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
Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.2 billion syndicated line of credit. Currently, we are issuing commercial paper primarily to provide interim funding for:

•payments related to the construction of Vogtle Units No. 3 and No. 4,

•principal payments due under our Department of Energy-guaranteed loans, which began in February 2020 and which we intend to continue funding with commercial paper until Vogtle Unit No. 4 is placed in service, and

•costs related to the Effingham acquisition.

We plan to refinance our commercial paper with long-term debt, either through the issuance of first mortgage bonds, through our loan guaranteed by the Department of Energy, or through financing by the Rural Utilities Service. Our loan guaranteed by the Department of Energy is our preferred source of long-term financing of eligible costs for Vogtle Units No. 3 and No. 4. See Financing Activities—Department of Energy-Guaranteed Loans for additional information regarding the Department of Energy-guaranteed loans.
Rural Utilities Service financing is our preferred source of long-term financing for the Effingham acquisition and we have received a conditional loan commitment from the Rural Utilities Service for this financing. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the Effingham acquisition.

We intend to issue first mortgage bonds to provide long-term refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans and for all other costs not financed through the Department of Energy or the Rural Utilities Service.

Our unsecured committed lines of credit permit the issuance of up to $960 million in letters of credit on our behalf, of which $571 million remained available at December 31, 2021. This letter of credit issuance capacity includes $500 million under our $1.2 billion syndicated line of credit, $350 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit.
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
Three of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $750 million. As of December 31, 2021, our patronage capital balance was $1.1 billion. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At December 31, 2021, we had $10.9 billion of secured indebtedness outstanding and $1.1 billion of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2021, we had seven members participating in the program and a balance of $106.1 million remaining to be applied against future power bills.
In addition to unrestricted available liquidity, at December 31, 2021 we had $320.1 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. The Farm Bill passed by Congress in December 2018 modified the Cushion of Credit program. The program no longer accepts deposits and the interest rate earned on existing deposits will change over time. As of October 1, 2020, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will be reset annually on October 1 of each year thereafter. Funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service-guaranteed Federal Financing Bank notes. We will determine when to apply the remaining funds in the Cushion of Credit account.
Liquidity Covenants.    At December 31, 2021, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2021 and expect to have sufficient liquidity to meet this covenant in 2022. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.
Financing Activities
First Mortgage Indenture.    At December 31, 2021, we had $10.9 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $295.2 million from December 31, 2020. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired. As of December 31, 2021, the amount of certified bondable additions and retired or defeased first mortgage indenture obligations available for the issuance of additional first mortgage indenture obligations was approximately $3.2 billion. In addition, as of December 31, 2021, we had over $340 million of property additions and certified progress payments under qualified engineering, procurement and construction contracts that, once certified in accordance with the first mortgage indenture, will be available for the issuance of additional first mortgage indenture obligations.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. At December 31, 2021, the aggregate amount we borrowed under the Department of Energy-guaranteed loans totaled $4.1 billion. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding these loans, see Note 7a of Notes to Consolidated Financial Statements.
In addition, we have raised $2.3 billion of debt in the capital markets and expect to raise long-term financing for the remaining amounts not funded by the Department of Energy-guaranteed loans in the capital markets.

In accordance with the related promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of December 31, 2021, we had repaid $181.9 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $455 million in principal on these loans by December 2023. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.

Rural Utilities Service-Guaranteed Loans.    We currently have one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements. We began borrowing from this loan in January 2021. As of December 31, 2021, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, an increase of $170.6 million from December 31, 2020. In 2021, we borrowed $283.0 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements.

All of the approved Rural Utilities Service-guaranteed loans are funded through the Federal Financing Bank, and the debt is secured ratably with all other debt under our first mortgage indenture.
Bond Financings.   In August 2021, we redeemed $245,605,000 of Series 2009 and 2010 pollution control revenue bonds prior to their maturity dates which ranged from 2030 to 2038, as part of a strategy to employ excess cash for early debt retirement. These bonds were backed by letters of credit issued under two of our lines of credit. In the second quarter of 2022, we plan to issue $500 million of taxable first mortgage bonds to provide long-term financing for expenditures related to Vogtle Units No. 3 and No. 4.

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
Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2022 through 2024. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2022	2023	2024	Total
Future Generation(2)	$948	$457	$—	$1,405
Existing Generation(3)	147	117	197	461
Environmental Compliance(4)	7	10	33	50
Nuclear Fuel(5)	91	99	123	313
General Plant	8	7	6	21
Total	$1,201	$690	$359	$2,250
(1)Includes allowance for funds used during construction.

(2)Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core. Forecasted expenditures are based on assumed in-service dates of March 2023 for Vogtle Unit No. 3 and December 2023 for Vogtle Unit No. 4 and assume we do not exercise the tender option.
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
We are currently subject to extensive environmental regulations and may be subject to future additional environmental regulations, including future implementation of existing laws and regulations. Since alternative legislative and regulatory environmental compliance programs continue to be debated on a state and national level, we cannot predict what capital costs may ultimately be required. Therefore, environmental expenditures included in the above table only include amounts related to budgeted projects to comply with existing and certain well-defined rules and regulations and do not include amounts related to compliance with other, less certain rules. The table above does not include additional capital expenditures related to Georgia Power’s recent revisions to close the coal ash ponds at Plant Wansley. If approved by the Georgia Public Service Commission, preliminary estimates provided by Georgia Power indicate the revised closure plan would increase environmental compliance expenditures in the above table by approximately $30 million in total over the three year period.
Depending on how we and the other co-owners of Plant Scherer choose to comply with any future legislation or regulations, both capital expenditures and operating expenditures may be impacted. As required by the wholesale power contracts, we expect to be able to recover from our members all capital and operating expenditures made in complying with current and future environmental regulations.
For additional information regarding environmental regulation, see "BUSINESS – REGULATION – Environmental."
Credit Rating Risk
The table below sets forth our current ratings from S&P Global Ratings, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch
Long-term ratings:
Senior secured rating	BBB+	Baa1	BBB
Issuer/unsecured rating(1)	BBB+	Baa2	BBB
Rating outlook	Negative	Stable	Stable
Short-term rating:
Commercial paper rating	A-2	P-2	F2
(1)We currently have no long-term debt that is unsecured, however, pricing of our $1.2 billion syndicated line of credit is determined based on our unsecured or issuer ratings.
We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2021, our maximum potential collateral requirements were as follows:
At senior secured rating levels:
•approximately $50 million at a senior secured level of BBB-/Baa3,
•approximately $80 million at a senior secured level of BB+/Ba1 or below, and
At senior unsecured or issuer rating levels:
•approximately $300 thousand at a senior unsecured or issuer level of BBB-/Baa3,
•approximately $66 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.

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
Interest Rate Risk
We are exposed to the risk of changes in interest rates relating to a portion of our debt. We categorize our debt as variable rate, which is debt that is subject to a change in interest rates within the next year, intermediate-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next year, but is subject to a change in interest rates within the next five years, or long-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next five years. At December 31, 2021, we had $1.2 billion of variable rate debt, $412.5 million of intermediate-term fixed rate debt, and the remainder of our debt was long-term fixed rate debt. Our $1.2 billion of variable rate debt at December 31, 2021, included $1.1 billion of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $122.6 million of pollution control bonds (including variable rate demand bonds and indexed variable rate bonds, which are both subject to repricing weekly). Our $412.5 million of intermediate-term fixed rate debt at December 31, 2021 consisted of $99.8 million of term rate debt subject to remarketing and repricing in February 2023 and $312.8 million of term rate debt subject to remarketing and repricing in February 2025.

At December 31, 2021, the weighted average interest rate on our variable rate debt was 0.4%. If, during 2022, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $11.7 million.
Our objective in managing interest rate risk is to maintain a balance of long-term fixed, intermediate-term fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2021, we had 10.2% of our total debt, including commercial paper, classified as variable rate and 3.4% of our total debt classified as intermediate-term fixed rate. The remaining 86.4% of our debt was classified as long-term fixed rate.
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
A 10% decline in the value of the internal and external funds' equity securities as of December 31, 2021 would result in a loss of value to the funds of approximately $58.0 million.
Commodity Price Risk
We are also exposed to the risk of changing prices for fuels, including coal and natural gas.
Coal
We have interests in 1,501 megawatts of coal-fired nameplate capacity at Plants Scherer and Wansley. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts and coal stockpile are expected to provide fixed prices for up to 97% and 100% of our remaining 2022 forecasted coal requirements at Plants Scherer and Wansley, respectively.
The objective of our coal procurement strategy is to ensure reliable coal supply and some price stability for our members. Our strategy permits coal commitments for up to 7 years. The procurement guidelines provide for layering in fixed and/or capped prices by annually entering into coal contracts for a portion of projected coal need for up to 7 years.
Natural Gas
We own or operate nine gas fired generation facilities totaling 4,776 megawatts of nameplate capacity. See "PROPERTIES – Generating Facilities" and "BUSINESS – OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 19 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2021 was a net asset of approximately $64.0 million, which represents the net amount we would have received if the swaps had been terminated as of that date. As of December 31, 2021, approximately 23% of our 2022 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $35.4 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.

Changes in Risk Exposure
Our exposure to changes in interest rates, the price of equity securities we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2021, 2020 and 2019

	(dollars in thousands)
	2021	2020	2019
Operating revenues:
Sales to members	$1,557,109	$1,377,010	$1,429,852
Sales to non-members	47,754	608	440
Total operating revenues	1,604,863	1,377,618	1,430,292
Operating expenses:
Fuel	$598,996	$360,254	$440,214
Production	410,708	427,808	410,328
Depreciation and amortization	275,346	248,888	243,512
Purchased power	69,346	68,484	68,556
Accretion	56,086	54,475	50,473
Total operating expenses	$1,410,482	$1,159,909	$1,213,083
Operating margin	$194,381	$217,709	$217,209
Other income:
Investment income	$45,932	$43,294	$59,182
Amortization of deferred gains	1,789	1,789	1,788
Allowance for equity funds used during construction	385	374	771
Other	23,148	5,238	2,448
Total other income	$71,254	$50,695	$64,189
Interest charges:
Interest expense	$417,722	$409,145	$403,244
Allowance for debt funds used during construction	(221,463)	(207,972)	(187,954)
Amortization of debt discount and expense	11,595	11,336	11,647
Net interest charges	$207,854	$212,509	$226,937
Net margin	$57,781	$55,895	$54,461

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

	(dollars in thousands)
	2021	2020
Assets

Electric plant:
In service	$9,865,660	$9,394,112
Right-of-use assets--finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,565,724)	(4,968,294)
	4,602,668	4,728,550
Nuclear fuel, at amortized cost	375,267	358,728
Construction work in progress	6,779,392	5,783,579
Total electric plant	11,757,327	10,870,857
Investments and funds:
Nuclear decommissioning trust fund	659,910	598,181
Investment in associated companies	75,826	74,844
Long-term investments	711,379	518,065
Restricted investments	73,702	306,601
Other	31,991	29,189
Total investments and funds	1,552,808	1,526,880
Current assets:
Cash and cash equivalents	579,350	405,511
Restricted short-term investments	246,350	180,986
Receivables	159,538	152,466
Inventories, at average cost	260,526	280,289
Prepayments and other current assets	62,286	33,839
Total current assets	1,308,050	1,053,091
Deferred charges and other assets:
Regulatory assets	1,008,790	731,438
Prepayments to Georgia Power Company	27,124	37,601
Other	52,927	20,289
Total deferred charges	1,088,841	789,328
Total assets	$15,707,026	$14,240,156
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

	(dollars in thousands)
	2021	2020
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,130,423	$1,072,642
Long-term debt	10,529,449	10,298,385
Obligations under finance leases	61,335	68,876
Other	27,701	26,861
Total capitalization	11,748,908	11,466,764
Current liabilities:
Long-term debt and finance leases due within one year	281,238	208,649
Short-term borrowings	1,095,971	383,498
Accounts payable	182,164	162,249
Accrued interest	96,410	72,434
Member power bill prepayments, current	26,102	46,068
Other current liabilities	36,123	68,932
Total current liabilities	1,718,008	941,830
Deferred credits and other liabilities:
Asset retirement obligations	1,287,143	1,135,983
Member power bill prepayments, non-current	80,001	98,113
Regulatory liabilities	849,449	566,399
Other	23,517	31,067
Total deferred credits and other liabilities	2,240,110	1,831,562
Total equity and liabilities	$15,707,026	$14,240,156

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2021 and 2020

	(dollars in thousands)
	2021	2020
Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.03% to 8.21% (average rate of 3.39% at December 31, 2021) due in quarterly installments through 2046	$2,601,365	$2,430,810
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.44% to 3.87% (average rate of 2.80% at December 31, 2021) due in quarterly installments through 2044	3,925,493	3,554,205
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	3,031	4,041
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	500,000
• Series 2020A First Mortgage Bonds, 3.75% due 2050	450,000	450,000
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2009A Heard and Monroe, and 2009B Monroe Weekly rate bonds, fully redeemed August 2021	—	112,055
• Series 2010A Burke and Monroe, and 2010B Burke Weekly rate bonds, fully redeemed August 2021	—	133,550
• Series 2013A Appling, Burke and Monroe Term rate bonds, 1.50% through February 3, 2025, due 2038 through 2040	212,760	212,760
• Series 2017A Burke, Heard, Monroe and 2017B Burke Indexed put bonds–weekly reset, 1.20% due 2040 through 2045	122,620	122,620
• Series 2017C, D Burke Fixed rate bonds, 4.125%, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Term rate bonds, 3.25% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017F Burke Term rate bonds, 3.00% through February 1, 2023, due 2041 through 2045	99,785	99,785
Total Secured Long-term debt	$10,915,054	$10,619,826
Obligations under finance leases	68,876	75,649
Obligation under Rocky Mountain transactions	27,701	26,861
Patronage capital and membership fees	1,130,423	1,072,642
Subtotal	$12,142,054	$11,794,978
Less: long-term debt and finance leases due within one year	(281,238)	(208,649)
Less: unamortized debt issuance costs	(95,883)	(102,914)
Less: unamortized bond discounts on long-term debt	(16,025)	(16,651)
Total capitalization	$11,748,908	$11,466,764

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021, 2020 and 2019

	(dollars in thousands)
	2021	2020	2019
Cash flows from operating activities:
Net margin	$57,781	$55,895	$54,461
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$400,681	$376,639	$377,853
Accretion cost	56,086	54,475	50,473
Amortization of deferred gains	(1,789)	(1,789)	(1,788)
Allowance for equity funds used during construction	(385)	(374)	(771)
Deferred outage costs	(30,746)	(38,278)	(34,505)
Gain on sale of investments	(13,516)	(19,779)	(6,058)
Gain on sale of spare parts	(15,734)	—	—
Regulatory deferral of costs associated with nuclear decommissioning	(19,318)	(10,691)	(23,982)
Other	(2,528)	(5,587)	(1,097)
Change in operating assets and liabilities:
Receivables	(5,693)	(3,659)	24,251
Inventories	23,232	(2,409)	(18,597)
Prepayments and other current assets	577	(23,754)	(1,992)
Accounts payable	31,790	1,504	(27,668)
Accrued interest	23,976	6,539	4,924
Accrued taxes	(36,301)	33,588	2,943
Other current liabilities	(14,292)	9,439	(24,069)
Member power bill prepayments	(38,078)	(67,281)	(68,245)
Rate management program collections	144,763	146,917	45,228
Total adjustments	$502,725	$455,500	$296,900
Net cash provided by operating activities	$560,506	$511,395	$351,361
Cash flows from investing activities:
Property additions	$(1,203,050)	$(1,335,380)	$(1,255,188)
Plant acquisition	(233,156)	—	—
Activity in nuclear decommissioning trust fund – Purchases	(675,153)	(578,610)	(374,338)
– Proceeds	667,344	570,294	365,871
Proceeds from the sale of spare parts	18,500	—	—
Decrease in restricted investments	167,535	46,003	119,568
Activity in other long-term investments – Purchases	(433,532)	(425,628)	(251,077)
– Proceeds	246,256	186,219	178,172
Other	14,843	7,982	(21,493)
Net cash used in investing activities	$(1,430,413)	$(1,529,120)	$(1,238,485)
Cash flows from financing activities:
Long-term debt proceeds	$757,032	$2,221,685	$1,266,950
Long-term debt payments	(468,577)	(1,334,368)	(523,691)
Increase (decrease) in short-term borrowings, net	712,473	101,128	(154,257)
Other	44,618	(13,821)	(5,884)
Net cash provided by financing activities	1,045,546	974,624	583,118
Net increase (decrease) in cash, cash equivalents and restricted cash	$175,639	$(43,101)	$(304,006)
Cash, cash equivalents and restricted cash at beginning of period	405,511	448,612	752,618
Cash, cash equivalents and restricted cash at end of period	$581,150	$405,511	$448,612
Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$170,605	$193,063	$208,892
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$107,677	$18,709	$5,282
Accrued property additions at end of period	$65,686	$89,640	$94,492
Interest paid-in-kind	$—	$—	$67,028
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES
For the years ended December 31, 2021, 2020 and 2019

(dollars in thousands)
Balance at December 31, 2018	$962,286
Components of comprehensive margin in 2019:
Net margin	54,461
Balance at December 31, 2019	$1,016,747
Components of comprehensive margin in 2020:
Net margin	55,895
Balance at December 31, 2020	$1,072,642
Components of comprehensive margin in 2021:
Net margin	57,781
Balance at December 31, 2021	$1,130,423

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2021, 2020 and 2019

1. Summary of significant accounting policies:
a. Business description
Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,627 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 733 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 408 megawatts of capacity, including 376 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.4 million people.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2021 and 2020 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2021. Examples of estimates used include items related to our asset retirement obligations. Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. Actual results could differ from those estimates.

c. Patronage capital and membership fees
We are organized and operate as a cooperative. Our members paid a total of $190 in membership fees. Patronage capital includes retained net margin. Any excess of revenues over expenditures from operations is treated as an advance of capital by our members and is allocated to each member on the basis of their fixed percentage capacity cost responsibilities in our generation resources.
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

d. Margin policy
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2021, 2020 and 2019, we achieved a margins for interest ratio of 1.14.
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

Each of our members is obligated to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of December 31, 2021, we did not have any long-term contracts with non-members.

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

We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members’ service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members’ decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. In 2021, 2020 and 2019, we provided approximately 62%, 57% and 58% of our members’ energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2021, 2020 and 2019, our board approved, and we achieved, a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of December 31, 2021 and December 31, 2020, we recognized refund liabilities totaling $30,029,000 and $32,318,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members were as follows:

	(dollars in thousands)
	2021	2020	2019
Capacity revenues	$946,662	$971,071	$942,057
Energy revenues	610,447	405,939	487,795
Total	$1,557,109	$1,377,010	$1,429,852
The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2021, 2020 and 2019:

	2021	2020	2019
Jackson EMC	15.2%	15.2%	14.4%
Cobb EMC	12.3%	13.2%	13.8%

Receivables from contracts with our members at December 31, 2021 and December 31, 2020 were $143,715,000 and $135,462,000, respectively.
Energy revenues from non-members were primarily due from the sale of the Effingham deferring members' output into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13. There were no capacity revenues from non-members during 2021, 2020 and 2019.
Sales to non-members were as follows:

	(dollars in thousands)
	2021	2020	2019
Energy revenues	$47,754	$608	$440
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

We have a rate management program that allows us to expense and recover interest costs on a current basis that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. The Vogtle program allows for the recovery of financing costs associated with the construction of Vogtle Units No. 3 and No. 4 on a current basis. Under this program, amounts billed to participating members in 2021,

2020 and 2019 were $15,693,000, $14,684,000 and $14,943,000, respectively. The cumulative amount billed since inception of the program totaled $111,636,000.

In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. Under this program, amounts billed to participating members during 2021, 2020 and 2019 were $143,000,000, $125,842,000 and $73,051,000 respectively. Funds collected through this program are invested and held until applied to members’ bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members’ bills. The cumulative amount billed since inception of the program totaled $357,328,000.
f. Receivables
A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2021, 2020 and 2019 were $143,715,000, $135,462,000 and $142,946,000, respectively. Payment is typically received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.
The remainder of our receivables is primarily related to transactions with affiliated companies and investment income. Our receivables from non-members were insignificant at December 31, 2021.
As a result of our historical experience, the short duration lifetime of our receivables and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of our receivables is remote. During 2021, 2020 and 2019, no credit losses were recognized on any receivables that arose from contracts with members or non-members.
g. Nuclear fuel cost
The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2021, 2020 and 2019 amounted to $77,366,000, $75,968,000, and $79,893,000, respectively.
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

Our share of the claims outstanding for the period January 1, 2011 through December 31, 2019 are approximately $84,000,000. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the consolidated financial statements as of December 31, 2021 or December 31, 2020 for these claims. The final outcome of these matters cannot be determined at this time.

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
Periodically, we obtain revised cost studies associated with our nuclear and fossil plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated costs of nuclear and coal ash pond decommissioning are based on the most recent studies performed in 2021.
The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2021 and 2020.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2020	$738,217	$346,589	$51,177	1,135,983
Liabilities settled	—	(17,046)	4,642	(12,404)
Accretion	43,206	11,157	1,723	56,086
Deferred accretion	—	(199)	—	(199)
Change in cash flow estimates	(3,209)	102,185	8,701	107,677
Balance at December 31, 2021	$778,214	$442,686	$66,243	$1,287,143

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2019	$697,441	$329,264	$43,935	$1,070,640
Liabilities settled	—	(4,656)	(2,332)	(6,988)
Accretion	40,776	12,059	1,640	54,475
Deferred accretion	—	(853)	—	(853)
Change in cash flow estimates	—	10,775	7,934	18,709
Balance at December 31, 2020	$738,217	$346,589	$51,177	$1,135,983
Asset Retirement Obligations
Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of, but not limited to, changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Our most recent assessment of the nuclear asset obligation, which occurred in 2021 resulted in a slight decrease in the obligation for nuclear decommissioning. Our portion of the estimated costs of decommissioning co-owned nuclear facilities are as follows:

	(dollars in thousands)
2021 site study	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2
Expected start date of decommissioning	2034	2038	2047	2049
Estimated costs based on site study in 2021 dollars:
Radiated structures	$227,000	$236,000	$200,000	$213,000
Spent fuel management	60,000	51,000	58,000	53,000
Non-radiated structures	15,000	21,000	24,000	31,000
Total estimated site study costs	$302,000	$308,000	$282,000	$297,000
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
Coal Combustion Residuals.    Coal combustion residuals (CCR) are subject to Federal and State regulations. Our obligations associated with CCR are primarily for the closure of coal ash ponds. During 2021 and 2020, assessments of the coal ash pond asset retirement obligation resulted in a $102,185,000 increase and a $10,775,000 increase in cash flow estimates for coal ash decommissioning, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR regulations. The 2021 increase in cash flow estimates was primarily due to the refinement of site specific closure costs and assumptions made regarding cost escalation and discount rates. In March 2022, Georgia Power notified the Georgia Public Service Commission of a revised closure proposal that would remove the ash from the coal ash pond at Plant Wansley for several site-specific reasons. If approved and implemented, preliminary estimates provided by Georgia Power indicate that the cost of closing the Plant Wansley ash pond could increase by approximately $100 million (in 2021 dollars). Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.
We have internally segregated the funds collected for coal ash pond and other CCR decommissioning costs, including earnings thereon. As of December 31, 2021 and December 31, 2020, the fund balances were $140,474,000 and $120,536,000, respectively.
We apply the provision of regulated operations to coal ash pond and other CCR decommissioning transactions such that collections and investment income (interest, dividends and realized gains and losses) are compared to the associated decommissioning expenses with the difference deferred to or amortized from the regulatory asset. This difference is recorded to the associated expenses in our consolidated statements of revenues and expenses. Unrealized gains and losses of the associated decommissioning fund are recorded directly to the regulatory asset in accordance with our ratemaking treatment.
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

i. Nuclear decommissioning funds
The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2021 and 2020, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.
In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheets. In 2021 we contributed $9,750,000 into the internal funds and in 2020 we contributed $4,750,000 into the internal funds.
The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2021 and December 31, 2020. The funds were invested in a diversified mix of approximately 71% equity and 29% fixed income securities in 2021 and 64% equity and 36% fixed income securities in 2020.

	2021
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2020	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2021
Equity	$212,387	$50,309	$(39,360)	$230,710	$454,046
Debt	196,810	583,003	(574,878)	1,724	206,659
Other	17	41,841	(42,653)	—	(795)
	$409,214	$675,153	$(656,891)	$232,434	$659,910
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $18,261,000.

	2021
Internal Funds:	(dollars in thousands)
	Cost 12/31/2020	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2021
Equity	$50,647	$—	$18,267	$44,735	$113,649
Debt	50,467	204,150	(207,761)	181	47,037
	$101,114	$204,150	$(189,494)	$44,916	$160,686
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $14,656,000.

	2020
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2019	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2020
Equity	$212,585	$27,707	$(16,444)	$177,866	$401,714
Debt	174,645	536,147	(523,926)	11,100	197,966
Other	(702)	14,756	(15,553)	—	(1,499)
	$386,528	$578,610	$(555,923)	$188,966	$598,181

(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $22,686,000.

	2020
Internal Funds:	(dollars in thousands)
	Cost 12/31/2019	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2020
Equity	$47,062	$—	$3,586	$33,665	$84,313
Debt	44,347	132,710	(126,590)	2,519	52,986
	$91,409	$132,710	$(123,004)	$36,184	$137,299
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
The nuclear decommissioning trust fund has produced an average annualized return of approximately 9.4% in the last ten years and 6.8% since inception in 1990. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the above assumption, our management believes that increases in cost estimates of decommissioning can be recovered in future rates.
j. Depreciation
Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use prescribed depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam, nuclear and other production in the table below reflect revised rates from depreciation rate studies completed in 2020. Site specific depreciation studies are performed every five years. Annual weighted average depreciation rates in effect in 2021, 2020, and 2019 were as follows:

	Remaining Useful Life Range in years*	2021	2020	2019
Steam production	1-23	14.47%	2.58%	2.61%
Nuclear production	13-28	2.18%	1.93%	1.94%
Hydro production	45	2.00%	2.00%	2.00%
Other production	18-27	2.60%	2.61%	2.61%
Transmission	13-28	2.75%	2.75%	2.75%
General	1-44	2.00-33.33%	2.00-33.33%	2.00-33.33%
*Based on estimated retirement dates as of 2021. Actual retirement dates may be different. Remaining useful lives for nuclear production are based on the expiration date of the applicable operating license approved by the NRC.

Depreciation expense for the years 2021, 2020 and 2019 was $269,280,000, $242,822,000, and $237,447,000, respectively. In 2021, the composite depreciation rate for Plant Wansley was increased in anticipation of the plant’s retirement in 2022. In addition to the depreciation expense recognized in 2021, $204,891,000 of Plant Wansley’s depreciation expense was deferred. See Note 1q for information regarding regulatory assets and liabilities.

k. Electric plant
Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years 2021, 2020 and 2019, the allowance for funds used during construction rates were 3.90%, 4.00% and 4.30%, respectively.
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
m. Restricted cash and investments
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. As of October 1, 2020, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will be reset annually on October 1 of each year thereafter. The program no longer allows additional funds to be deposited into the account. At December 31, 2021 and 2020, we had restricted investments totaling $320,052,000 and $487,587,000, respectively, of which $73,702,000 and $306,601,000, respectively, were classified as long-term.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts reported in the consolidated statements of cash flows.

Classification
	Twelve months ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)

Cash and cash equivalents	$579,350	$405,511
Restricted cash included in prepayments and other current assets	1,800	—
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$581,150	$405,511

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
At December 31, 2021 and December 31, 2020, fossil fuels inventories were $44,601,000 and $83,547,000, respectively. Inventories for spare parts at 2021 and 2020 were $215,925,000 and $196,742,000, respectively.
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

	(dollars in thousands)
	2021	2020
Regulatory Assets:
Premium and loss on reacquired debt(a)	$33,200	$35,433
Amortization on financing leases(b)	34,179	35,328
Outage costs(c)	31,956	35,232
Asset retirement obligations – Ashpond and other(k)	335,231	242,832
Depreciation expense - Plant Vogtle(d)	36,973	38,396
Depreciation expense - Plant Wansley(e)	204,891	—
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,857	55,430
Interest rate options cost(g)	131,556	126,813
Deferral of effects on net margin – Smith Energy Facility(h)	142,675	148,620
Other regulatory assets(o)	2,272	13,354
Total Regulatory Assets	$1,008,790	$731,438
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$22,197	$20,054
Deferral of effects on net margin – Hawk Road Energy Facility(h)	17,253	17,869
Major maintenance reserve(j)	73,059	39,776
Amortization on financing leases(b)	8,457	11,356
Deferred debt service adder(k)	138,897	123,772
Asset retirement obligations – Nuclear(l)	164,256	130,901
Revenue deferral plan(m)	359,799	220,111
Natural gas hedges(n)	63,994	—
Other regulatory liabilities(m)	1,537	2,560
Total Regulatory Liabilities	$849,449	$566,399
Net regulatory assets	$159,341	$165,039
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
(e)Represents the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which is expected by the end of August 2022. Amortization will commence upon retirement of Plant Wansley and end no later than December 31, 2040.
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
(n)Represents the deferral of unrealized gains on natural gas hedges.
(o)The amortization periods for other regulatory assets range up to 28 years and the amortization periods of other regulatory liabilities range up to 5 years.
r. Related parties
We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2021, 2020, and 2019, we incurred expenses from Georgia Transmission of $39,677,000, $37,931,000 and $37,156,000, respectively.
We, Georgia Transmission and 38 of our members are members of Georgia Systems Operations. Georgia Systems Operations operates the system control center and currently provides us system operations services and administrative support services. For 2021, 2020, and 2019, we incurred expenses from Georgia Systems Operations of $26,936,000, $27,104,000, and $26,730,000, respectively.
s. Other income
Other income includes net revenue from Georgia Transmission and Georgia Systems Operations for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income. In 2021, other income increased due to the recognition of gains on the sale of spare inventory parts from one of our generating facilities.
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
The amendments in these updates are effective for all entities as of March 12, 2020 through December 31, 2022. We have fully completed our evaluation of this new standard and we do not expect this standard will have a material impact on our consolidated financial statements.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$249,999	$249,999	$—	$—
International equity trust	$140,718	—	140,718	—
Corporate bonds and debt	$72,936	—	72,369	567
US Treasury securities	$53,321	53,321	—	—
Mortgage backed securities	$40,460	—	40,460	—
Domestic mutual funds	$75,384	75,384	—	—
Municipal bonds	$1,133	—	1,133	—
Federal agency securities	$9,608	—	9,608	—
Other	$16,351	13,623	2,728	—
Long-term investments:
International equity trust	$35,873	—	35,873	—
Corporate bonds and debt	$14,022	—	12,656	1,366
US Treasury securities	$15,259	15,259	—	—
Mortgage backed securities	$12,021	—	12,021	—
Domestic mutual funds	$277,937	277,937	—	—
Federal agency securities	$257	—	257	—
Treasury STRIPS	$350,532	—	350,532	—
Other	$5,478	5,478	—	—
Natural gas swaps	$63,994	—	63,994	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$198,325	$198,325	$—	$—
International equity trust	$120,645	—	120,645	—
Corporate bonds and debt	$98,129	—	97,788	341
US Treasury securities	$46,963	46,963	—	—
Mortgage backed securities	$45,039	—	45,039	—
Domestic mutual funds	$70,813	70,813	—	—
Municipal bonds	$1,362	—	1,362	—
Federal agency securities	$6,054	—	6,054	—
Other	$10,851	7,720	3,131	—
Long-term investments:
International equity trust	$31,378	—	31,378	—
Corporate bonds and debt	$29,870	—	29,661	209
US Treasury securities	$7,437	7,437	—	—
Mortgage backed securities	$11,432	—	11,432	—
Domestic mutual funds	$224,536	224,536	—	—
Federal agency securities	$537	—	537	—
Treasury STRIPS	$209,165	—	209,165	—
Other	$3,710	3,710	—	—
Natural gas swaps	$10,248	—	10,248	—

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
The estimated fair values of our long-term debt, including current maturities at December 31, 2021 and 2020 were as follows:

	2021		2020
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$10,915,054	$12,741,046	$10,619,826	$13,161,146
The estimated fair value of long-term debt is classified as Level 2 and is based on observed or quoted market prices for the same or similar issues, or based on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2021 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2021 all of the counterparties with transaction amounts outstanding under our hedging programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At December 31, 2021 and 2020, the estimated fair values of our natural gas contracts were net assets of $63,994,000 and net liabilities of $10,248,000, respectively.
As of December 31, 2021, one of our counterparties was required to post credit collateral totaling $1,800,000 under our natural gas swap agreements. At December 31, 2020, none of our counterparties were required to post credit collateral. Such collateral is classified as restricted cash and included in the Prepayments and other current assets line item within our consolidated balance sheets.

The following table reflects the volume activity of our natural gas derivatives as of December 31, 2021 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)
2022	25.2
2023	25.9
2024	23.7
2025	20.0
2026	15.1
Total	109.9
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2021 and 2020.

	Consolidated Balance Sheet Location	Fair Value
		2021	2020
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$23,596	$222
Natural gas swaps	Other deferred charges	$40,398	$—
Liabilities
Natural gas swaps	Other current liabilities	$—	$2,305
Natural gas swaps	Other deferred credits	$—	$8,165
The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2021, 2020 and 2019.

	Consolidated Statement of Revenues and Expenses Location	2021	2020	2019
		(dollars in thousands)
Natural gas swaps gains	Fuel	$31,440	$830	$224
Natural gas swaps losses	Fuel	(1,431)	(21,179)	(9,308)
Total		$30,009	$(20,349)	$(9,084)
The following table presents the unrealized (gains) and losses on derivative instruments deferred on the consolidated balance sheets at December 31, 2021 and 2020.

	Consolidated Balance Sheet Location
		2021	2020
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$—	$10,248
	Regulatory liability	$63,994	$—
Total		$63,994	$10,248

4. Investments:
Investments in debt and equity securities
Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities at December 31, 2021 and 2020.

	(dollars in thousands)
	Gross Unrealized
2021	Cost	Gains	Losses	Fair Value
Equity	$304,305	$280,127	$(4,682)	$579,750
Debt	774,580	4,859	(7,001)	772,438
Other	19,102	—	(1)	19,101
Total	$1,097,987	$284,986	$(11,684)	$1,371,289

	(dollars in thousands)
	Gross Unrealized
2020	Cost	Gains	Losses	Fair Value
Equity	$262,564	$219,658	$(8,127)	$474,095
Debt	613,271	18,090	(641)	630,720
Other	11,431	—	—	11,431
Total	$887,266	$237,748	$(8,768)	$1,116,246

The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2021 and 2020 are as follows:

	(dollars in thousands)
	2021		2020
	Cost	Fair Value	Cost	Fair Value
Due within one year	$223,933	$222,307	$163,890	$164,635
Due after one year through five years	371,060	368,574	242,958	247,857
Due after five years through ten years	62,679	62,639	68,659	73,479
Due after ten years	116,908	118,918	137,764	144,749
Total	$774,580	$772,438	$613,271	$630,720
The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2021, 2020 and 2019:

	(dollars in thousands)
	2021	2020	2019
Gross realized gains	$33,501	$36,647	$18,076
Gross realized losses	(19,985)	(16,868)	(12,018)
Proceeds from sales	913,600	756,513	544,043

Investment in associated companies
Investments in associated companies were as follows at December 31, 2021 and 2020:

	(dollars in thousands)
	2021	2020
National Rural Utilities Cooperative Finance Corporation (CFC)	$24,081	$24,080
CT Parts, LLC	7,049	6,554
Georgia Transmission Corporation	35,696	33,943
Georgia System Operations Corporation	6,500	7,500
Other	2,500	2,767
Total	$75,826	$74,844
The CFC investments consist of capital term certificates required in connection with our membership in CFC and a voluntary investment in CFC member capital securities. Accordingly, there is no market for these investments and they are valued at cost. The investment in Georgia Transmission represents capital credits valued at cost. The investment in Georgia System Operations represents loan advances. Repayments of these advances are due by December 2026.
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

In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $25,228,000.
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

The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
Patronage exclusion	(21.0)%	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%	0.0%

The components of our net deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	(dollars in thousands)
	2021	2020
Deferred tax assets
Obligation related to asset retirements	$331,311	$286,546
Advance payments	175,077	112,394
Other regulatory liabilities	54,611	27,651
Other assets	24,838	17,424
Deferred tax assets	585,837	444,015
Less: Valuation allowance	—	—
Net deferred tax assets	$585,837	$444,015
Deferred tax liabilities
Fixed assets and intangibles	$(40,655)	$(132,520)
Right-of-Use assets-finance leases	(77,923)	(77,923)
Other regulatory asset	(338,291)	(207,186)
Other liabilities	(17,984)	(19,233)
Deferred tax liabilities	(474,853)	(436,862)
Net deferred tax assets/(liabilities)	$110,984	$7,153
Less: Patronage exclusion	(110,984)	(7,153)
Net deferred taxes	$—	$—
During 2021, we performed an analysis of our tax basis balance sheet with the intent of better aligning the presentation of its cumulative temporary differences and the resulting deferred taxes with our presentation of our Consolidated Balance Sheets. As a result, we have revised and simplified the deferred taxes table above with new categories of our expected future tax consequences. There was no net impact to the deferred tax asset for this adjustment after the patronage exclusion.
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
We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2018 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2018 and forward. We have no liabilities recorded for uncertain tax positions.

6. Leases:
As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during 2021 and 2020 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	2021	2020
	(dollars in thousands)
Right-of-Use Assets - Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(267,606)	(262,774)
Total finance lease assets	$35,126	$39,958

Lease liabilities - Finance leases
Obligations under finance leases	$61,335	$68,876
Long-term debt and finance leases due within one year	7,541	6,773
Total finance lease liabilities	$68,876	$75,649

Classification	2021	2020
	(dollars in thousands)
Right-of-Use Assets - Operating leases
Electric plant in service	$2,293	$3,283
Total operating lease assets	$2,293	$3,283

Lease liabilities - Operating leases
Capitalization - Other	$1,550	$2,388
Other current liabilities	838	990
Total operating lease liabilities	$2,388	$3,378

		2021	2020
		(dollars in thousands)
Lease Cost	Classification
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$6,420	$5,376
Interest on lease liabilities	Interest expense	$8,177	$8,868

Operating lease cost	Inventory(1) & production expense	$1,079	$1,305
Total lease cost		$15,676	$15,549

(1)The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	December 31, 2021	December 31, 2020
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Finance leases	6.90	7.86
Operating leases	8.01	7.27

Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.73%	4.63%

	2021	2020
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$8,177	$8,868
Operating cash flows from operating leases	$1,129	$1,540
Financing cash flows from finance leases	$6,772	$6,082

Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$1,227
Maturity analysis of our finance and operating lease liabilities as of December 31, 2021 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2022	$14,949	$929	$15,878
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
2026	14,949	72	15,021
Thereafter	25,633	940	26,573
Total lease payments	$100,378	$2,955	$103,333
Less: imputed interest	(31,502)	(567)	(32,069)
Present value of lease liabilities	$68,876	$2,388	$71,264
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during 2021 and 2020 was as follows:

	2021	2020
Lease income	$6,312	$6,171

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
Maturities for long-term debt and finance lease obligations through 2026 are as follows:

	(dollars in thousands)
	2022	2023	2024	2025	2026
FFB	$272,686	$270,127	$288,031	$254,368	$234,028
FMBs	1,010	1,010	63,510	62,500	62,500
PCBs(1)	—	122,620	—	—	—
	$273,696	$393,757	$351,541	$316,868	$296,528
Finance Leases	7,541	8,398	9,351	10,413	11,595
Total	$281,237	$402,155	$360,892	$327,281	$308,123
(1)In addition to regularly scheduled principal payments, included are amounts that would be due at the mandatory redemption date of the Series 2017A and Series 2017B pollution control bonds. These Series 2017 bonds, totaling $122.6 million, have a mandatory redemption in 2023 if the bonds are not remarketed before then, with nominal maturities in 2040 and 2045.
The weighted average interest rate on our long-term debt at December 31, 2021 and 2020 was 3.69% and 3.73%, respectively.

Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2021 and December 31, 2020 are as follows:

	2021		2020
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts
	(dollars in thousands)
FFB	$6,526,858	$55,159	$5,985,015	$57,971
FMBs	3,653,031	46,985	3,654,041	49,134
PCRBs	735,165	9,765	980,770	12,460
	$10,915,054	$111,909	$10,619,826	$119,565
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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At December 31, 2021, borrowings under the Additional FFB Note totaled $1,094,000,000.
At December 31, 2021, we had borrowed a total of $4,107,348,382, including capitalized interest under the Department of Energy-guaranteed loans.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of December 31, 2021, we have repaid $181,900,000 of principal borrowed on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
During 2021, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $283,033,000 for long-term financing of general and environmental improvements at existing plants.
In January 2022, we received an additional $30,185,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

c)Credit Facilities:
As of December 31, 2021, we had a total of $1,810,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from December 2023 to December 2024. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2021, we had the ability to issue letters of credit totaling $960,000,000 in the aggregate, of which $571,000,000 remained available. At December 31, 2021, we had (i) $2,669,000 under these lines of credit in the form of issued letters of credit and (ii) $1,096,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.
d)Lines of Credit:
On October 1, 2021, we amended our bilateral credit facility with JPMorgan Chase to extend the expiration date to October 2024 and reduced the commitment amount from $363,000,000 to $350,000,000.
e)Pollution Control Revenue Bonds:
In August 2021, we redeemed $245,605,000 of Series 2009 and 2010 pollution control revenue bonds issued on our behalf by the Development Authorities of Burke, Heard and Monroe Counties.

8. Electric plant, construction and related agreements:
a. Electric plant
We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2021 and 2020 is as follows:

	2021		2020
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation
In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$3,010,843	$(1,881,324)	$3,008,848	$(1,845,863)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	58,199	(7,290)	57,631	(5,785)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	973,682	(503,871)	952,159	(479,628)
Wansley Units No. 1 & No. 2(2) (Fossil – 30% ownership)	820,110	(649,301)	764,315	(370,177)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,415,115	(638,443)	1,379,513	(569,357)
Doyle (Combustion Turbine - 100% ownership)	144,711	(120,527)	139,853	(117,005)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	615,485	(284,749)	618,965	(281,763)
Hartwell (Combustion Turbine - 100% ownership)	227,834	(121,174)	227,154	(113,879)
Hawk Road (Combustion Turbine - 100% ownership)	266,149	(69,194)	263,673	(63,907)
Talbot (Combustion Turbine - 100% ownership)	300,335	(158,270)	296,398	(152,859)
Chattahoochee (Combined cycle - 100% ownership)	319,550	(166,859)	319,234	(160,194)
Effingham (Combined cycle - 100% ownership)	337,614	(112,057)	—	—
Smith (Combined cycle - 100% ownership)	672,184	(190,760)	672,358	(174,176)
Wansley (Combustion Turbine – 30% ownership)(2)	3,942	(3,889)	3,942	(3,847)
Transmission plant	102,966	(62,457)	100,344	(60,688)

Other	104,372	(62,885)	98,406	(60,904)
Property under capital lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	795,301	(532,674)	794,051	(508,262)
Total in-service	$10,168,392	$(5,565,724)	$9,696,844	$(4,968,294)
Construction work in progress
Vogtle Units No. 3 & No. 4	$6,680,014		$5,696,342
Environmental and other generation improvements	99,378		87,237
Total construction work in progress	$6,779,392		$5,783,579
(1)Amounts include plant acquisition adjustments at December 31, 2021 of $248,000,000 and December 31, 2020 of $197,000,000.
(2)Georgia Power requested in its 2022 Integrated Resource Plan filed with the Georgia Public Service Commission (PSC) that Plant Wansley Units No. 1 and No. 2 be decertified and retired by August 31, 2022. We have received approval from our board and RUS to accelerate depreciation in anticipation of the early retirement of the plant and to create a regulatory asset for the deferral of a portion of the accelerated depreciation expense, which will be recovered over an extended period.

Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production) on the accompanying Statement of Revenues and Expenses.
b. Construction
Vogtle Units No. 3 and No. 4
We, Georgia Power, the Municipal Electric Authority of Georgia, and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units under construction at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Our ownership interest and proportionate share of the cost to construct these units is currently 30%, representing approximately 660 megawatts. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services.
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
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency is $8.5 billion and is based on commercial operation dates of March 2023 and December 2023 for Units No. 3 and No. 4, respectively. At December 31, 2021, our total investment for our 30% interest in the additional Vogtle units was approximately $7.0 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

We and our members are currently evaluating exercising the tender option discussed below which would cap our capital costs described above in exchange for a proportionate reduction of our 30% interest in the two new units. Based on the current project budget and schedule and our interpretation of the Global Amendments (described below), if we decide to exercise the tender option, our budget would be $8.1 billion and we would transfer and release from the lien of the first mortgage indenture approximately 42 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 28%. However, if the total project budget exceeds the current budget, our ownership share and megawatts could be further reduced. In addition to requiring approval by our board, any decision regarding the tender option will require certain member approvals.
We have a budget contingency for our interest that is separate and in addition to the project-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budgets and actual costs through December 31, 2021 for our share of the project.

	(in millions)
	Project Budget - No Tender	Project Budget - Tender	Actual Costs at December 31, 2021
Construction Costs (1)	$6,459	$6,068	$5,483
Financing Costs	1,922	1,914	1,502
Total Costs	$8,381	$7,982	$6,985

Project-Level Contingency	$98	$98	$—
Oglethorpe-Level Contingency	21	20	—

Total Contingency	$119	$118	$—
Totals	$8,500	$8,100	$6,985

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement.

If we do not exercise the tender option, any schedule extension beyond March 2023 and December 2023 for Units No. 3 and No. 4, respectively, is expected to impact our cost by approximately $75 million per month for both units and approximately $30 million per month for Unit No. 4 only, including financing costs. If we exercise the tender option, we expect each additional month of delay to increase our financing costs by approximately $30 million per month for both units and approximately $12 million per month for Unit No. 4.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.

In mid-March 2020, Southern Nuclear began implementing policies and procedures designed to mitigate the risk of transmission of COVID-19 at the construction site, including worker distancing measures; isolating individuals who tested positive for COVID-19, showed symptoms consistent with COVID-19, were being tested for COVID-19, or were in close contact with such persons; requiring self-quarantine; and adopting additional precautionary measures. Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. The incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is currently estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
During 2021, Southern Nuclear performed additional construction remediation work necessary to ensure quality and design standards are met as system turnovers are completed to support Unit No. 3 hot functional testing, which was completed in July 2021, and fuel load. As a result of Unit No. 3 challenges including, but not limited to, construction productivity, construction remediation work, the pace of system turnovers, spent fuel pool repairs, and the timeframe and duration for hot functional testing and other testing, at the end of the second and third quarters of 2021, Southern Nuclear further extended certain milestone dates. Through the fourth quarter 2021, the project continued to face these and other challenges related to the completion of documentation, including inspection records, necessary to submit the remaining inspection, tests, analyses and acceptance criteria and begin fuel load. As a result, at the end of the fourth quarter 2021, Southern Nuclear further extended certain milestone dates. The in-service date for Unit No. 3 will primarily depend on construction productivity and production levels, the volume of construction remediation work, the pace of system and area turnovers, and the progression of startup and other testing. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budgets reflect our expectation of an in-service date for Unit No. 3 in March 2023.

As a result of productivity challenges and temporarily diverting some Unit No. 4 craft labor and support resources to Unit No. 3 construction efforts, at the end of each of the second and third quarters of 2021 Southern Nuclear also further extended milestone dates for Unit No. 4. The temporary diversion of Unit No. 4 resources to support Unit No. 3 has continued in the first quarter of 2022; therefore, at the end of the fourth quarter 2021, Southern Nuclear further extended milestone dates for Unit. No. 4. The in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Our current budgets anticipate an in-service date for Unit No. 4 in December 2023.

During 2021, Georgia Power assigned $2.8 billion of established construction contingency and additional costs (of which our 30% share was $825 million) to the base capital costs forecast primarily associated with schedule extensions, construction productivity, the pace of system turnovers, and support resources for Units No. 3 and No. 4. At December 31, 2021, Georgia Power added $216 million (of which our 30% interest is $65 million) to replenish construction contingency. Georgia Power has stated its expectation to allocate the remainder of this project-level contingency by completion of the project.

As Unit No. 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspections, tests, analyses, and acceptance criteria and begin fuel load, and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation, availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3 construction efforts, and the pace of work package closures and system turnovers. As construction, including subcontract work, continues on both Units No. 3 and No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On November 17, 2021, the Nuclear Regulatory Commission issued the final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans with two findings of low to moderate safety significance. The Nuclear Regulatory Commission also made a finding of very low safety significance related to a non-cited violation of its regulations. The Nuclear Regulatory Commission stated that the apparent nonconformances associated with these findings do not represent an immediate safety concern because Unit No. 3 construction is still underway and issues implicating inspections, tests, analyses, and acceptance criteria must be resolved prior to loading nuclear fuel into the Unit No. 3 reactor. The Nuclear Regulatory Commission will conduct a follow-up inspection on these findings at a future date. Findings from this or other inspections could require additional remediation and/or further Nuclear Regulatory Commission oversight and may impact the projected in-service dates. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission.

Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation for each unit and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, have arisen and may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC that mitigated certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's nineteenth VCM report filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs.
•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in the nineteenth VCM report by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in the nineteenth VCM report by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0%% for our 30% ownership interest).

If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in the nineteenth VCM report plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest. In November 2021, Georgia Power and the other Co-owners clarified the process to exercise the tender option to require that a Co-owner desiring to exercise the tender option must do so between 120 and 180 days after the tender option in triggered.

The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. At December 31, 2021, budget increases since the nineteenth VCM have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022. Georgia Power and the other Co-owners do not agree on the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which certain costs, including costs that are the result of a force majeure event, impact both the calculation of (a) the point at which the tender option is triggered and (b) the costs for which Georgia Power is responsible once the actual construction costs incurred exceed the tender option trigger amount. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which certain costs, including costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. This notice commenced the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units.

Our ownership interest in Vogtle Units No. 3 and No. 4 continues to be 30%; however, this could decrease if we exercise our option to tender a portion of our ownership interest and require Georgia Power to pay 100% of the remaining share of the costs necessary to complete the units. Our decremental ownership interest would be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget and on our interpretation of the Global Amendments, if we decide to exercise the tender option, we would transfer approximately 42 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 28%.
Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively, (each, a Project Adverse Event). The most recent schedule extensions, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.

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

9. Employee benefit plans:
Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $1,811,000, $1,716,000 and $1,632,000 in 2021, 2020 and 2019, respectively.
Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $4,527,000, $4,371,000 and $4,172,000 in 2021, 2020 and 2019, respectively.
We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $5,840,000 and $4,716,000 in 2021 and 2020, respectively.

10. Nuclear insurance:
The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $13.5 billion. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450 million, a licensee of a nuclear power plant could be assessed a deferred premium of up to $138 million per incident for each licensed reactor operated by it, but not more than $20 million per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in four nuclear reactors, we could be assessed a maximum of $165 million per incident, but not more than $25 million in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every 5 years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than November 1, 2023.
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
Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The portion of the current maximum annual assessment for Georgia Power that would be payable by Oglethorpe based on ownership share, is limited to approximately $41 million.
Claims resulting from terrorist acts and cyber events are covered under both the ANI and NEIL policies (subject to normal policy limits). The aggregate, however, that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3.2 billion plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources. The maximum aggregate that NEIL will pay for all claims resulting from cyber acts and cyber events in any 12-month period is $3.2 billion each, plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
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
We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2022 for convenience, our cancellation obligation would be approximately $53,718,000.
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

As of December 31, 2021, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations	Finance and Operating Leases
2022	$29,878	$67,440	$64,048	$14,881	$22,253	$15,878
2023	9,555	24,540	63,062	3,320	21,105	15,657
2024	—	35,070	58,232	30,307	34,672	15,183
2025	—	26,670	56,549	43,120	37,581	15,021
2026	—	22,740	56,549	16,088	40,140	15,021
Thereafter	—	63,570	749,793	157,820	3,505,973	26,573

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
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer, of which we are a co-owner, have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint. On October 8, 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer, have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. On November 11, 2021, Georgia Power filed a notice to remove the three cases pending in the Superior Court of Monroe County to the U.S. District Court in the Middle District of Georgia. On February 7,

2022, four additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power seeking damages for alleged personal injuries or property damage. Collectively, these cases include approximately 70 plaintiffs. The amount of any possible losses from these matters cannot be estimated at this time.

13. Plant Acquisition:
On July 8, 2021, we acquired Effingham County Power, LLC, which owned the Effingham Energy Facility located near Savannah, Georgia, from Effingham County Power Holdings, LLC, an affiliate of the Carlyle Group, Inc. Effingham consists of a natural gas-fired combined cycle unit with an aggregate summer planning reserve generation capacity of approximately 500 megawatts. Subsequently, we dissolved Effingham County Power, LLC and transferred all of its assets and liabilities to Oglethorpe.
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

14. Quarterly financial data (unaudited):

Summarized quarterly financial information for 2021 and 2020 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
2021
Operating revenues	$376,331	$358,127	$460,822	$409,583
Operating margin	64,573	53,035	46,025	30,748
Net margin	25,958	13,145	8,907	9,771
2020
Operating revenues	$341,674	$330,944	$366,239	$338,761
Operating margin	62,515	65,532	47,862	41,800
Net margin	23,204	26,162	8,471	(1,942)
The negative net margins in the fourth quarter of 2020 were due to reductions to revenue requirements in order to achieve, but not exceed, the targeted margins for interest ratio of 1.14.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and the Board of Directors of Oglethorpe Power Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of revenues and expenses, comprehensive margin, patronage capital and membership fees and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Description of the Matter        Disclosures relating to on-going construction of Vogtle No. 3 and No. 4 units

As more fully described in Note 8b to the consolidated financial statements, the Company, together with Georgia Power Company, the Municipal Electric Authority of Georgia and the City of Dalton, are parties to an ownership participation agreement related to the construction of two additional nuclear power plants – Plant Vogtle Unit No. 3 and Plant Vogtle Unit No. 4 (the Plants). The Company owns a 30% interest in the Plants and the current budget for the Company’s portion of cost to be incurred in constructing the Plants is $8.50 billion, which includes capital costs, allowance for funds used during construction and certain project-level and Company-specific contingencies. As of December 31, 2021, the total investment in the Plants was approximately $7.0 billion. Since the inception of construction activities, there have been technical and procedural challenges encountered in the construction and licensing of the Plants, including changes to the cost estimate and the timing of the completion of the project.

Auditing the Company’s disclosure related to the Plants is especially challenging given some of the subjective assumptions made by management which includes estimates of expected remaining construction costs and the timing of completion of these activities. These significant assumptions are forward looking and could be affected by numerous uncertainties, including actions by co-owners of the Plants, challenges with the management of contractors and vendors, subcontractor performance, labor productivity, construction remediation and repair works, completion of the remaining inspection tests, the ability to attract and retain skilled labor, and cost escalations. The final construction timeline and costs may also be impacted by the results of remaining initial testing and start-up activities, including any required engineering changes or remediation related thereto and other unforeseen matters that could arise.
How We Addressed the
Matter in Our Audit        To test the adequacy of the Company’s disclosures regarding the status, risks and current budget for the nuclear construction project at the Plants, our audit procedures included, among others, evaluating the sensitivity of the Company’s project budget to changes in the assumed project completion date based upon the current project status, expected remaining costs and construction costs incurred to date. For example, we tested the underlying incurred cost information by obtaining external confirmation of the construction costs incurred through December 31, 2021 from Georgia Power Company, in its capacity as agent for the joint owners, and compared the confirmed costs to the amounts recorded by the Company in the consolidated financial statements. We also inspected reports regarding the project construction status and other key performance metrics that are used by the Company in assessing the project status and evaluating the adequacy of its project budget. In addition, we discussed with management and the Company’s Director of Nuclear Development regarding the project status, progress against key milestones, challenges encountered and the related impact on estimated costs to complete the project. We compared this information to the budgeted costs and remaining project contingency funds included in the Company’s disclosure. In addition, we read minutes of the Company’s construction committee meetings as well as reports of external independent monitors employed by the Georgia Public Service Commission to monitor the state of construction at the Plants and compared this information to the project status.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
March 25, 2022

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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors currently has three vacancies. Two of the vacancies are for at-large member positions and the other is for an outside director position. We anticipate our members will elect one at-large member director to fill the vacancy created by the passing of Bobby C. Smith, Jr., the Chairman of the Board, on January 8, 2022, at the annual member meeting on March 28, 2022. Our members did not fill either of the other two vacancies in 2021, and we do not anticipate that our members will elect directors to fill those vacancies during 2022. We expect our board will elect new board officers at its board meeting on March 28, 2022.

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

Executive Officer and Director Biographies
Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Michael L. Smith	62	President and Chief Executive Officer
Elizabeth B. Higgins	53	Executive Vice President and Chief Financial Officer
David W. Sorrick	58	Executive Vice President and Chief Operating Officer
William F. Ussery	57	Executive Vice President, Member and External Relations
Michael W. Price	61	Executive Vice President
Annalisa M. Bloodworth	43	Senior Vice President and General Counsel
Lori K. Holt	60	Senior Vice President, Fuels & Co-owned Assets
James A. Messersmith	69	Senior Vice President, Plant Operations
Heather Teilhet	46	Senior Vice President, External Affairs
Jami G. Reusch	59	Vice President, Human Resources

Directors:
Marshall S. Millwood	72	Vice-Chairman and Member Group Director (Group 3)
Jimmy G. Bailey	73	At-Large Director
George L. Weaver	74	Member Group Director (Group 1)
James I. White	76	Member Group Director (Group 1)
Danny L. Nichols	57	Member Group Director (Group 2)
Sammy G. Simonton	80	Member Group Director (Group 2)
Randy Crenshaw	69	Member Group Director (Group 3)
Fred A. McWhorter	75	Member Group Director (Group 4)
Jeffrey W. Murphy	58	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	52	Member Group Director (Group 5)
Wm. Ronald Duffey	80	Outside Director
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
David W. Sorrick is our Executive Vice President and Chief Operating Officer and has served in that capacity since February 2022. Mr. Sorrick has more than 30 years of energy generation experience. From March to December 2021, he was the Senior Vice President, Power Operations at New Fortress Energy and from March 2019 to March 2021 he was Director, Asset Management and Optimization for the Electric Power Research Institute. From January 2015 to October 2018, Mr. Sorrick was with the Tennessee Valley Authority and for the last two years acted as Senior Vice President, Power Operations with responsibility for its fleet of natural gas, hydropower and coal-fired generation resources. Prior to that, he held key positions with Duke Energy, Progress Energy, GE Power Systems and Florida Power Corp. Mr. Sorrick is a licensed professional engineer who holds a Masters of Business Administration degree from the University of South Florida and a Bachelor of Science degree in Electrical Engineering from the University of Tennessee at Chattanooga.

William F. Ussery is our Executive Vice President, Member and External Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to his current title. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drugs, Inc. and previously served as its Chairman.
Michael W. Price is an Executive Vice President and our former Executive Vice President and Chief Operating Officer, serving in that office from February 2000 to February 2022. Mr. Price was employed by Georgia System Operations from January 1999 to January 2000, first as Senior Vice President and then as Chief Operating Officer. He served as Vice President of System Planning and Construction of Georgia Transmission from May 1997 to December 1998. He served as a manager of system control of Georgia System Operations from January to May 1997. From 1986 to 1997, Mr. Price was employed by Oglethorpe in the areas of control room operations, system planning, construction and engineering, and energy management systems. Prior to joining Oglethorpe, he was a field test engineer with the Tennessee Valley Authority from 1983 to 1986. Mr. Price has a Bachelor of Science degree in Electrical Engineering from Auburn University. Mr. Price is on the board of directors for ACES Power Marketing.
Annalisa M. Bloodworth is our Senior Vice President and General Counsel and has served in that capacity since January 2017. Ms. Bloodworth joined Oglethorpe in 2010 and served in various roles prior to taking her current position, most recently as Deputy General Counsel. Prior to joining Oglethorpe, Ms. Bloodworth was in private practice at Eversheds Sutherland (US) LLP. In addition to energy, her legal experience includes significant work in commercial development, real estate, regulatory compliance, and construction contracting. Ms. Bloodworth is a graduate of Trinity University where she earned a Bachelor of Arts in Economics and Emory University School of Law where she earned her Juris Doctor degree. Ms. Bloodworth is a member of the International Women's Forum, Leadership Georgia and serves as the Immediate Past-President of the Emory University School of Law Alumni Board and as Treasurer for the board of directors of Murphy-Harpst Children's Home.
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
Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2024. He is the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and a member of the board of directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers

University. Mr. Duffey is the immediate past Chair of the board of directors of Piedmont Healthcare, where he also served on the Executive Committee, Executive Performance and Compensation Committee and Governance, Nominating Committee and was past Chair of the Audit Committee. Mr. Duffey is also a former member of the Georgia Chamber of Commerce board of directors.
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
Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2024. He is a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.
Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2023. Mr. Nichols is the chairman of the construction project committee and also serves on the compensation committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.
Sammy G. Simonton is a member group director (group 2). Mr. Simonton has served on our board of directors since October 2012, and his present term will expire in March 2024. He is a member of the audit committee. Mr. Simonton is a director of Walton Electric Membership Corporation. Mr. Simonton is currently the owner of Simonton Farms and has previous business affiliations with Meridian Homes, Moreland Altobelli Associates, Inc. and the Georgia Department of Transportation.
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
Components of Total Compensation
The compensation committee determined that compensation packages for the fiscal year ended December 31, 2021 for our executive officers should be comprised of the following three primary components:
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
We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2021, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.
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
Role of Management.    Our president and chief executive officer is the key member of management involved in our compensation process. He annually reviews the compensation of our other executive officers and in certain circumstances provides an adjustment to the executive officers' base salaries. Some of the factors the president and chief executive officer considers include the person's relative responsibilities and duties, experience, job performance, longevity of service and overall value provided for our members. Our president and chief executive officer also reviews any employment agreements with our executive officers on an annual basis and makes an affirmative decision whether each should be extended. Our president and chief executive officer reports the executive officers' salaries and determination whether to extend the employment agreements, if applicable, to the compensation committee and board of directors annually.
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
Corporate Goals for Performance Pay
We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2021, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.
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
Operations.    The operations goals measure how well each of our operating plants responds to system requirements. In order to optimize generation for system load requirements, we generally dispatch the most efficient and economical generation resources first. If the preferred generation resource is not available when called upon, we must resort to a more expensive alternative. Most of the performance measures in this category, including successful starts and peak season availability, are measured against industry averages and the applicable thresholds are set above average. To meet these standards, we or the operator of certain co-owned facilities must operate and maintain these facilities in a manner that minimizes long-term maintenance and replacement energy costs. Our achieving operational excellence at the corporate level results in the most reliable, efficient and lowest cost power supply for our members.
Construction and Project Management.    Our construction and project management goals measure our involvement and management regarding construction at our owned and co-owned generating facilities. Our most significant project is the construction of Vogtle Units No. 3 and No. 4. One of the goals measures how well we are managing the project in our role as a Co-owner. Performance is based on our participation on the Project Management Board, the degree and effectiveness of oversight involvement, understanding of the project status and project issues, and timeliness and usefulness of project communications to our members and our board of directors. Our president and chief executive officer will assign a score based on his assessment of the overall effectiveness of our management of the project and submit the score to the construction committee of our board of directors for approval. Other components measure construction progress at the Vogtle project as well as construction projects that we directly oversee, and we measure performance based on successful project completion in a timely manner and within project budget.

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
Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2021, we may earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $50 million goal. Two other financial goals focus on our internal controls over financial reporting.
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

Assessment of Performance of 2021 Corporate Goals
The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2021 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2021 Result	Weight	Weighted Goal Achieved
Safety
Incident Rate	Lost Work Time Incidents	1 (if not OSHA)	0	0	3.0%	3.00%
Safety Program(1)	Training and Meetings	100.0%	100.0%	100.0%	1.0%	1.00%
	Safety Observations	180/102	300/205	372/261	2.5%	2.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.5%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	96.0%	100.0%	99.5%	4.0%	2.76%
Fleet	Successful Dispatch	92.5%	97.5%	97.8%	3.0%	2.55%
	Peak Season Availability	73.6%	99.9%	95.3%	19.0%	17.24%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	6.0%	3.9%	4.5%	1.3%	0.80%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	6.2%	4.3%	1.9%	0.7%	0.67%
	Nuclear Fleet Capability Factor	93.2%	95.2%	93.8%	2.0%	0.60%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	90.0%	7.0%	6.30%
	Status of Project	Meet applicable deadlines		0.0%	3.0%	0.00%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines & budgets		83.3%	6.0%	5.00%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	1	4.0%	3.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$50,000,000	$57,006,881	14.0%	14.00%
	Additional Cost Savings	$0	$50,000,000	$43,192,289	0-5.0%	4.32%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	2.0%	2.00%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	93.9%	15.0%	14.08%
Total					100.0%	92.32%
(1)Certain sub-goals are aggregated for purposes of the table.
(2)Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.
As noted above, we achieved 92.32% of our corporate goals for 2021. As a result, Mr. Smith, Mr. Price, Ms. Higgins and Mr. Ussery received performance pay in an amount equal to 92.32% of 20% of his or her base salary. Mr. Messersmith received an amount equal to 92.32% of 15% of his base salary plus 115% of 5% of his base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2021:

Executive Officer	Performance Pay*
Michael L. Smith	$166,176
Michael W. Price	95,644
Elizabeth B. Higgins	96,013
William F. Ussery	73,302
James A. Messersmith	72,266
*Performance pay was calculated based on base salaries as of December 31, 2021. Actual compensation earned in 2021 is reported in the Summary Compensation Table below.
Employment Agreements
General
We have an employment agreement with Mr. Smith, Ms. Higgins and Mr. Ussery. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that these executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting in our members' best interests. We review these agreements on an annual basis. We have an employment agreement and a transition agreement with Mr. Price. We do not have an employment agreement with Mr. Sorrick or Mr. Messersmith.
Our employment agreement with Mr. Smith extends through December 31, 2024. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $630,000, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.
We also have employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery. The current term of Ms. Higgins' and Mr. Ussery's agreements extends through December 31, 2024 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. The current term of Mr. Price's employment agreement extends through December 31, 2023 and was not renewed at the end of 2021 in connection with Mr. Price's announced retirement and the transition agreement discussed below. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.
Minimum annual base salaries under these agreements are $445,100 for Mr. Price, $448,250 for Ms. Higgins and $348,400 for Mr. Ussery. Salaries are subject to review and possible adjustment as determined by the president and chief executive officer. Each executive is also eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by the president and chief executive officer at his sole discretion. The employment agreements with Mr. Price, Ms. Higgins and Mr. Ussery contain severance pay provisions; however, Mr. Price has indicated his desire to resign under the employment agreement pursuant to the terms of the transition agreement.
On October 11, 2021, we entered into a transition agreement with Mr. Price to promote the orderly transition of responsibilities from Mr. Price to a successor chief operating officer following Mr. Price's anticipated retirement in the second quarter of 2022. During the term of the transition agreement, Mr. Price will remain subject to the terms of and entitled to the benefits under his employment agreement. Pursuant to the terms of the transition agreement, Mr. Price will be entitled to separation payments of $1,073,443, which represents two times his base salary plus the value of a COBRA subsidy for one year which are comparable to the severance benefits under Mr. Price's employment agreement. Upon retirement, Mr. Price's employment agreement will terminate and he will receive no additional benefits or compensation under his employment agreement. As part of the transition agreement, Mr. Price has agreed not to compete or work in the electric energy for four years following his retirement, subject to the repayment of the separation payments.
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
Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $2,024,477.
Our president and chief executive officer considered the total amount of compensation Ms. Higgins and Mr. Ussery would receive upon the occurrence of a severance event and determined that it was appropriate for these executive officers to receive severance compensation equal to a maximum of two years of his or her then current base salary, plus benefits as described below, because such agreements provide a measure of stability for both us and the executive officers. In addition, like our president and chief executive officer, these executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, our president and chief executive officer believes such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.
Pursuant to the terms of their employment agreements, Ms. Higgins and Mr. Ussery will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Ms. Higgins and Mr. Ussery in the circumstances described above is $1,180,589, and $891,766, respectively.
Compensation Committee Report
The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for filing with the SEC.
Respectfully Submitted
The Compensation Committee
Jimmy G. Bailey
Earnest A. Jakins III
Marshall S. Millwood
Fred McWhorter
Danny Nichols

Compensation Committee Interlocks and Insider Participation
Mr. Bailey, Mr. Jakins, Mr. Millwood, Mr. McWhorter and Mr. Nichols served as members of our compensation committee during 2021.
Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $243.7 million to us in 2021 under its wholesale power contract accounted for approximately 15.2% of our total revenues.
Mr. Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $48.5 million to us in 2021 under its wholesale power contract accounted for approximately 3.0% of our total revenues.
Summary Compensation Table
The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Michael L. Smith	2021	$890,140	$—	$166,176	$177,508	$1,233,824
President and	2020	833,854	—	160,886	166,731	1,161,471
Chief Executive Officer	2019	777,546	—	149,376	156,167	1,083,089

Michael W. Price	2021	515,333	—	95,644	107,182	718,159
Executive Vice President and	2020	480,501	—	96,053	101,764	678,318
Chief Operating Officer	2019	459,937	—	88,091	97,313	645,341

Elizabeth B. Higgins	2021	517,333	—	96,013	108,579	721,925
Executive Vice President and	2020	486,547	—	96,435	102,427	685,409
Chief Financial Officer	2019	463,192	—	88,714	97,554	649,460

William F. Ussery	2021	395,000	—	73,302	83,332	551,634
Executive Vice President,	2020	375,231	—	73,666	81,806	530,703
Member and External Relations	2019	360,013	—	68,953	78,575	507,541

James A. Messersmith	2021	366,950	—	72,266	101,230	540,446
Senior Vice President,	2020	340,891	—	71,960	77,795	490,646
Plant Operations	2019	328,371	—	66,052	74,458	468,881

(1)Figures for 2021 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of each Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith of $38,500; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Mr. Messersmith, respectively of $118,984, $54,669, $54,929, $33,771 and $32,417; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.
The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Maximum
Michael L. Smith	N/A	$49,050	$180,000
Michael W. Price	N/A	$28,231	$103,600
Elizabeth B. Higgins	N/A	$28,340	$104,000
William F. Ussery	N/A	$21,637	$79,400
James A. Messersmith	N/A	$29,822	$92,185
For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2021 Corporate Goals."
Nonqualified Deferred Compensation
We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($290,000 as indexed).
The following table sets forth contributions for the fiscal year ended December 31, 2021 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Michael L. Smith	$35,000	$118,984	$158,888	$—	$1,336,781
Michael W. Price	$10,295	$54,669	$77,403	$—	$777,597
Elizabeth B. Higgins	$11,000	$54,929	$149,562	$—	$944,554
William F. Ussery	$2,400	$33,771	$52,176	$—	$386,603
James A. Messersmith	$—	$32,417	$47,616	$—	$300,462
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
Pay Ratio Disclosure
We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2021.
To identify our median employee, we determined that as of December 31, 2021, we had 320 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2021 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.
Based upon this analysis, we determined that our median employee's annual total compensation for 2021 was $153,411. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for

2021 was $1,233,824. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2021 was 8.04:1.
Compensation Policies and Practices As They Relate to Our Risk Management
We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Director Compensation
The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2021.

Name	Total Fees Earned or Paid in Cash
Member Directors
Jimmy G. Bailey	$17,020
Randy Crenshaw	$14,180
Ernest A. "Chip" Jakins III	$11,220
Fred A. McWhorter	$17,020
Marshall S. Millwood, Vice-Chairman	$14,060
Jeffrey W. Murphy	$15,220
Danny L. Nichols	$14,860
Sammy G. Simonton	$17,380
Bobby C. Smith, Jr., Past Chairman	$20,364
George L. Weaver	$16,220
James I. White	$16,450
Outside Director
Wm. Ronald Duffey	$32,380
(1)
Through July 20, 2021, we paid our member directors a fee of $1,200 per board meeting and $800 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors were paid $600 per day for attending the annual meeting of members and member advisory board meetings and $300 per day for participation by video conference for a meeting of the advisory board. We paid our outside director a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors were paid $100 per hour, or for each fraction thereof, up to a daily cap of $600, when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.
Our Board of Directors approved an increase in compensation for member directors, excluding the outside director, effective after the July 20, 2021 meetings. Subsequent to July 20, 2021, member directors are paid a fee of $1,560 per board meeting and $1,040 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors are paid $780 per day for attending the annual meeting of members and member advisory board meetings and $390 per day for participation by video conference for a meeting of the advisory board. All directors, including the outside director, are paid $130 per hour, or for each fraction thereof, up to a daily cap of $780, when participating in meetings by conference call.
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $8.5 million to us in 2021 under its wholesale power contract accounted for approximately 0.5% of our total revenues. Middle Georgia's revenues of $5.4 million to us in 2021 under its wholesale power contract accounted for approximately 0.3% of our total revenues.
Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $243.7 million to us in 2021 under its wholesale power contract accounted for approximately 15.2% of our total revenues.
Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $20.6 million to us in 2021 under its wholesale power contract accounted for approximately 1.3% of our total revenues.
Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $48.5 million to us in 2021 under its wholesale power contract accounted for approximately 3.0% of our total revenues.
George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $59.2 million to us in 2021 under its wholesale power contract accounted for approximately 3.7% of our total revenues.
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
In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2021. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2021 and 2020, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2021	2020
	(dollars in thousands)
Audit Fees(1)	$550	$544
Audit-Related Fees(2)	103	123
Tax Fees(3)	30	54
All Other Fees(4)	1	2
Total	$684	$723
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
Pre-Approval Policy
The audit and permissible non-audit services performed by Ernst & Young LLP in 2021 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2021, 2020 and 2019	65
	Consolidated Balance Sheets, As of December 31, 2021 and 2020	66
	Consolidated Statements of Capitalization, As of December 31, 2021 and 2020	68
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2021, 2020 and 2019	69
	Consolidated Statements of Patronage Capital and Membership Fees, For the Years Ended December 31, 2021, 2020 and 2019	70
	Notes to Consolidated Financial Statements	71
	Report of Independent Registered Public Accounting Firm	107

(2)	Financial Statement Schedules
	None applicable.

(3)	Exhibits

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

*4.2.1(eeee)	–
Eighty-Second Supplemental Indenture, dated as of October 6, 2021, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to Recording the Indenture in Effingham County, GA. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2021, File No. 333-192954.)

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

4.4.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.4.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.4.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.5.1(1)	–	Loan Agreement, dated as of October 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical (Indexed Put Rate Bonds) loan agreements.
4.5.2(1)	–	Note, dated October 12, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical notes.
4.5.3(1)	–	Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical indentures.
4.5.4(1)	–	Bondholder's Agreement, dated as of October 1, 2017, by and between Oglethorpe and RBC Municipal Products, LLC, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and three other substantially identical bondholder's agreements.
4.6.1(1)	–	Loan Agreement, dated as of December 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical (Fixed Rate and Term Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated December 28, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical notes.

4.6.3(1)	–	Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and three other substantially identical indentures.
4.7.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.7.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.8.1	–
Note Purchase Agreement, dated February 20, 2014, between Oglethorpe, Federal Financing Bank and United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.8.2	–
Future Advance Promissory Note No. 1, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.8.3	–
Future Advance Promissory Note No. 2, dated February 20, 2014, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.8.4	–
Note Purchase Agreement, dated as of March 22, 2019, between Oglethorpe, Federal Financing Bank and the United States Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)

*4.8.5	–	Future Advance Promissory Note, dated March 22, 2019, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.8.6	–	Loan Guarantee Agreement, dated February 20, 2014, between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.8.6(a)	–
Amendment No. 1, dated as of June 4, 2015, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)

*4.8.6(b)	–
Amendment No. 2, dated as of March 9, 2016, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2017, File No. 333-192954.)

*4.8.6(c)	–
Amendment No. 3, dated as of July 27, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on July 28, 2017, File No. 333-192954.)

*4.8.6(d)	–
Amendment No. 4, dated as of December 8, 2017, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on December 11, 2017, File No. 333-192954.)

*4.8.6(e)	–
Amendment No. 5 and Waiver, dated as of March 7, 2019, to the Loan Guarantee Agreement between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.1 to the Registrant's Form 8-K filed on March 13, 2019, File No. 333-192954.)

*4.8.6(f)	–
Amended and Restated Loan Guarantee Agreement, dated as of March 22, 2019, between Oglethorpe and the United States Department of Energy, acting by and through the Secretary of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)

*4.8.6(g)	–
Amendment No.1 to Amended and Restated Loan Guarantee Agreement, dated December 3, 2020, between Oglethorpe and the Department of Energy. (Filed as Exhibit 4.9.6(g) to the Registrant's Form 10-K for the fiscal year ended December 31, 2020, File No. 333-192954.)

*4.8.7	–	Reimbursement Note No. 1, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.5 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)
*4.8.8	–	Reimbursement Note No. 2, dated February 20, 2014, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.6 to the Registrant's Form 8-K filed on February 20, 2014, File No. 000-53908.)

*4.8.9	–	Reimbursement Note, dated March 22, 2019, issued by Oglethorpe to the Department of Energy. (Filed as Exhibit 4.4 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*10.1.1(a)	–	Participation Agreement No. 2 among Oglethorpe as Lessee, Wilmington Trust Company as Owner Trustee, The First National Bank of Atlanta as Indenture Trustee, Columbia Bank for Cooperatives as Loan Participant and Ford Motor Credit Company as Owner Participant, dated December 30, 1985, together with a schedule identifying three other substantially identical Participation Agreements. (Filed as Exhibit 10.1.1(b) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(b)	–	Supplemental Participation Agreement No. 2. (Filed as Exhibit 10.1.1(a) to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.1(c)	–	Supplemental Participation Agreement No. 1, dated as of June 30, 1987, among Oglethorpe as Lessee, IBM Credit Financing Corporation as Owner Participant, Wilmington Trust Company and The Citizens and Southern National Bank as Owner Trustee, The First National Bank of Atlanta, as Indenture Trustee, and Columbia Bank for Cooperatives, as Loan Participant. (Filed as Exhibit 10.1.1(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.1.1(d)	–
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

*10.1.8	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.9(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.9(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)

*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
10.2.2(d)	–
Third Amendment to Plant Robert W. Scherer Units One and Two Operating Agreement Among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of February 22, 2022.

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

*10.15(a)(3)	–
Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Michael W. Price. (Filed as Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 2018.)

10.15(b)(3)	–	Transition Agreement, dated October 11, 2021, between Oglethorpe and Michael W. Price.
*10.16(3)	–
Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and Elizabeth B. Higgins. (Filed as Exhibit 10.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 2018.)

*10.17(3)	–
Second Amended and Restated Employment Agreement, dated as of September 26, 2018, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 2018.)

14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2021, File No. 333-192954.)
101	–	XBRL Interactive Data File.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2022.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/ MICHAEL L. SMITH
MICHAEL L. SMITH
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2022
MICHAEL L. SMITH

/s/ ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2022
ELIZABETH B. HIGGINS

/s/ G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 25, 2022
G. KENNETH WARREN, JR.

/s/ JIMMY G. BAILEY	Director	March 25, 2022
JIMMY G. BAILEY

/s/ RANDY CRENSHAW	Director	March 25, 2022
RANDY CRENSHAW

/s/ WM. RONALD DUFFEY	Director	March 25, 2022
WM. RONALD DUFFEY

/s/ ERNEST A. JAKINS III	Director	March 25, 2022
ERNEST A. JAKINS III

/s/ FRED MCWHORTER	Director	March 25, 2022
FRED MCWHORTER

/s/ MARSHALL S. MILLWOOD	Director	March 25, 2022
MARSHALL S. MILLWOOD

/s/ JEFFREY W. MURPHY	Director	March 25, 2022
JEFFREY W. MURPHY

/s/ DANNY L. NICHOLS	Director	March 25, 2022
DANNY L. NICHOLS

/s/ SAMMY G. SIMONTON	Director	March 25, 2022
SAMMY G. SIMONTON

/s/ GEORGE L. WEAVER	Director	March 25, 2022
GEORGE L. WEAVER

/s/ JAMES I. WHITE	Director	March 25, 2022
JAMES I. WHITE