Form 10-Q
period 2022-03-31
OGLETHORPE POWER CORP
filed 2022-05-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
FOR THE QUARTER ENDED MARCH 31, 2022

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2021 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2022 and December 31, 2021

	(dollars in thousands)
	2022	2021
Assets
Electric plant:
In service	$9,864,049	$9,865,660
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,682,179)	(5,565,724)
	4,484,602	4,602,668

Nuclear fuel, at amortized cost	383,403	375,267
Construction work in progress	6,981,823	6,779,392
Total electric plant	11,849,828	11,757,327

Investments and funds:
Nuclear decommissioning trust fund	615,247	659,910
Investment in associated companies	76,389	75,826
Long-term investments	702,821	711,379
Restricted investments	—	73,702
Other	32,432	31,991
Total investments and funds	1,426,889	1,552,808

Current assets:
Cash and cash equivalents	467,353	579,350
Restricted cash and short-term investments	236,015	248,150
Receivables	160,085	159,538
Inventories, at average cost	261,294	260,526
Prepayments and other current assets	105,234	60,486
Total current assets	1,229,981	1,308,050

Deferred charges and other assets:
Regulatory assets	1,088,130	1,008,790
Prepayments to Georgia Power Company	30,062	27,124
Other	112,179	52,927
Total deferred charges	1,230,371	1,088,841
Total assets	$15,737,069	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2022 and December 31, 2021

	(dollars in thousands)

	2022	2021
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,152,403	$1,130,423
Long-term debt	10,945,787	10,529,449
Obligation under finance leases	61,335	61,335
Other	27,893	27,701
Total capitalization	12,187,418	11,748,908

Current liabilities:
Long-term debt and finance leases due within one year	346,516	281,238
Short-term borrowings	663,067	1,095,971
Accounts payable	63,488	182,164
Accrued interest	77,748	96,410
Member power bill prepayments, current	26,754	26,102
Other current liabilities	80,240	36,123
Total current liabilities	1,257,813	1,718,008

Deferred credits and other liabilities:
Asset retirement obligations	1,299,183	1,287,143
Member power bill prepayments, non-current	71,361	80,001
Regulatory liabilities	898,095	849,449
Other	23,199	23,517
Total deferred credits and other liabilities	2,291,838	2,240,110
Total equity and liabilities	$15,737,069	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2022 and 2021

	(dollars in thousands)

	Three Months
	2022	2021
Operating revenues:
Sales to members	$417,449	$376,272
Sales to non-members	2,993	59
Total operating revenues	420,442	376,331
Operating expenses:
Fuel	165,484	108,065
Production	95,780	105,373
Depreciation and amortization	70,926	67,619
Purchased power	16,875	16,920
Accretion	13,532	13,781
Total operating expenses	362,597	311,758
Operating margin	57,845	64,573

Other income:
Investment income	11,847	11,960
Other	3,030	2,171
Total other income	14,877	14,131

Interest charges:
Interest expense	104,669	103,479
Allowance for debt funds used during construction	(56,773)	(53,639)
Amortization of debt discount and expense	2,846	2,906
Net interest charges	50,742	52,746
Net margin	$21,980	$25,958
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2022 and 2021

(dollars in thousands)
Balance at December 31, 2020	$1,072,642
Net margin	25,958
Balance at March 31, 2021	$1,098,600
Balance at December 31, 2021	$1,130,423
Net margin	21,980
Balance at March 31, 2022	$1,152,403
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2022 and 2021

	(dollars in thousands)
	2022	2021
Cash flows from operating activities:
Net margin	$21,980	$25,958
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	92,211	99,638
Accretion cost	13,532	13,781
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(135)	(26)
Deferred outage costs	(22,228)	(13,231)
Loss (gain) on sale of investments	8,271	(9,134)
Regulatory deferral of costs associated with nuclear decommissioning	(14,694)	284
Other	974	(641)
Change in operating assets and liabilities:
Receivables	(8,620)	1,455
Inventories	(715)	8,567
Prepayments and other current assets	5,954	4,039
Accounts payable	(78,836)	(41,415)
Accrued interest	(18,662)	4,300
Accrued taxes	16,180	(22,542)
Other current liabilities	29,836	(6,273)
Member power bill prepayments	(7,988)	(18,779)
Rate management program collections	11,017	37,979
Total adjustments	25,650	57,555
Net cash provided by operating activities	47,630	83,513
Cash flows from investing activities:
Property additions	(280,364)	(324,181)
Activity in nuclear decommissioning trust fund—Purchases	(195,038)	(250,195)
—Proceeds	192,858	248,147
Decrease in restricted cash and investments	123,232	54,280
Activity in other long-term investments—Purchases	(111,490)	(120,752)
—Proceeds	94,279	72,293
Other	(3,718)	144
Net cash used in investing activities	(180,241)	(320,264)
Cash flows from financing activities:
Long-term debt proceeds	102,185	238,578
Long-term debt payments	(115,168)	(61,828)
Increase in short-term borrowings, net	60,501	217,674
Other	10,496	(2,083)
Net cash provided by financing activities	58,014	392,341
Net (decrease) increase in cash, cash equivalents and restricted cash	(74,597)	155,590
Cash, cash equivalents and restricted cash at beginning of period	581,150	405,511
Cash, cash equivalents and restricted cash at end of period	$506,553	$561,101
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$66,117	$45,127
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$(399)
Accrued property additions at end of period	$21,469	$76,364
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month periods ended March 31, 2022 and 2021. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of results to be expected for the full year. As noted in our 2021 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2021 Form 10-K.
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

3.Cost approach.    The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). This approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$237,403	$237,403	$—	$—
International equity trust	126,621	—	126,621	—
Corporate bonds and debt	47,987	—	46,718	1,269
US Treasury securities	102,406	102,406	—	—
Mortgage backed securities	22,192	—	22,192	—
Domestic mutual funds	68,348	68,348	—	—
Municipal bonds	809	—	809	—
Federal agency securities	2,268	—	2,268	—
Other	7,213	7,213	—	—
Long-term investments:
International equity trust	36,959	—	36,959	—
Corporate bonds and debt	4,129	—	2,938	1,191
US Treasury securities	40,382	40,382	—	—
Mortgage backed securities	—	—	—	—
Domestic mutual funds	271,155	271,155	—	—
Federal agency securities	—	—	—	—
Treasury STRIPS	350,275	—	350,275	—
Other	(79)	(79)	—	—
Natural gas swaps	173,946	—	173,946	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$249,999	$249,999	$—	$—
International equity trust	140,718	—	140,718	—
Corporate bonds and debt	72,936	—	72,369	567
US Treasury securities	53,321	53,321	—	—
Mortgage backed securities	40,460	—	40,460	—
Domestic mutual funds	75,384	75,384	—	—
Municipal bonds	1,133	—	1,133	—
Federal agency securities	9,608	—	9,608	—
Other	16,351	13,623	2,728	—
Long-term investments:
International equity trust	35,873	—	35,873	—
Corporate bonds and debt	14,022	—	12,656	1,366
US Treasury securities	15,259	15,259	—	—
Mortgage backed securities	12,021	—	12,021	—
Domestic mutual funds	277,937	277,937	—	—
Federal agency securities	257	—	257	—
Treasury STRIPS	350,532	—	350,532	—
Other	5,478	5,478	—	—
Natural gas swaps	63,994	—	63,994	—

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
The estimated fair values of our long-term debt, including current maturities at March 31, 2022 and December 31, 2021 were as follows:

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$10,830,072	$11,338,418	$10,915,054	$12,741,046

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of March 31, 2022 and December 31, 2021 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
(C)Derivative Instruments.    We use commodity derivatives to manage our exposure to fluctuations in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate. Realized gains and losses on natural gas swaps are included in fuel expense within our consolidated statements of revenues and expenses and, therefore, net margins within our consolidated statement of cash flows.
We are exposed to credit risk as a result of entering into these arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We have established policies and procedures to manage credit risk through counterparty analysis, exposure calculation and monitoring, exposure limits, collateralization and certain other contractual provisions.
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2022, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
We have entered into International Swaps and Derivatives Association agreements with our natural gas derivative counterparties that mitigate credit exposure by creating contractual rights relating to creditworthiness, collateral, termination and netting (which, in certain cases, allows us to use the net value of affected transactions with the same counterparty in the event of default by the counterparty or early termination of the agreement).
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
At March 31, 2022 and December 31, 2021, the estimated fair values of our natural gas contracts were net assets of approximately $173,946,000 and $63,994,000, respectively.
As of March 31, 2022, four of our counterparties were required to post credit collateral totaling $39,200,000 under our natural gas swap agreements. As of December 31, 2021, one of our counterparties was required to post credit collateral totaling $1,800,000 under our natural gas swap agreements. Such collateral is classified as restricted cash and included in the Restricted cash and investments line items within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2022 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2022	21.6
2023	26.8
2024	25.3
2025	21.2
2026	16.0
2027	0.9
Total	111.8
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2022 and December 31, 2021.

	Balance Sheet Location	Fair Value
		2022	2021
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$74,299	$23,596
Natural gas swaps	Other deferred charges	$99,647	$40,398

Liabilities:
Natural gas swaps	Other current liabilities	$—	$—
Natural gas swaps	Other deferred credits	$—	$—
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three months ended March 31, 2022 and 2021.

	Statement of Revenues and Expenses Location	Three Months Ended March 31,
		2022	2021
		(dollars in thousands)
Natural gas swaps gains	Fuel	$8,078	$101
Natural gas swaps losses	Fuel	(79)	(1,244)
Total		$7,999	$(1,143)
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at March 31, 2022 and December 31, 2021.

	Balance Sheet Location	2022	2021
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$173,946	$63,994
Total		$173,946	$63,994

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of March 31, 2022 and December 31, 2021.

	Gross Unrealized
	(dollars in thousands)
March 31, 2022	Cost	Gains	Losses	Fair Value
Equity	$310,055	$236,875	$(4,239)	$542,691
Debt	792,554	446	(24,757)	768,243
Other	7,134	—	—	7,134
Total	$1,109,743	$237,321	$(28,996)	$1,318,068

	Gross Unrealized
	(dollars in thousands)
December 31, 2021	Cost	Gains	Losses	Fair Value
Equity	$304,305	$280,127	$(4,682)	$579,750
Debt	774,580	4,859	(7,001)	772,438
Other	19,102	—	(1)	19,101
Total	$1,097,987	$284,986	$(11,684)	$1,371,289
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

Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of March 31, 2022 and December 31, 2021, we did not have any long-term contracts with non-members.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the three-month periods ended March 31, 2022 and 2021, we provided approximately 57% and 55% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2022, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of March 31, 2022 and March 31, 2021, we did not recognize a refund liability for either period. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2022	2021
Capacity revenues	$243,291	$255,824
Energy revenues	174,158	120,448
Total	$417,449	$376,272
Member energy requirements supplied	57%	55%

Receivables from contracts with our members at March 31, 2022 and December 31, 2021 were $137,121,000 and $143,715,000, respectively.
Sales to non-members during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2022	2021
Energy revenues	$2,993	$59

Receivables from non-member energy sales at March 31, 2022 and December 31, 2021 were $2,095,000 and $302,000, respectively.
Energy revenues from non-members for the three months ended March 31, 2022 were primarily from the sale of a portion of the energy output at Effingham, which we acquired in July 2021, into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13 in our 2021 Form 10-K. There were no capacity revenues to non-members for the three months ended March 31, 2022 and 2021.
Electric capacity and energy revenues are recognized by us without any obligation for returns, warranties or taxes collected. As our members are jointly and severally obligated to pay all expenses associated with owning and operating our power supply business and we perform an on-going assessment of the credit worthiness of non-members and have not had a history of any write-offs from non-members, we have not recorded an allowance for doubtful accounts associated with our receivables from members or non-members.
We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members during the three months ended March 31, 2022 and 2021 were $3,861,000 and $3,857,000, respectively. The cumulative amount billed since inception of the program totaled $115,497,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. Under this program, amounts billed to participating members, net of billing credits, during the three months ended March 31, 2022, and 2021 were $2,944,000 and $40,044,000, respectively. Funds collected through this program are invested and held until applied to members' bills. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $360,272,000.

(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2022 and 2021 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	March 31, 2022	December 31, 2021
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(268,923)	(267,606)
Total finance lease assets	$33,809	$35,126
Lease liabilities—Finance leases
Obligations under finance leases	$61,335	$61,335
Long-term debt and finance leases due within one year	7,541	7,541
Total finance lease liabilities	$68,876	$68,876

Classification	March 31, 2022	December 31, 2021
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service, net	$2,086	$2,293
Total operating lease assets	$2,086	$2,293
Lease liabilities—Operating leases
Capitalization—Other	$1,301	$1,550
Other current liabilities	798	838
Total operating lease liabilities	$2,099	$2,388

		Three months ended
Lease Cost	Classification	March 31, 2022	March 31, 2021
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,885	$1,516
Interest on lease liabilities	Interest expense	1,852	2,044
Operating lease cost:	Inventory(1) & production expense	222	270
Total leased cost		$3,959	$3,830
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2022	December 31, 2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	6.65	6.90
Operating leases	8.60	8.01
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.84%	4.73%

	Three months ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$303	$351
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Maturity analysis of our finance and operating lease liabilities as of March 31, 2022 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2022	$14,949	$626	$15,575
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
2026	14,949	72	15,021
Thereafter	25,633	940	26,573
Total lease payments	$100,378	$2,652	$103,030
Less: imputed interest	(31,502)	(553)	(32,055)
Present value of lease liabilities	$68,876	$2,099	$70,975
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Lease income	$1,645	$1,597
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
In July 2020, a group of individual plaintiffs filed a complaint in the Superior Court of Fulton County, Georgia against Georgia Power alleging that releases from Plant Scherer, of which we are a co-owner, have impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia

Power has filed multiple motions to dismiss the complaint. On October 8, 2021, three additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer, have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. On November 11, 2021, Georgia Power filed a notice to remove the three cases pending in the Superior Court of Monroe County to the U.S. District Court in the Middle District of Georgia. On February 7, 2022, four additional complaints were filed in the Superior Court of Monroe County, Georgia against Georgia Power seeking damages for alleged personal injuries or property damage. On March 9, 2022, Georgia Power filed notices to remove the four additional cases pending in the Superior Court of Monroe County to the U.S. District Court in the Middle District of Georgia. Collectively, these cases include approximately 70 plaintiffs. The amount of any possible losses from these matters cannot be estimated at this time.

In May 2022, Florida Power & Light Company and JEA filed a complaint in the U.S. District Court for the Northern District of Georgia against us and the other co-owners of Plant Scherer alleging that their contractual responsibility for a proportionate share of certain common facility costs relating to future environmental projects at Plant Scherer should be decreased following the retirement of Scherer Unit No. 4 at the end of 2021. While we do not believe that the co-ownership agreements support the arguments raised by Florida Power & Light Company and JEA, if their arguments were to be successful in this case, we could be responsible for an increased percentage of these costs relating to our interests in Scherer Unit Nos. 1 and 2. The amount of additional costs relating to these future projects, if any, cannot be determined at this time.
(I)Restricted Cash and Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. For the period from January 1, 2021 to September 30, 2021, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will be reset annually on October 1 of each year thereafter. The program no longer allows additional funds to be deposited into the account. At March 31, 2022 and December 31, 2021, we had restricted investments totaling $196,820,000 and $320,052,000, respectively, of which $196,820,000 and $246,350,000, respectively, were classified as current.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Three months ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)

Cash and cash equivalents	$467,353	$561,101
Restricted cash included in Restricted cash and investments	39,200	—
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$506,553	$561,101
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

	2022	2021
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$32,199	$33,200
Amortization of financing leases(b)	33,611	34,179
Outage costs(c)	45,834	31,956
Asset retirement obligations—Ashpond and other(l)	340,209	335,231
Depreciation expense - Plant Vogtle(d)	36,617	36,973
Depreciation expense - Plant Wansley(e)	260,463	204,891
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,105	55,857
Interest rate options cost(g)	132,756	131,556
Deferral of effects on net margin—Smith Energy Facility(h)	141,189	142,675
Other regulatory assets(o)	10,147	2,272
Total Regulatory Assets	$1,088,130	$1,008,790
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$22,371	$22,197
Deferral of effects on net margin—Hawk Road Energy Facility(h)	17,098	17,253
Major maintenance reserve(j)	81,492	73,059
Amortization of financing leases(b)	7,732	8,457
Deferred debt service adder(k)	142,817	138,897
Asset retirement obligations—Nuclear(l)	97,746	164,256
Revenue deferral plan(m)	353,433	359,799
Natural gas hedges(n)	173,946	63,994
Other regulatory liabilities(o)	1,460	1,537
Total Regulatory Liabilities	$898,095	$849,449
Net Regulatory Assets	$190,035	$159,341

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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At March 31, 2022, borrowings under the Additional FFB Note totaled $1,094,000,000.
At March 31, 2022, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $4,107,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of March 31, 2022, we have repaid $217,685,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2022, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $30,185,000 for long-term financing of general and environmental improvements at existing plants.
In April 2022, we received an additional $22,318,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)First Mortgage Bonds:
On April 12, 2022, we issued $500,000,000 of 4.50% first mortgage bonds, Series 2022A, for the purpose of providing long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. In conjunction with the issuance of the bonds, we repaid $493,405,000 of outstanding commercial paper, which was classified as long-term debt at March 31, 2022. The bonds are due to mature April 2047 and are secured under our first mortgage indenture.

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
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency is $8.5 billion and is based on commercial operation dates of March 2023 and December 2023 for Units No. 3 and No. 4, respectively. At March 31, 2022, our total investment in the additional Vogtle units was approximately $7.2 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
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
We have a budget contingency for our interest that is separate and in addition to the project-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budgets and actual costs through March 31, 2022 for our share of the project.

	(in millions)
	Project Budget - No Tender	Project Budget - Tender	Actual Costs at March 31, 2022
Construction Costs (1)	$6,487	$6,096	$5,621
Financing Costs	1,922	1,914	1,561
Total Costs	$8,409	$8,010	$7,182

Project-Level Contingency	$70	$70	$—
Oglethorpe-Level Contingency	21	20	—

Total Contingency	$91	$90	$—
Totals	$8,500	$8,100	$7,182

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
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As of March 31, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
The Unit No. 3 projected schedule primarily depends on construction productivity and production levels, the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspection, tests, analyses and acceptance criteria and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budgets reflect our expectation of an in-service date for Unit No. 3 in March 2023.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Our current budgets anticipate an in-service date for Unit No. 4 in December 2023. Meeting the projected in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained.

During the first quarter of 2022, Georgia Power assigned $95 million of established construction contingency and additional costs (of which our 30% share was $29 million) to the base capital costs forecast primarily associated with construction productivity, the pace of system turnovers, and support resources for Units No. 3 and No. 4. Georgia Power has stated its expectation to allocate the remainder of the project-level contingency by completion of the project.
As Unit No. 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include construction productivity, completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspections, tests, analyses, and acceptance criteria and begin fuel load, and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3 construction efforts; and the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. As construction, including subcontract work, continues on both Units No. 3 and No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.
There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On March 25, 2022, the Nuclear Regulatory Commission completed its follow up inspection related to the November 2021 final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. The Nuclear Regulatory Commission closed the findings identified in November 2021 and returned Unit No. 3 to the Nuclear Regulatory Commission’s baseline inspection program.
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
In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
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
If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in the nineteenth VCM report plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest. In November 2021, Georgia Power and the other Co-owners clarified the process to exercise the tender option to require that a Co-owner desiring to exercise the tender option must do so between 120 and 180 days after the tender option is triggered.
The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. As of December 31, 2021, budget increases since the nineteenth VCM have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022. Georgia Power and the other Co-owners do not agree on the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when the Co-owners’ option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in the nineteenth VCM report plus $2.1 billion has been reached. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in the nineteenth VCM report by $800 million to $2.1 billion. Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. This notice commenced the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units.
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
Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively (each, a Project Adverse Event). The schedule extensions, announced in February 2022, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.
The Global Amendments provide that Georgia Power may cancel the project at any time at its sole discretion. In the event that Georgia Power determines to cancel the project or fewer than 90% of the Co-owners vote to continue construction upon the occurrence of a subsequent project adverse event, we and the other Co-owners would assess our options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval. Further, if Georgia Power or the Co-owners decided to cancel the project, the Department of Energy would have the discretion to require that we repay all amounts outstanding under our loan guarantee agreement with the Department of Energy over a five-year period as discussed in Note L of Notes to Unaudited Consolidated Financial Statements.
The ultimate outcome of these matters cannot be determined at this time.
See “Item 1A – RISK FACTORS” in our 2021 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
(N)Measurement of Credit Losses on Financial Instruments. The financial assets we hold that are subject to credit losses (Topic 326) are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.

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
Results of Operations
For the Three Months Ended March 31, 2022 and 2021
Net Margin
Our net margin for the three-month period ended March 31, 2022 was $22.0 million compared to $26.0 million for the same period of 2021. Through March 31, 2022, we collected approximately 36% of our targeted net margin of $61.5 million for the year ending December 31, 2022. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2022 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2022 or March 31, 2021. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2021 Form 10-K.
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
The components of member revenues for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2022	2021	% Change
Capacity revenues	$243,291	$255,824	(4.9)%
Energy revenues	174,158	120,448	44.6%
Total	$417,449	$376,272	10.9%
MWh Sales to members	5,573,760	5,245,183	6.3%
Cents/kWh	7.49	7.17	4.5%
Member energy requirements supplied	57%	55%	3.6%
Energy revenues from members increased for the three-month period ended March 31, 2022 compared to the same period in 2021 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Sales to non-members.    Energy revenues to non-members were primarily from the sale of a portion of the energy output at Effingham, which we acquired in July 2021, into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13 in our 2021 Form 10-K. There were no capacity revenues to non-members for the three months ended March 31, 2022 and 2021.
Sales to non-members during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2022	2021	% Change
Energy revenues	$2,993	$59	4,972.9%

Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Fuel Source	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Coal	$32,287	$15,129	113.4%	976,322	497,238	96.3%	3.31	3.04	8.9%
Nuclear	16,611	18,869	(12.0)%	2,249,064	2,466,130	(8.8)%	0.74	0.77	(3.9)%
Gas:
Combined Cycle	115,057	71,468	61.0%	2,549,581	2,381,859	7.0%	4.51	3.00	50.3%
Combustion Turbine	1,529	2,599	(41.2)%	23,322	56,866	(59.0)%	6.56	4.57	43.5%
	$165,484	$108,065	53.1%	5,798,289	5,402,093	7.3%	2.85	2.00	42.5%
Total fuel costs increased for the three-month period ended March 31, 2022 compared to the same period in 2021 as a result of a 42.5% increase in the average cost of fuel as well as a 7.3% increase in generation. The increase in average fuel cost was primarily due to higher average natural gas prices during the first quarter of 2022 as prices have increased due to supply and demand pressures. Coal-fired generation increased primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be relatively more economical. The overall increase in generation for the three-month period ended March 31, 2022 compared to the same period in 2021 was largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices.
Production
Production costs can vary due to the number and extent of maintenance outages in a given year. Production costs decreased for the three-month period ended March 31, 2022 as compared to the same period of 2021 primarily as a result of lower fixed major maintenance outage costs associated with our combustion turbine plants. Largely offsetting this decrease were higher fixed major maintenance outage costs at our combined cycle plants.
Interest Charges
Net interest charges decreased slightly as a result of the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of March 31, 2022
Assets

Cash used for property additions for the three-month period ended March 31, 2022 totaled $280.4 million. Of this amount, $182.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $27.4 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
The $44.7 million decrease in nuclear decommissioning trust fund was primarily due to the decrease in unrealized investment gains due to the downturn in the stock market during the first quarter of 2022.
Restricted cash and investments consist of collateral posted by our counterparties under our natural gas swap agreements and funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize these restricted investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. During the first quarter of 2022, restricted cash and investments decreased $85.8 million as we utilized $123.2 million for debt service payments and expect to utilize the remainder of the balance through 2023. The decrease in restricted investments was offset by a $37.4 million increase in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
Prepayments and other current assets increased $44.7 million during the three-month period ended March 31, 2022 primarily due to a $50.7 million increase in fair value at March 31, 2022 of our natural gas hedges that will settle within the next twelve months.
Regulatory assets increased $79.3 million largely as a result of a $55.6 million increase in the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which is expected in August 2022. The increase in our regulatory assets was also attributable to the $13.9 million increase in the deferral associated with nuclear refueling outages.
Other deferred charges increased $59.3 million during the three-month period ended March 31, 2022 primarily due to a $59.2 million increase in fair value at March 31, 2022 of our natural gas hedges that will settle after the next twelve months.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $481.6 million primarily as a result of reclassifying $493.4 million of commercial paper to long-term debt that was refinanced through the issuance of the Series 2022A first mortgage bonds in April 2022, $72.0 million loan advance under one of our lines of credit and $30.2 million advanced under the Rural Utilities Service-guaranteed Federal Financing Bank loan. Offsetting this increase was $115.2 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, decreased $432.9 million during the three-month period ended March 31, 2022 primarily as a result of reclassification of $493.4 million of commercial paper to long-term debt due to the 2022A first mortgage bonds issuance noted above. During this period, total short-term borrowings were $264.8 million and repayments during the period totaled $204.3 million.
Accounts payable decreased $118.7 million during the three-month period ended March 31, 2022. The decrease was primarily due to a $51.3 million reduction in payables due to Georgia Power, a decrease of $34.6 million in trade accounts payable, primarily for property taxes, and the application of $30.0 million in credits to our members' bills in the first quarter of 2022 for a board-approved reduction in 2021 revenue in excess of the requirement to meet the 2021 targeted net margin.
Other current liabilities increased $44.1 million for the three-month period ended March 31, 2022 primarily as a result of a $37.4 million increase in restricted cash posted by and due to counterparties under our natural gas swap agreements and a $16.2 million increase in accrued property taxes.
Regulatory liabilities increased $48.6 million for the three-month period ended March 31, 2022 primarily due to a $110.0 million increase in the liability associated with unrealized gains on our natural gas hedges. Partially offsetting this increase was a $66.5 million decrease in the liability associated with deferred nuclear asset retirement obligations that was primarily driven by a decrease in unrealized gains associated with our nuclear decommissioning investments.
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
Cost and Schedule
Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, our allocation of the project-level contingency and a separate Oglethorpe-level contingency is $8.5 billion and is based on commercial operation dates of March 2023 and December 2023 for Units No. 3 and No. 4, respectively. At March 31, 2022, our total investment for our 30% interest in the additional Vogtle units was approximately $7.2 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

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
We have a budget contingency for our interest that is separate and in addition to the project-level contingency. The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project which may not be covered by project-level contingencies. As construction progresses, the Oglethorpe-level contingency may continue to fluctuate as it represents the difference between known project-level costs and contingencies and our total budget. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budgets and actual costs through March 31, 2022 for our share of the project.

	(in millions)
	Project Budget - No Tender	Project Budget - Tender	Actual Costs at March 31, 2022
Construction Costs (1)	$6,487	$6,096	$5,621
Financing Costs	1,922	1,914	1,561
Total Costs	$8,409	$8,010	$7,182

Project-Level Contingency	$70	$70	$—
Oglethorpe-Level Contingency	21	20	—

Total Contingency	$91	$90	$—
Totals	$8,500	$8,100	$7,182

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

Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As of March 31, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity is estimated by Georgia Power to be between $350 million and $438 million (of which our 30% interest is $105 million to $131 million) and is included in the project budget. The continuing effects of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
The Unit No. 3 projected schedule primarily depends on construction productivity and production levels, the volume and completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspection, tests, analyses and acceptance criteria and begin fuel load, the pace of system and area turnovers, and the progression of startup and other testing. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budgets reflect our expectation of an in-service date for Unit No. 3 in March 2023.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Our current budgets anticipate an in-service date for Unit No. 4 in December 2023. Meeting the projected in-service date for Unit No. 4 primarily depends on overall construction productivity and production levels significantly improving as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained.

During the first quarter of 2022, Georgia Power assigned $95 million of established construction contingency and additional costs (of which our 30% share was $29 million) to the base capital costs forecast primarily associated with construction productivity, the pace of system turnovers, and support resources for Units No. 3 and No. 4. Georgia Power has stated its expectation to allocate the remainder of the project-level contingency by completion of the project.

As Unit No. 3 completes system turnover from construction and moves to testing and transition to operations, ongoing and potential future challenges include construction productivity, completion of construction remediation work, completion of work packages, including inspection records, and other documentation necessary to submit the remaining inspections, tests, analyses, and acceptance criteria and begin fuel load, and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3 construction efforts; and the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. As construction, including subcontract work, continues on both Units No. 3 and No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. In addition, certain license amendment requests have been filed and approved or are pending before the Nuclear Regulatory Commission. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On March 25, 2022, the Nuclear Regulatory Commission completed its follow up inspection related to the November 2021 final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. The Nuclear Regulatory Commission closed the findings identified in November 2021 and returned Unit No. 3 to the Nuclear Regulatory Commission’s baseline inspection program.

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

In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
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

If the EAC is revised and exceeds the EAC in the nineteenth VCM report by more than $2.1 billion, each of the Co-owners, other than Georgia Power, will have a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in the nineteenth VCM report plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest. In November 2021, Georgia Power and the other Co-owners clarified the process to exercise the tender option to require that a Co-owner desiring to exercise the tender option must do so between 120 and 180 days after the tender option is triggered.

The nineteenth VCM report total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. As of December 31, 2021, budget increases since the nineteenth VCM have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022. Georgia Power and the other Co-owners do not agree on the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when the Co-owners’ option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in the nineteenth VCM report plus $2.1 billion has been reached. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in the nineteenth VCM report by $800 million to $2.1 billion. Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. This notice commenced the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units.

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
Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively. The schedule extensions announced in February 2022, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.

The Global Amendments provide that Georgia Power may cancel the project at any time at its sole discretion. In the event that Georgia Power determines to cancel the project or fewer than 90% of the Co-owners vote to continue construction upon the occurrence of a subsequent project adverse event, we and the other Co-owners would assess our options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval. Further, if Georgia Power or the Co-owners decided to cancel the project, the Department of Energy would have the discretion to require that we repay all amounts outstanding under our loan guarantee agreement with the Department of Energy over a five-year period as discussed in Note L of Notes to Unaudited Consolidated Financial Statements.

The ultimate outcome of these matters cannot be determined at this time.
See “Item 1A – RISK FACTORS” in our 2021 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2021 Form 10-K.
Liquidity
At March 31, 2022, we had $1.0 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $467 million in cash and cash equivalents and $579 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2022		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$54	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	275	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at March 31, 2022.

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
(3)At March 31, 2022, $72 million in loans were outstanding under this facility and $2.7 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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

Rural Utilities Service financing is our preferred source of long-term financing for the Effingham acquisition and we have received a conditional loan commitment from the Rural Utilities Service for this financing. See Note 13 of our 2021 Form 10-K for additional information regarding the Effingham acquisition.

We intend to issue first mortgage bonds to provide long-term refinancing of all costs not financed through the Department of Energy or the Rural Utilities Service, including refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans.

On April 12, 2022, we issued $500 million of Series 2022A First Mortgage Bonds and used the $493.4 million of net proceeds to refinance a portion of our outstanding commercial paper issued to pay for the construction of Vogtle Units No. 3 and No. 4. See "—Financing Activities—Bond Financings” for additional information regarding our first mortgage bonds.

At March 31, 2022, under our unsecured committed lines of credit we had the ability to issue letters of credit totaling $960 million in the aggregate and $438.9 million remained available for the issuance of letters of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and Effingham acquisition, until long-term financing is obtained.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2022, the required minimum level was $750 million and our actual patronage capital was $1.2 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At March 31, 2022, we had $10.8 billion of secured indebtedness and $1.2 billion of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At March 31, 2022, we had seven members participating in the program and a balance of $98.1 million remaining to be applied against future power bills.
At March 31, 2022, we had $197.0 million on deposit in the Rural Utilities Service Cushion of Credit Account, and $39.2 million of cash collateral posted by counterparties to our natural gas hedge program, all of which is classified as a restricted investment and restricted cash, respectively.
Financing Activities
First Mortgage Indenture.    At March 31, 2022, we had $10.8 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2021 Form 10-K for further discussion of our first mortgage indenture.
Bond Financings. In April 2022, we issued $500 million of taxable first mortgage bonds due in 2047 to repay $493.4 million of commercial paper issued to fund a portion of the cost of constructing Vogtle Units No. 3 and No. 4. The first mortgage bonds are secured under our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At March 31, 2022, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $317.1 million remaining to be advanced.

When advanced, the debt will be secured under our first mortgage indenture. As of March 31, 2022, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans. We also have a conditional commitment for a $234.7 million loan to fund a portion of our cost to acquire Effingham.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4.
At March 31, 2022, aggregate Department of Energy-guaranteed borrowings totaled $4.1 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of March 31, 2022, we had repaid $217.7 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $455 million in principal on these loans by December 2023. We plan to issue first mortgage bonds to refinance the principal repaid after the in-service date of Vogtle Unit No. 4.
For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2021 Form 10-K.
Newly Adopted or Issued Accounting Standards
For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks disclosed in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2021 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes to the legal proceedings disclosed in "Item 3—LEGAL PROCEEDINGS" in our 2021 Form 10-K.
For information about loss contingencies that could have an effect on us, see Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2021 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.

Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2019-2021).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File – (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 12, 2022	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	May 12, 2022		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)