Form 10-Q
period 2022-06-30
OGLETHORPE POWER CORP
filed 2022-08-11
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
FOR THE QUARTER ENDED JUNE 30, 2022

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
Any forward-looking statement speaks only as of the date of this quarterly report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•cost increases and schedule delays with respect to our capital improvement and construction projects, such as, the construction of two additional nuclear units at Plant Vogtle and closure of coal ash ponds;
•the resolution of any disputes between two or more of the Vogtle co-owners, including the current litigation regarding certain cost-mitigation provisions under the ownership participation agreement;
•the duration and severity of subsequent waves of the coronavirus ("COVID-19") pandemic and resulting economic disruption and its impact on our business, financial condition, operations, construction projects, including the additional units at Plant Vogtle, and our members and their service territories;
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
•early retirement of our co-owned coal facilities;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2022 and December 31, 2021

	(dollars in thousands)
	2022	2021
Assets
Electric plant:
In service	$9,906,904	$9,865,660
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,782,319)	(5,565,724)
	4,427,317	4,602,668

Nuclear fuel, at amortized cost	378,263	375,267
Construction work in progress	7,230,565	6,779,392
Total electric plant	12,036,145	11,757,327

Investments and funds:
Nuclear decommissioning trust fund	535,714	659,910
Investment in associated companies	77,409	75,826
Long-term investments	648,297	711,379
Restricted investments	—	73,702
Bond purchase fund	30,975	—
Other	32,873	31,991
Total investments and funds	1,325,268	1,552,808

Current assets:
Cash and cash equivalents	476,792	579,350
Restricted cash and short-term investments	219,840	248,150
Short-term investments	42,691	—
Receivables	274,809	159,538
Inventories, at average cost	282,563	260,526
Prepayments and other current assets	122,121	60,486
Total current assets	1,418,816	1,308,050

Deferred charges and other assets:
Regulatory assets	1,148,041	1,008,790
Prepayments to Georgia Power Company	22,672	27,124
Other	134,686	52,927
Total deferred charges	1,305,399	1,088,841
Total assets	$16,085,628	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2022 and December 31, 2021

	(dollars in thousands)

	2022	2021
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,170,570	$1,130,423
Long-term debt	11,053,441	10,529,449
Obligation under finance leases	57,249	61,335
Other	28,245	27,701
Total capitalization	12,309,505	11,748,908

Current liabilities:
Long-term debt and finance leases due within one year	292,343	281,238
Short-term borrowings	761,282	1,095,971
Accounts payable	243,063	182,164
Accrued interest	80,157	96,410
Member power bill prepayments, current	34,584	26,102
Other current liabilities	143,110	36,123
Total current liabilities	1,554,539	1,718,008

Deferred credits and other liabilities:
Asset retirement obligations	1,310,412	1,287,143
Member power bill prepayments, non-current	59,041	80,001
Regulatory liabilities	829,250	849,449
Other	22,881	23,517
Total deferred credits and other liabilities	2,221,584	2,240,110
Total equity and liabilities	$16,085,628	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2022 and 2021

	(dollars in thousands)

	Three Months		Six Months
	2022	2021	2022	2021
Operating revenues:
Sales to members	$478,782	$357,921	$896,231	$734,193
Sales to non-members	54,346	206	57,339	265
Total operating revenues	533,128	358,127	953,570	734,458
Operating expenses:
Fuel	263,121	113,531	428,605	221,596
Production	113,387	93,477	209,167	198,850
Depreciation and amortization	70,830	67,277	141,756	134,896
Purchased power	17,661	16,866	34,536	33,786
Accretion	13,860	13,941	27,392	27,722
Total operating expenses	478,859	305,092	841,456	616,850
Operating margin	54,269	53,035	112,114	117,608

Other income:
Investment income	12,825	12,130	24,672	24,090
Other	3,095	277	6,125	2,448
Total other income	15,920	12,407	30,797	26,538

Interest charges:
Interest expense	111,595	104,247	216,264	207,726
Allowance for debt funds used during construction	(62,497)	(54,810)	(119,270)	(108,449)
Amortization of debt discount and expense	2,924	2,860	5,770	5,766
Net interest charges	52,022	52,297	102,764	105,043
Net margin	$18,167	$13,145	$40,147	$39,103
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2022 and 2021

(dollars in thousands)
Balance at December 31, 2020	$1,072,642
Net margin	25,958
Balance at March 31, 2021	$1,098,600
Net margin	13,145
Balance at June 30, 2021	$1,111,745
Balance at December 31, 2021	$1,130,423
Net margin	21,980
Balance at March 31, 2022	$1,152,403
Net margin	18,167
Balance at June 30, 2022	$1,170,570
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2022 and 2021

	(dollars in thousands)
	2022	2021
Cash flows from operating activities:
Net margin	$40,147	$39,103
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	203,299	199,649
Accretion cost	27,392	27,722
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(291)	(138)
Deferred outage costs	(23,107)	(16,581)
Loss (gain) on sale of investments	18,467	(10,284)
Regulatory deferral of costs associated with nuclear decommissioning	(33,956)	(7,626)
Other	642	(698)
Change in operating assets and liabilities:
Receivables	(123,344)	(31,535)
Inventories	(21,933)	13,759
Prepayments and other current assets	(20,532)	5,349
Accounts payable	17,584	(32,833)
Accrued interest	(16,253)	1,619
Accrued taxes	35,915	(8,147)
Other current liabilities	64,929	(8,928)
Member power bill prepayments	(12,478)	(19,182)
Rate management program collections, net	13,960	78,524
Total adjustments	129,400	189,776
Net cash provided by operating activities	169,547	228,879
Cash flows from investing activities:
Property additions	(526,406)	(603,062)
Activity in nuclear decommissioning trust fund—Purchases	(199,140)	(374,059)
—Proceeds	195,557	370,145
Increase in restricted cash and investments	184,812	109,302
Activity in other long-term investments—Purchases	(134,310)	(227,706)
—Proceeds	102,982	129,594
Other	2,615	8,663
Net cash used in investing activities	(373,890)	(587,123)
Cash flows from financing activities:
Long-term debt proceeds	792,503	503,431
Long-term debt payments	(256,747)	(123,520)
(Decrease) increase in short-term borrowings, net	(334,689)	206,467
Other	14,493	11,511
Net cash provided by financing activities	215,560	597,889
Net increase in cash, cash equivalents and restricted cash	11,217	239,645
Cash, cash equivalents and restricted cash at beginning of period	581,150	405,511
Cash, cash equivalents and restricted cash at end of period	$592,367	$645,156
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$112,365	$96,832
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$(399)
Accrued property additions at end of period	$64,476	$70,537
Bond purchase fund included in cash and cash equivalents at end of period	$30,975	$245,605
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and six-month periods ended June 30, 2022 and 2021. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of results to be expected for the full year. As noted in our 2021 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2021 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$199,520	$199,520	$—	$—
International equity trust	109,140	—	109,140	—
Corporate bonds and debt	86,470	—	86,470	—
US Treasury securities	41,590	41,590	—	—
Mortgage backed securities	24,902	—	24,902	—
Domestic mutual funds	54,219	54,219	—	—
Federal agency securities	3,138	—	3,138	—
Non-US Gov't bonds & private placements	2,988	—	2,988	—
Other	13,747	13,747	—	—
Long-term investments:
International equity trust	32,940	—	32,940	—
Corporate bonds and debt	19,749	—	19,749	—
US Treasury securities	157	157	—	—
Mortgage backed securities	10,976	—	10,976	—
Domestic mutual funds	264,867	264,867	—	—
Treasury STRIPS	308,949	—	308,949	—
Non-US Gov't bonds & private placements	1,441	—	1,441	—
Other	9,218	9,218	—	—
Short-term investments: Treasury STRIPS	42,691	—	42,691	—
Natural gas swaps	184,859	—	184,859	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$249,999	$249,999	$—	$—
International equity trust	140,718	—	140,718	—
Corporate bonds and debt	72,936	—	72,369	567
US Treasury securities	53,321	53,321	—	—
Mortgage backed securities	40,460	—	40,460	—
Domestic mutual funds	75,384	75,384	—	—
Municipal bonds	1,133	—	1,133	—
Federal agency securities	9,608	—	9,608	—
Other	16,351	13,623	2,728	—
Long-term investments:
International equity trust	35,873	—	35,873	—
Corporate bonds and debt	14,022	—	12,656	1,366
US Treasury securities	15,259	15,259	—	—
Mortgage backed securities	12,021	—	12,021	—
Domestic mutual funds	277,937	277,937	—	—
Federal agency securities	257	—	257	—
Treasury STRIPS	350,532	—	350,532	—
Other	5,478	5,478	—	—
Natural gas swaps	63,994	—	63,994	—

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
The estimated fair values of our long-term debt, including current maturities at June 30, 2022 and December 31, 2021 were as follows:

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,454,480	$10,704,745	$10,915,054	$12,741,046

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of June 30, 2022 and December 31, 2021 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2022, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At June 30, 2022 and December 31, 2021, the estimated fair values of our natural gas contracts were net assets of approximately $184,859,000 and $63,994,000, respectively.
As of June 30, 2022, three of our counterparties were required to post credit collateral totaling $84,600,000 under our natural gas swap agreements. As of December 31, 2021, one of our counterparties was required to post credit collateral totaling $1,800,000 under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line items within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of June 30, 2022 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2022	14.7
2023	27.9
2024	25.7
2025	22.2
2026	16.9
2027	3.5
Total	110.9
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2022 and December 31, 2021.

	Balance Sheet Location	Fair Value
		2022	2021
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$60,849	$23,596
Natural gas swaps	Other deferred charges	$126,283	$40,398

Liabilities:
Natural gas swaps	Other current liabilities	$2,273	$—
Natural gas swaps	Other deferred credits	$—	$—
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and six months ended June 30, 2022 and 2021.

	Statement of Revenues and Expenses Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(dollars in thousands)
Natural gas swaps gains	Fuel	$42,563	$2,297	$50,641	$2,398
Natural gas swaps losses	Fuel	(203)	(67)	(282)	(1,311)
Total		$42,360	$2,230	$50,359	$1,087
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at June 30, 2022 and December 31, 2021.

	Balance Sheet Location	2022	2021
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$184,859	$63,994
Total		$184,859	$63,994

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of June 30, 2022 and December 31, 2021.

	Gross Unrealized
	(dollars in thousands)
June 30, 2022	Cost	Gains	Losses	Fair Value
Equity	$312,999	$150,402	$(6,975)	$456,426
Debt	801,320	349	(32,819)	768,850
Other	1,426	—	—	1,426
Total	$1,115,745	$150,751	$(39,794)	$1,226,702

	Gross Unrealized
	(dollars in thousands)
December 31, 2021	Cost	Gains	Losses	Fair Value
Equity	$304,305	$280,127	$(4,682)	$579,750
Debt	774,580	4,859	(7,001)	772,438
Other	19,102	—	(1)	19,101
Total	$1,097,987	$284,986	$(11,684)	$1,371,289
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

Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of June 30, 2022 and December 31, 2021, we did not have any long-term contracts with non-members.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the six-month periods ended June 30, 2022 and 2021, we provided approximately 58% and 59% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2022, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of June 30, 2022 and June 30, 2021, we recognized refund liabilities totaling $5,000,000 and $4,500,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)

	2022	2021	2022	2021
Capacity revenues	$241,841	$232,431	$485,132	$488,255
Energy revenues	236,941	125,490	411,099	245,938
Total	$478,782	$357,921	$896,231	$734,193
Member energy requirements supplied	59%	62%	58%	59%

Receivables from contracts with our members at June 30, 2022 and December 31, 2021 were $218,953,000 and $143,715,000, respectively.
Sales to non-members during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2022	2021	2022	2021
Energy revenues	$54,346	$206	$57,339	$265

Receivables from non-member energy sales at June 30, 2022 and December 31, 2021 were $21,235,000 and $302,000, respectively.
Energy revenues from non-members for the three and six months ended June 30, 2022 were primarily from the sale of a portion of the energy output at Effingham, which we acquired in July 2021, into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13 in our 2021 Form 10-K. There were no capacity revenues from non-members for the three and six months ended June 30, 2022 and 2021.
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
We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members during the six months ended June 30, 2022 and 2021 were $9,440,000 and $7,729,000, respectively. The cumulative amount billed since inception of the program totaled $121,076,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. Under this program, amounts billed to participating members, net of billing credits, during the six months ended June 30, 2022, and 2021 were $5,887,000 and $80,087,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $363,215,000.

(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and six months ended June 30, 2022 and 2021 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	June 30, 2022	December 31, 2021
	(dollars in thousands)
Right-of-Use Assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(270,241)	(267,606)
Total finance lease assets	$32,491	$35,126
Lease liabilities—Finance leases
Obligations under finance leases	$57,249	$61,335
Long-term debt and finance leases due within one year	7,958	7,541
Total finance lease liabilities	$65,207	$68,876

Classification	June 30, 2022	December 31, 2021
	(dollars in thousands)
Right-of-Use Assets—Operating leases
Electric plant in service, net	$1,876	$2,293
Total operating lease assets	$1,876	$2,293
Lease liabilities—Operating leases
Capitalization—Other	$1,212	$1,550
Other current liabilities	758	838
Total operating lease liabilities	$1,970	$2,388

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,886	$1,517	$3,771	$3,033
Interest on lease liabilities	Interest expense	1,852	2,044	3,704	4,088
Operating lease cost:	Inventory(1) & production expense	222	269	444	539
Total leased cost		$3,960	$3,830	$7,919	$7,660
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2022	December 31, 2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	6.42	6.90
Operating leases	8.83	8.01
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.83%	4.73%

	Six months ended June 30,
	2022	2021
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,806	$4,180
Operating cash flows from operating leases	$444	$539
Financing cash flows from finance leases	$3,669	$3,295
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Maturity analysis of our finance and operating lease liabilities as of June 30, 2022 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2022	$7,475	$485	$7,960
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
2026	14,949	72	15,021
Thereafter	25,634	940	26,574
Total lease payments	$92,905	$2,511	$95,416
Less: imputed interest	(27,698)	(541)	(28,239)
Present value of lease liabilities	$65,207	$1,970	$67,177
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease income	$1,669	$1,606	$3,314	$3,203
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

In May 2022, Florida Power & Light Company and JEA filed a complaint in the U.S. District Court for the Northern District of Georgia against us and the other co-owners of Plant Scherer alleging that their contractual responsibility for a proportionate share of certain common facility costs relating to future environmental projects at Plant Scherer should be decreased following the retirement of Scherer Unit No. 4 at the end of 2021. We and the other co-owners of Plant Scherer have filed motions to dismiss Florida Power & Light and JEA's complaint. While we do not believe that the co-ownership agreements support the arguments raised by Florida Power & Light Company and JEA, if their arguments were to be successful in this case, we could be responsible for an increased percentage of these costs relating to our interests in Scherer Unit Nos. 1 and 2. The amount of additional costs relating to these future projects, if any, cannot be determined at this time.
(I)Restricted Cash and Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. For the period from January 1, 2021 to September 30, 2021, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will be reset annually on October 1 of each year thereafter. The program no longer allows additional funds to be deposited into the account. At June 30, 2022 and December 31, 2021, we had restricted investments totaling $135,195,000 and $320,052,000, respectively, of which $135,195,000 and $246,350,000, respectively, were classified as current.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Cash and cash equivalents	$476,792	$399,551
Bond purchase fund	30,975	245,605
Restricted cash included in restricted cash and short-term investments	84,600	—
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$592,367	$645,156
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	2022	2021
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$31,199	$33,200
Amortization of financing leases(b)	33,043	34,179
Outage costs(c)	38,323	31,956
Asset retirement obligations—Ashpond and other(l)	343,197	335,231
Asset retirement obligations—Nuclear(l)	13,105	—
Depreciation expense - Plant Vogtle(d)	36,261	36,973
Depreciation expense - Plant Wansley(e)	316,034	204,891
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,442	55,857
Interest rate options cost(g)	134,018	131,556
Deferral of effects on net margin—Smith Energy Facility(h)	139,702	142,675
Other regulatory assets(o)	7,717	2,272
Total Regulatory Assets	$1,148,041	$1,008,790
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$22,871	$22,197
Deferral of effects on net margin—Hawk Road Energy Facility(h)	16,945	17,253
Deferral of effects on net margin—Effingham Energy Facility(p)	4,387	—
Major maintenance reserve(j)	90,410	73,059
Amortization of financing leases(b)	7,007	8,457
Deferred debt service adder(k)	146,716	138,897
Asset retirement obligations—Nuclear(l)	—	164,256
Revenue deferral plan(m)	354,673	359,799
Natural gas hedges(n)	184,859	63,994
Other regulatory liabilities(o)	1,382	1,537
Total Regulatory Liabilities	$829,250	$849,449
Net Regulatory Assets	$318,791	$159,341

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

(m)Deferred revenues under a rate management program that allows for additional collections over a five-year period which began in 2018. These amounts will be amortized to income and applied to member billings, per each members' election, over the subsequent five-year period.
(n)Represents the deferral of unrealized gains on natural gas hedges.
(o)The amortization periods for other regulatory assets range up to 28 years and the amortization periods of other regulatory liabilities range up to 5 years.
(p)Effects on net margin for the Effingham Energy Facility that are being deferred until on or before January 2026 and will be amortized over the remaining life of the plant.

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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At June 30, 2022, borrowings under the Additional FFB Note totaled $1,262,000,000.
At June 30, 2022, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $4,275,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of June 30, 2022, we have repaid $243,505,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
For the six-month period ended June 30, 2022, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $52,503,000 for long-term financing of general and environmental improvements at existing plants.
In July 2022, we received an additional $10,528,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)First Mortgage Bonds:
On April 12, 2022, we issued $500,000,000 of 4.50% first mortgage bonds, Series 2022A, for the purpose of providing long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. In conjunction with the issuance of the bonds, we repaid $493,405,000 of outstanding commercial paper. The bonds are due to mature April 2047 and are secured under our first mortgage indenture.
d)Pollution Control Revenue Bonds:
We intend to redeem $31.0 million of Series 2017 pollution control revenue bonds in the third quarter of 2022. At June 30, 2022, these bonds were classified as long-term debt based upon the contractual maturity date. Cash and cash equivalents designated to redeem the bonds were classified as a non-current asset within the bond purchase fund line item of the unaudited consolidated balance sheets. Total cash and cash equivalents of $592,367,000, as shown on our unaudited consolidated statement of cash flows, include the cash and cash equivalents, restricted cash and bond purchase fund line items, of $476,792,000, $84,600,000 and $30,975,000, respectively, within our unaudited consolidated balance sheets.

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
In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement) and is reimbursed for actual costs plus a base fee and an at-risk fee, subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of March 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.6 billion. At June 30, 2022, our total investment for our interest in the additional Vogtle units was approximately $7.5 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

Our initial ownership interest and proportionate share of the cost to construct the additional Vogtle units was 30%, representing approximately 660 megawatts. However, we have exercised the tender option discussed below which caps our capital costs in exchange for a proportionate reduction of our 30% interest in the two units. Based on the current project budget and schedule and our interpretation of the Global Amendments (described below), we would transfer approximately 50 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 28%. However, if the total project budget exceeds the current budget, our ownership share and megawatts would be further reduced.
The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through June 30, 2022 for our share of the project.

	(in millions)
	Project Budget (Tender)	Actual Costs at June 30, 2022
Construction Costs (1)	$6,021	$5,842
Financing Costs	1,966	1,626
Subtotal	$7,987	$7,468

Deferred Training Costs	54	46
Total Project Costs Before Contingency	$8,041	$7,514

Oglethorpe-Level Contingency	59	—
Total Contingency	$59	$—
Totals	$8,100	$7,514

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and $99 million in cost sharing benefits associated with the Global Amendments to the Joint Ownership Agreements.

Any schedule extension beyond March 2023 and March 2024 for Units No. 3 and No. 4, respectively, is expected to increase our financing costs by approximately $30 million per month for both units and approximately $13 million per month for Unit No. 4.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As of June 30, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Subsequent waves of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

The Unit No. 3 projected schedule primarily depends on pace of system and area turnovers, timing of fuel load and the progression of startup and other testing. On August 3, 2022, the Nuclear Regulatory Commission approved Southern Nuclear’s 103(G) letter for Unit No. 3 which was the final Nuclear Regulatory Commission finding necessary for Southern Nuclear to begin fuel load and start-up sequence. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during the first quarter of 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in March 2023.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during the fourth quarter 2023. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 that is one quarter later, in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on Unit No. 3 progress through fuel load, startup and testing, overall construction productivity and production levels significantly improving, particularly in electrical installation, including terminations, as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained.

As Unit No. 3 completes system turnover from construction and moves to testing and transitions to operations, ongoing and potential future challenges include construction productivity and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation; availability of craft and supervisory resources; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. As construction, including subcontract work, continues on Unit No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Additional license amendment requests may be filed with the Nuclear Regulatory Commission. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On March 25, 2022, the Nuclear Regulatory Commission completed its follow up inspection related to the November 2021 final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. The Nuclear Regulatory Commission closed the findings identified in November 2021 and returned Unit No. 3 to the Nuclear Regulatory Commission’s baseline inspection program.
Various design and other licensing-based compliance matters, including the completion of inspections, tests, analyses, and acceptance criteria documentation for Unit No. 4 and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, have arisen and may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
As a result of an increase in the total project capital cost forecast and Georgia Power’s decision not to seek recovery of its allocation of the increase in the base capital costs and the increased construction budget in connection with Georgia Power’s nineteenth Vogtle construction monitoring report (VCM 19) in 2018, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 were required to vote to continue construction. In September 2018, the Co-owners unanimously voted to continue construction of Vogtle Units No. 3 and No. 4.
In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's VCM 19 filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs;

•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).
If the EAC is revised and exceeds the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, has a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in VCM 19 plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest.
The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. As of December 31, 2021, budget increases since VCM 19 have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 50 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 28%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $475 million in construction costs associated with the project. However, if the total project budget exceeds the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option. MEAG must notify Georgia Power by August 27, 2022 whether it intends to exercise its tender option.

Georgia Power and the other Co-owners do not agree on certain aspects of the tender option, including the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when the Co-owners’ option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in the nineteenth VCM report by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. The lawsuits seek declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. The lawsuits also allege breach of contract and assert other claims and seek damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our and MEAG’s interpretations of the Global Amendments. Subsequently, the City of Dalton filed a motion to intervene and join in our and MEAG's claims. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.6 billion, an increase of approximately $475 million, and we would retain our 30% interest in the additional units.

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
See “Item 1A – RISK FACTORS” in our 2021 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units
(N)Measurement of Credit Losses on Financial Instruments. The financial assets we hold that are subject to credit losses (Topic 326) are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.
(O)Subsequent Events. In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley, of which we own a 30% interest, by August 31, 2022. Following decertification, Georgia Power has stated it intends to retire Plant Wansley. In connection with this retirement, we created a regulatory asset to defer a portion of the accelerated depreciation expense and recover the deferred costs no later than December 31, 2040. The Georgia Public Service Commission also approved Georgia Power’s modified closure proposal for the ash pond at Plant Wansley. The proposal recommended closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill, the retirement of Plant Wansley, beneficial use of the coal ash, and managing construction and operational risks of the previous close in place design. The Georgia Environmental Protection Department must also approve the change in closure plans. We are continuing to evaluate the costs associated with the modified closure plan; however, preliminary estimates provided by Georgia Power indicate that the modified closure plan could increase our costs to close the ash pond by approximately $100 million (in 2021 dollars). Given the pending approvals and level of uncertainty associated with the cost and estimated timing of closure by removal, we have concluded that these costs are not reasonably estimable and are therefore not reflected in the coal ash related asset retirement obligations at June 30, 2022. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures prior to year-end 2022. See Note J of Notes to Unaudited Consolidated Financial Statements for additional information regarding the retirement of Plant Wansley and the associated regulatory asset and see “Item 1 – OUR

BUSINESS – REGULATION – Environmental – Coal Combustion Residuals and Effluent Limitations Guidelines” in our 2021 Form 10-K for additional information regarding the closure of the coal ash pond.

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
Results of Operations
For the Three and Six Months Ended June 30, 2022 and 2021
Net Margin
Our net margins for the three-month and six-month periods ended June 30, 2022 were $18.2 million and $40.1 million, respectively, compared to $13.1 million and $39.1 million, respectively, for the same periods of 2021. Through June 30, 2022, we collected approximately 65% of our targeted net margin of $61.6 million for the year ending December 31, 2022. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2022 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $5.0 million and $4.5 million as of June 30, 2022 and June 30, 2021, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2021 Form 10-K.
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
The components of member revenues for the three-month and six-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)
	2022	2021	% Change	2022	2021	% Change
Capacity revenues	$241,841	$232,431	4.0%	$485,132	$488,255	(0.6)%
Energy revenues	236,941	125,490	88.8%	411,099	245,938	67.2%
Total	$478,782	$357,921	33.8%	$896,231	$734,193	22.1%
MWh Sales to members	6,235,511	5,915,026	5.4%	11,809,271	11,160,209	5.8%
Cents/kWh	7.68	6.05	26.9%	7.59	6.58	15.3%
Member energy requirements supplied	59%	62%	(4.8)%	58%	59%	(1.7)%

Energy revenues from members increased for the three-month and six-month periods ended June 30, 2022 compared to the same periods in 2021 primarily due to the recovery of fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."
Sales to non-members.    Energy revenues to non-members were primarily from the sale of a portion of the energy output at Effingham, which we acquired in July 2021, into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13 of Notes to Consolidated Financial Statements in our 2021 Form 10-K. There were no capacity revenues from non-members for the three-month and six-month periods ended June 30, 2022 and 2021.
Sales to non-members during the three-month and six-month periods ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)		(dollars in thousands)

	2022	2021	2022	2021
Energy revenues	$54,346	$206	$57,339	$265

Operating Expenses
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Fuel Source	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Coal	$20,486	$20,548	(0.3)%	465,140	526,944	(11.7)%	4.40	3.90	12.8%
Nuclear	18,575	20,135	(7.7)%	2,575,226	2,628,568	(2.0)%	0.72	0.77	(6.5)%
Gas:
Combined Cycle	182,532	59,784	205.3%	3,522,740	2,608,966	35.0%	5.18	2.29	126.2%
Combustion Turbine	41,528	13,064	217.9%	537,248	326,873	64.4%	7.73	4.00	93.3%
	$263,121	$113,531	131.8%	7,100,354	6,091,351	16.6%	3.71	1.86	99.5%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Fuel Source	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Coal	$52,773	$35,677	47.9%	1,441,462	1,024,182	40.7%	3.66	3.48	5.2%
Nuclear	35,186	39,004	(9.8)%	4,824,290	5,094,698	(5.3)%	0.73	0.77	(5.2)%
Gas:
Combined Cycle	297,589	131,252	126.7%	6,072,321	4,990,825	21.7%	4.90	2.63	86.3%
Combustion Turbine	43,057	15,663	174.9%	560,570	383,739	46.1%	7.68	4.08	88.2%
	$428,605	$221,596	93.4%	12,898,643	11,493,444	12.2%	3.32	1.93	72.0%
Total fuel costs increased for the three-month and six-month periods ended June 30, 2022 compared to the same periods in 2021 as a result of an increase in the average cost of fuel and an increase in generation for members and non-members. In June 2022, our generation system hit a new peak of 10,018 megawatts, eclipsing our prior peak load of 9,477 megawatts. The increase in average fuel cost was primarily due to higher average natural gas prices in 2022 as prices have increased due to supply and demand pressures. Coal-fired generation increased primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be relatively more economical. The overall increase in generation for the three-month and six-month periods ended June 30, 2022 compared to the same periods in 2021 was largely due to an increase in sales to non-members.

Production
Production costs increased for the three-month period ended June 30, 2022 as compared to the same period of 2021 primarily as a result of the deferral of net margins associated with Effingham. Production costs remained relatively unchanged for the comparable six-month periods.
Interest Charges
Net interest charges decreased slightly for the three-month and six-month periods ended June 30, 2022 as compared to the same periods of 2021 as a result of the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of June 30, 2022
Assets
Cash used for property additions for the six-month period ended June 30, 2022 totaled $526.4 million. Of this amount, $462.4 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $36.5 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
The $124.2 million decrease in nuclear decommissioning trust fund was primarily due to the decrease in the fair market value of trust assets due to the downturn in the stock market during the six-month period ended June 30, 2022.
Long-term investments decreased $63.1 million for the six-month period ended June 30, 2022 primarily due to a $47.3 million decrease in fair market value of our long-term investments during the first half of 2022. In addition, $42.7 million of investments associated with one of our rate management programs was reclassified to short-term investments as we expect to apply the proceeds from these maturing investments to members' bills during the next twelve months. Offsetting these decreases were $13.9 million of collections and fund earnings invested in our major maintenance outage and internal decommissioning funds and $13.4 million in net collections invested under one of our member rate programs during the first half of 2022. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
Restricted cash and investments consist of $84.6 million in collateral posted by our counterparties under our natural gas swap agreements and $135.2 million in funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize the restricted investments in the Cushion of Credit Account for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. During the six-month period ended June 30, 2022, restricted cash and investments decreased $102.0 million as we utilized $185.0 million for debt service payments and expect to utilize the remainder of the balance through 2023. The decrease in restricted investments was offset by a $82.8 million increase in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
The bond purchase fund consists of cash and cash equivalents designated to redeem $31.0 million of pollution control revenue bonds in the third quarter of 2022. For additional information regarding the bond purchase fund, see Note L of Notes to Unaudited Consolidated Financial Statements and "—Liquidity."
Receivables increased $115.3 million for the six-month period ended June 30, 2022 primarily due to a $75.8 million increase in member revenues and a $38.3 million increase in other receivables. Other receivables increased primarily due to $20.9 million of trade receivables related to non-member sales and $18.3 million from related parties.

Prepayments and other current assets increased $61.6 million during the six-month period ended June 30, 2022 primarily due to a $37.3 million increase in fair value of our natural gas contracts that will settle within the next twelve months and an increase of $25.3 million in collateral we were required to post with a counterparty under our natural gas purchase and sale agreements.
Regulatory assets increased $139.3 million largely as a result of a $111.2 million increase in the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which is expected in August 2022. The increase in our regulatory assets was also attributable to a $13.1 million increase in the deferral associated with nuclear asset retirement obligations and an $8.1 million increase in the deferral associated with coal ash pond asset retirement obligations.
Other deferred charges increased $81.8 million during the six-month period ended June 30, 2022 primarily due to a $85.9 million increase in fair value of our natural gas contracts that will settle after the next twelve months.

Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $535.1 million primarily as a result of the issuance of $500.0 million of Series 2022A first mortgage bonds, a $168.0 million advance under the Department of Energy-guaranteed loan and $52.5 million in advances under the Rural Utilities Service-guaranteed loan. Offsetting this increase was $181.1 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, decreased $334.7 million during the six-month period ended June 30, 2022 primarily as a result of $493.4 million in repayments from the proceeds of first mortgage bonds issuance noted above. During this period, total short-term repayments were $940.8 million and borrowings totaled $606.1 million.
Accounts payable increased $60.9 million during the six-month period ended June 30, 2022. The increase was primarily due to a $97.5 million increase in payables for natural gas purchases and related transportation and a $17.4 million increase in payables to related parties. Offsetting this increase was a decrease of $37.7 million in trade accounts payable, primarily for property taxes, and the application of $30.0 million in credits to our members' bills in the first quarter of 2022 for a board-approved reduction in 2021 revenue in excess of the requirement to meet the 2021 targeted net margin.
Other current liabilities increased $107.0 million for the six-month period ended June 30, 2022 primarily as a result of an $82.8 million increase in restricted cash posted by and due to counterparties under our natural gas swap agreements and a $32.4 million increase in accrued property taxes.
Regulatory liabilities decreased $20.2 million for the six-month period ended June 30, 2022 primarily due to a $164.3 million decrease in the liability associated with deferred nuclear asset retirement obligations that was primarily driven by a decrease in unrealized gains associated with our nuclear decommissioning investments. Partially offsetting this decrease was a $120.9 million increase in the liability associated with unrealized gains on our natural gas hedges.
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
In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement) and is reimbursed for actual costs plus a base fee and an at-risk fee, subject to adjustment based on Bechtel's performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of March 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.6 billion. At June 30, 2022, our total investment for our interest in the additional Vogtle units was approximately $7.5 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

Our initial ownership interest and proportionate share of the cost to construct the additional Vogtle units was 30%, representing approximately 660 megawatts. However, we have exercised the tender option discussed below which caps our capital costs in exchange for a proportionate reduction of our 30% interest in the two units. Based on the current project budget and schedule and our interpretation of the Global Amendments (described below), we would transfer approximately 50 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 28%. However, if the total project budget exceeds the current budget, our ownership share and megawatts would be further reduced.

The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through June 30, 2022 for our share of the project.

	(in millions)
	Project Budget (Tender)	Actual Costs at June 30, 2022
Construction Costs (1)	$6,021	$5,842
Financing Costs	1,966	1,626
Subtotal	$7,987	$7,468

Deferred Training Costs	54	46
Total Project Costs before Contingency	$8,041	$7,514

Oglethorpe-Level Contingency	59	—
Total Contingency	$59	$—
Totals	$8,100	$7,514

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and $99 million in cost sharing benefits associated with the Global Amendments to the Joint Ownership Agreements.

Any schedule extension beyond March 2023 and March 2024 for Units No. 3 and No. 4, respectively, is expected to increase our financing costs by approximately $30 million per month for both units and approximately $13 million per month for Unit No. 4.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of engineering support, commodity installation, system turnovers and related test results and workforce statistics.

Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. COVID-19 has exacerbated the challenges facing the project, including, but not limited to, higher than expected absenteeism; overall construction and subcontractor labor productivity; system turnover and testing activities; and electrical equipment and commodity installation. As of June 30, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Subsequent waves of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
The Unit No. 3 projected schedule primarily depends on pace of system and area turnovers, timing of fuel load and the progression of startup and other testing. On August 3, 2022, the Nuclear Regulatory Commission approved Southern Nuclear’s 103(G) letter for Unit No. 3 which was the final Nuclear Regulatory Commission finding necessary for Southern Nuclear to begin fuel load and start-up sequence. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during the first quarter of 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in March 2023.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during the fourth quarter 2023. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 that is one quarter later, in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on Unit No. 3 progress through fuel load, startup and testing, overall construction productivity and production levels significantly improving, particularly in electrical installation, including terminations, as well as appropriate levels of craft laborers, particularly electricians and pipefitters, being added and maintained.

As Unit No. 3 completes system turnover from construction and moves to testing and transitions to operations, ongoing and potential future challenges include construction productivity and final component and pre-operational tests. As Unit No. 4 progresses through construction and transitions into testing, ongoing and potential future challenges include the pace and quality of electrical installation; availability of craft and supervisory resources; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing. As construction, including subcontract work, continues on Unit No. 4, ongoing or future challenges include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity, particularly in the installation of electrical, mechanical, and instrumentation and controls commodities, ability to attract and retain craft labor, and/or related cost escalation; and procurement and related installation. New challenges may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). The ongoing and potential future challenges described above may further impact the projected schedule and estimated cost.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Additional license amendment requests also may be filed with the Nuclear Regulatory Commission. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. In connection with the additional construction remediation work described above, Southern Nuclear reviewed the project’s construction quality programs and, where needed, is implementing improvement plans consistent with these processes. On March 25, 2022, the Nuclear Regulatory Commission completed its follow up inspection related to the November 2021 final significance report on its special inspection to review the root cause of this additional construction remediation work and the corresponding corrective action plans. The Nuclear Regulatory Commission closed the findings identified in November 2021 and returned Unit No. 3 to the Nuclear Regulatory Commission’s baseline inspection program.
Various design and other licensing-based compliance matters, including the completion of inspections, tests, analyses, and acceptance criteria documentation for Unit No. 4 and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel, have arisen and may arise, which may result in additional license amendments or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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
As a result of an increase in the total project capital cost forecast and Georgia Power’s decision not to seek recovery of its allocation of the increase in the base capital costs and the increased construction budget in connection with Georgia Power’s nineteenth Vogtle construction monitoring report (VCM 19) in 2018, the holders of at least 90% of the ownership interests in

Vogtle Units No. 3 and No. 4 were required to vote to continue construction. In September 2018, the Co-owners unanimously voted to continue construction of Vogtle Units No. 3 and No. 4.

In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's VCM 19 filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs.
•Georgia Power will be responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power will be responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).

If the EAC is revised and exceeds the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, has a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in the VCM 19 plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase would allow us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest.

The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. As of December 31, 2021, budget increases since VCM 19 have reached $3.4 billion for all Co-owners. As a result of these increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 50 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 28%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $475 million in construction costs associated with the project. However, if the total project budget exceeds the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option. MEAG must notify Georgia Power by August 27, 2022 whether it intends to exercise its tender option.

Georgia Power and the other Co-owners do not agree on certain aspects of the tender option, including the dollar amount that triggers each Co-owner’s option to tender a portion of its ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when the Co-owners’ option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the

EAC in VCM 19 plus $2.1 billion has been reached. Georgia Power and the other Co-owners also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in the nineteenth VCM report by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. The lawsuits seek declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. The lawsuits also allege breach of contract and assert other claims and seek damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our and MEAG’s interpretations of the Global Amendments. Subsequently, the City of Dalton filed a motion to intervene and join in our and MEAG's claims. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.6 billion, an increase of approximately $475 million, and we would retain our 30% interest in the additional units.

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

On June 30, 2022, the Supreme Court of the United States issued an opinion that limits the EPA's authority to regulate greenhouse gas emissions under the Clean Air Act. The Court held that the Clean Air Act does not authorize the EPA to regulate the electric industry in a manner as broad as the generation shifting approach set forth in the Clean Power Plan. The EPA has announced its intent to propose a rule for existing power plants pursuant to the Clean Air Act in early 2023. The ultimate impact of the Court's decision cannot be determined at this time.

In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley, of which we own a 30% interest, by August 31, 2022. Following decertification, Georgia Power has stated it intends to retire Plant Wansley. In connection with this retirement, we created a regulatory asset to defer a portion of the accelerated depreciation expense and recover the deferred costs no later than December 31, 2040. The Georgia Public Service Commission also approved Georgia Power’s modified closure proposal for the ash pond at Plant Wansley. The proposal recommended closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill, the retirement of Plant Wansley, beneficial use of the coal ash, and managing construction and operational risks of the previous close in place design. The Georgia Environmental Protection Department must also approve the change in closure plans. We are continuing to evaluate the costs associated with the modified closure plan; however, preliminary estimates provided by Georgia Power indicate that the modified closure plan could increase our costs to close the ash pond by approximately $100 million (in 2021 dollars). Given the pending approvals and level of uncertainty associated with the cost and estimated timing of closure by removal, we have concluded that these costs are not reasonably estimable and are therefore not reflected in the coal ash related asset retirement obligations at June 30, 2022. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures prior to year-end 2022. See Note J of Notes to Unaudited Consolidated Financial Statements for additional information regarding the retirement of Plant Wansley and the associated regulatory asset and see “Item 1 – OUR BUSINESS – REGULATION – Environmental – Coal Combustion Residuals and Effluent Limitations Guidelines” in our 2021 Form 10-K for additional information regarding the closure of the coal ash pond.
Liquidity
At June 30, 2022, we had $1.6 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $477 million in cash and cash equivalents, $31.0 million unrestricted cash in the bond purchase fund and $1.046 billion available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available June 30, 2022		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$449	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	347	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at June 30, 2022.

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
(3)At June 30, 2022, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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

At June 30, 2022, under our unsecured committed lines of credit we had the ability to issue letters of credit totaling $960 million in the aggregate and $906.2 million remained available for the issuance of letters of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and Effingham acquisition, until long-term financing is obtained.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2022, the required minimum level was $750 million and our actual patronage capital was $1.2 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At June 30, 2022, we had $11.5 billion of secured indebtedness and $761 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At June 30, 2022, we had seven members participating in the program and a balance of $93.6 million remaining to be applied against future power bills.
At June 30, 2022, we had $135.2 million on deposit in the Rural Utilities Service Cushion of Credit Account, and $84.6 million of cash collateral posted by counterparties to our natural gas hedge program, all of which is classified as a restricted investment and restricted cash, respectively.
Financing Activities
First Mortgage Indenture.    At June 30, 2022, we had $11.5 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2021 Form 10-K for further discussion of our first mortgage indenture.
Bond Financings. In April 2022, we issued $500 million of taxable first mortgage bonds due in 2047 to repay $493.4 million of commercial paper issued to fund a portion of the cost of constructing Vogtle Units No. 3 and No. 4. In the third quarter of 2022, we intend to repay $31.0 million of our Series 2017 pollution control revenue bonds prior to their final maturity. The first mortgage bonds and the pollution control revenue bonds are secured under our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At June 30, 2022, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $294.8 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of June 30, 2022, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans. We also have a conditional commitment for a $234.7 million loan to fund a portion of our cost to acquire Effingham.

Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4.
At June 30, 2022, aggregate Department of Energy-guaranteed borrowings totaled $4.3 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. We anticipate making the final advance under these loans in the fourth quarter of 2022 in the amount of $358 million.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of June 30, 2022, we had repaid $243.5 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $486 million in principal on these loans by March 2024. We plan to issue first mortgage bonds to refinance the principal repaid after the in-service date of Vogtle Unit No. 4.
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
Item 4.    Controls and Procedures
As of June 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. The lawsuits seek declaratory judgment that the cost-sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. The lawsuits also allege breach of contract and assert other claims and seek damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our and MEAG’s interpretations of the Global Amendments. Subsequently, the City of Dalton filed a motion to intervene and join in our and MEAG's claims. On July 28, 2022, Georgia Power filed a counterclaim seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.6 billion, an increase of approximately $475 million, and we would retain our 30% interest in the additional units.

The ultimate outcome of this litigation cannot be determined at this time.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Requirements and Liquidity and Sources of Capital – Vogtle Units No. 3 and No. 4” for additional information regarding Vogtle Units No. 3 and No. 4.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	August 11, 2022	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	August 11, 2022		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)