Form 10-Q
period 2022-09-30
OGLETHORPE POWER CORP
filed 2022-11-10
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2022 and December 31, 2021

	(dollars in thousands)
	2022	2021
Assets
Electric plant:
In service	$9,114,953	$9,865,660
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,076,478)	(5,565,724)
Electric plant in service, net	4,341,207	4,602,668

Nuclear fuel, at amortized cost	382,933	375,267
Construction work in progress	7,457,488	6,779,392
Total electric plant	12,181,628	11,757,327

Investments and funds:
Nuclear decommissioning trust fund	503,452	659,910
Investment in associated companies	76,096	75,826
Long-term investments	630,411	711,379
Restricted investments	—	73,702
Other	33,330	31,991
Total investments and funds	1,243,289	1,552,808

Current assets:
Cash and cash equivalents	572,828	579,350
Restricted cash and short-term investments	141,226	248,150
Short-term investments	52,061	—
Receivables	235,656	159,538
Inventories, at average cost	270,994	260,526
Prepayments and other current assets	99,719	60,486
Total current assets	1,372,484	1,308,050

Deferred charges and other assets:
Regulatory assets	1,314,464	1,008,790
Prepayments to Georgia Power Company	19,371	27,124
Other	136,192	52,927
Total deferred charges	1,470,027	1,088,841
Total assets	$16,267,428	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2022 and December 31, 2021

	(dollars in thousands)

	2022	2021
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,202,667	$1,130,423
Long-term debt	11,005,830	10,529,449
Obligation under finance leases	57,249	61,335
Other	28,449	27,701
Total capitalization	12,294,195	11,748,908

Current liabilities:
Long-term debt and finance leases due within one year	243,585	281,238
Short-term borrowings	924,661	1,095,971
Accounts payable	192,644	182,164
Accrued interest	89,845	96,410
Member power bill prepayments, current	46,635	26,102
Other current liabilities	144,422	36,123
Total current liabilities	1,641,792	1,718,008

Deferred credits and other liabilities:
Asset retirement obligations	1,388,708	1,287,143
Member power bill prepayments, non-current	46,621	80,001
Regulatory liabilities	873,549	849,449
Other	22,563	23,517
Total deferred credits and other liabilities	2,331,441	2,240,110
Total equity and liabilities	$16,267,428	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

	(dollars in thousands)

	Three Months		Nine Months
	2022	2021	2022	2021
Operating revenues:
Sales to members	$627,130	$437,240	$1,523,361	$1,171,433
Sales to non-members	77,135	23,582	134,474	23,847
Total operating revenues	704,265	460,822	1,657,835	1,195,280
Operating expenses:
Fuel	419,218	214,681	847,823	436,277
Production	114,167	99,321	323,334	298,171
Depreciation and amortization	70,926	69,758	212,682	204,654
Purchased power	21,383	16,920	55,919	50,706
Accretion	14,018	14,117	41,410	41,839
Total operating expenses	639,712	414,797	1,481,168	1,031,647
Operating margin	64,553	46,025	176,667	163,633

Other income:
Investment income	15,090	12,299	39,762	36,389
Other	3,385	2,516	9,510	4,964
Total other income	18,475	14,815	49,272	41,353

Interest charges:
Interest expense	117,018	105,201	333,282	312,927
Allowance for debt funds used during construction	(69,031)	(56,179)	(188,301)	(164,628)
Amortization of debt discount and expense	2,944	2,911	8,714	8,677
Net interest charges	50,931	51,933	153,695	156,976
Net margin	$32,097	$8,907	$72,244	$48,010
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021

(dollars in thousands)
Balance at December 31, 2020	$1,072,642
Net margin	25,958
Balance at March 31, 2021	$1,098,600
Net margin	13,145
Balance at June 30, 2021	$1,111,745
Net margin	8,907
Balance at September 30, 2021	$1,120,652
Balance at December 31, 2021	$1,130,423
Net margin	21,980
Balance at March 31, 2022	$1,152,403
Net margin	18,167
Balance at June 30, 2022	$1,170,570
Net margin	32,097
Balance at September 30, 2022	$1,202,667
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2022 and 2021

	(dollars in thousands)
	2022	2021
Cash flows from operating activities:
Net margin	$72,244	$48,010
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	333,245	297,976
Accretion cost	41,410	41,839
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(460)	(267)
Deferred outage costs	(26,712)	(27,163)
Loss (gain) on sale of investments	21,077	(11,665)
Regulatory deferral of costs associated with nuclear decommissioning	(45,229)	(15,592)
Other	2,352	(639)
Change in operating assets and liabilities:
Receivables	(84,191)	(51,283)
Inventories	(10,312)	46,686
Prepayments and other current assets	8,859	(6,199)
Accounts payable	29,464	(4,487)
Accrued interest	(6,565)	5,842
Accrued taxes	51,394	6,788
Other current liabilities	47,369	522
Member power bill prepayments	(12,847)	(31,482)
Rate management program collections, net	16,904	117,600
Total adjustments	364,417	367,135
Net cash provided by operating activities	436,661	415,145
Cash flows from investing activities:
Property additions	(872,551)	(891,162)
Plant acquisition	—	(233,156)
Activity in nuclear decommissioning trust fund—Purchases	(201,721)	(556,879)
—Proceeds	196,136	550,956
Decrease in restricted investments	246,427	167,607
Activity in other long-term investments—Purchases	(144,843)	(340,877)
—Proceeds	103,024	184,083
Other	5,569	8,139
Net cash used in investing activities	(667,959)	(1,111,289)
Cash flows from financing activities:
Long-term debt proceeds	803,032	517,524
Long-term debt payments	(365,104)	(440,548)
(Decrease) increase in short-term borrowings, net	(171,310)	639,876
Other	23,958	30,124
Net cash provided by financing activities	290,576	746,976
Net increase in cash, cash equivalents and restricted cash	59,278	50,832
Cash, cash equivalents and restricted cash at beginning of period	581,150	405,511
Cash, cash equivalents and restricted cash at end of period	$640,428	$456,343
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$150,208	$141,206
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$66,716	$42,964
Accrued property additions at end of period	$45,926	$71,443
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2022 and 2021. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) revenue recognition, such as determining the nature and timing of satisfaction of performance obligations, determining the standalone selling price of performance obligations and variable consideration. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of results to be expected for the full year. As noted in our 2021 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2021 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$189,706	$189,706	$—	$—
International equity trust	97,294	—	97,294	—
Corporate bonds and debt	63,283	—	63,283	—
US Treasury securities	44,191	44,191	—	—
Mortgage backed securities	38,779	—	38,779	—
Domestic mutual funds	52,740	52,740	—	—
Federal agency securities	2,958	—	2,958	—
Non-US Gov't bonds & private placements	2,842	—	2,842	—
Other	11,659	11,659	—	—
Long-term investments:
International equity trust	29,375	—	29,375	—
Corporate bonds and debt	13,444	—	13,346	98
US Treasury securities	11,141	11,141	—	—
Mortgage backed securities	12,725	—	12,725	—
Domestic mutual funds	264,413	264,413	—	—
Treasury STRIPS	297,346	—	297,346	—
Non-US Gov't bonds & private placements	1,886	—	1,886	—
Other	81	81	—	—
Short-term investments: Treasury STRIPS	52,061	—	52,061	—
Natural gas swaps	192,026	—	192,026	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$249,999	$249,999	$—	$—
International equity trust	140,718	—	140,718	—
Corporate bonds and debt	72,936	—	72,369	567
US Treasury securities	53,321	53,321	—	—
Mortgage backed securities	40,460	—	40,460	—
Domestic mutual funds	75,384	75,384	—	—
Municipal bonds	1,133	—	1,133	—
Federal agency securities	9,608	—	9,608	—
Other	16,351	13,623	2,728	—
Long-term investments:
International equity trust	35,873	—	35,873	—
Corporate bonds and debt	14,022	—	12,656	1,366
US Treasury securities	15,259	15,259	—	—
Mortgage backed securities	12,021	—	12,021	—
Domestic mutual funds	277,937	277,937	—	—
Federal agency securities	257	—	257	—
Treasury STRIPS	350,532	—	350,532	—
Other	5,478	5,478	—	—
Natural gas swaps	63,994	—	63,994	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2022 and December 31, 2021 were as follows:

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,356,651	$9,585,512	$10,915,054	$12,741,046

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of September 30, 2022 and December 31, 2021 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2022, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At September 30, 2022 and December 31, 2021, the estimated fair values of our natural gas contracts were net assets of approximately $192,026,000 and $63,994,000, respectively.
As of September 30, 2022, three of our counterparties were required to post credit collateral totaling $67,600,000 under our natural gas swap agreements. As of December 31, 2021, one of our counterparties was required to post credit collateral totaling $1,800,000 under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line items within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of September 30, 2022 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2022	5.0
2023	31.0
2024	27.4
2025	23.2
2026	18.2
2027	6.0
Total	110.8
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2022 and December 31, 2021.

	Balance Sheet Location	Fair Value
		2022	2021
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$67,839	$23,596
Natural gas swaps	Other deferred charges	$126,729	$40,398

Liabilities:
Natural gas swaps	Other current liabilities	$2,542	$—
Natural gas swaps	Other deferred credits	$—	$—
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2022 and 2021.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(dollars in thousands)
Natural gas swaps gains	Fuel	$57,639	$15,831	$108,280	$18,229
Natural gas swaps losses	Fuel	(2,995)	—	(3,277)	(1,311)
Total		$54,644	$15,831	$105,003	$16,918
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at September 30, 2022 and December 31, 2021.

	Balance Sheet Location	2022	2021
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$192,026	$63,994
Total		$192,026	$63,994

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of September 30, 2022 and December 31, 2021.

	Gross Unrealized
	(dollars in thousands)
September 30, 2022	Cost	Gains	Losses	Fair Value
Equity	$315,378	$121,785	$(8,879)	$428,284
Debt	799,133	298	(53,665)	745,766
Other	11,853	66	(45)	11,874
Total	$1,126,364	$122,149	$(62,589)	$1,185,924

	Gross Unrealized
	(dollars in thousands)
December 31, 2021	Cost	Gains	Losses	Fair Value
Equity	$304,305	$280,127	$(4,682)	$579,750
Debt	774,580	4,859	(7,001)	772,438
Other	19,102	—	(1)	19,101
Total	$1,097,987	$284,986	$(11,684)	$1,371,289
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

Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of September 30, 2022 and December 31, 2021, we did not have any long-term contracts with non-members.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the nine-month periods ended September 30, 2022 and 2021, we provided approximately 62% and 61% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2022, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of September 30, 2022 and September 30, 2021, we recognized refund liabilities totaling $9,022,000 and $16,500,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2022	2021	2022	2021
Capacity revenues	$243,860	$228,048	$728,992	$716,303
Energy revenues	383,270	209,192	794,369	455,130
Total	$627,130	$437,240	$1,523,361	$1,171,433
Member energy requirements supplied	68%	65%	62%	61%

Receivables from contracts with our members at September 30, 2022 and December 31, 2021 were $188,951,000 and $143,715,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2022	2021	2022	2021
Energy revenues	$77,135	$23,582	$134,474	$23,847

Receivables from non-member energy sales at September 30, 2022 and December 31, 2021 were $18,534,000 and $302,000, respectively.
Energy revenues from non-members for the three and nine months ended September 30, 2022 were primarily from the sale of a portion of the energy output at Effingham, which we acquired in July 2021, into the wholesale market. For additional information regarding the Effingham acquisition, see Note 13 in our 2021 Form 10-K. There were no capacity revenues from non-members for the three and nine months ended September 30, 2022 and 2021.
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
We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members during the nine months ended September 30, 2022 and 2021 were $11,987,000 and $11,601,000, respectively. The cumulative amount billed since inception of the program totaled $123,623,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. Under this program, amounts billed to participating members, net of billing credits, during the nine months ended September 30, 2022, and 2021 were $8,831,000 and $115,837,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $366,159,000.

(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and nine months ended September 30, 2022 and 2021 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	September 30, 2022	December 31, 2021
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(271,559)	(267,606)
Total finance lease assets	$31,173	$35,126
Lease liabilities—Finance leases
Obligations under finance leases	$57,249	$61,335
Long-term debt and finance leases due within one year	7,958	7,541
Total finance lease liabilities	$65,207	$68,876

Classification	September 30, 2022	December 31, 2021
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$1,664	$2,293
Total operating lease assets	$1,664	$2,293
Lease liabilities—Operating leases
Capitalization—Other	$960	$1,550
Other current liabilities	718	838
Total operating lease liabilities	$1,678	$2,388

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$1,885	$1,693	$5,656	$4,726
Interest on lease liabilities	Interest expense	1,852	2,045	5,556	6,133
Operating lease cost:	Inventory(1) & production expense	222	270	666	809
Total leased cost		$3,959	$4,008	$11,878	$11,668
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2022	December 31, 2021
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	6.17	6.90
Operating leases	9.88	8.01
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	4.97%	4.73%

	Nine months ended September 30,
	2022	2021
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,806	$4,180
Operating cash flows from operating leases	$747	$890
Financing cash flows from finance leases	$3,669	$3,295
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Maturity analysis of our finance and operating lease liabilities as of September 30, 2022 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2022	$7,475	$182	$7,657
2023	14,949	708	15,657
2024	14,949	234	15,183
2025	14,949	72	15,021
2026	14,949	72	15,021
Thereafter	25,634	940	26,574
Total lease payments	$92,905	$2,208	$95,113
Less: imputed interest	(27,698)	(530)	(28,228)
Present value of lease liabilities	$65,207	$1,678	$66,885
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Lease income	$1,651	$1,603	$4,965	$4,806
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
(I)Restricted Cash and Investments.    Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. For the period from January 1, 2021 to September 30, 2021, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will be reset annually on October 1 of each year thereafter. On October 1, 2022, the rate was reset at the 1-year floating treasury rate, which was 4.05% per annum. The program no longer allows additional funds to be deposited into the account. At September 30, 2022 and December 31, 2021, we had restricted investments totaling $73,282,000 and $320,052,000, respectively, of which $73,282,000 and $246,350,000, respectively, were classified as current.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Nine months ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Cash and cash equivalents	$572,828	$452,943
Restricted cash included in restricted cash and short-term investments	67,600	3,400
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$640,428	$456,343
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

	2022	2021
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$30,498	$33,200
Amortization of financing leases(b)	32,476	34,179
Outage costs(c)	33,301	31,956
Asset retirement obligations—Ashpond and other(l)	411,072	335,231
Asset retirement obligations—Nuclear(l)	65,148	—
Depreciation expense - Plant Vogtle(d)	35,905	36,973
Depreciation expense - Plant Wansley(e)	366,770	204,891
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	54,488	55,857
Interest rate options cost(g)	135,434	131,556
Deferral of effects on net margin—Smith Energy Facility(h)	138,216	142,675
Other regulatory assets(o)	11,156	2,272
Total Regulatory Assets	$1,314,464	$1,008,790
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$35,905	$22,197
Deferral of effects on net margin—Hawk Road Energy Facility(h)	16,790	17,253
Deferral of effects on net margin—Effingham Energy Facility(p)	20,764	—
Major maintenance reserve(j)	97,745	73,059
Amortization of financing leases(b)	6,282	8,457
Deferred debt service adder(k)	150,615	138,897
Asset retirement obligations—Nuclear(l)	—	164,256
Revenue deferral plan(m)	352,115	359,799
Natural gas hedges(n)	192,026	63,994
Other regulatory liabilities(o)	1,307	1,537
Total Regulatory Liabilities	$873,549	$849,449
Net Regulatory Assets	$440,915	$159,341

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
(e)Represents the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which occurred in August 2022. Amortization commenced in September 2022 and will end no later than December 31, 2040.
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
(n)Represents the deferral of unrealized gains on natural gas contracts.
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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At September 30, 2022, borrowings under the Additional FFB Note totaled $1,262,000,000.
At September 30, 2022, aggregate Department of Energy-guaranteed borrowings, including capitalized interest, totaled $4,275,348,382.
Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of September 30, 2022, we have repaid $280,458,000 of principal on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.

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
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2022, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $63,031,000 for long-term financing of general and environmental improvements at existing plants.
On October 18, 2022, we closed on a second Rural Utilities Service-guaranteed loan for $234,681,000 to fund a portion of our cost to acquire Effingham.
On October 20, 2022, we received an additional $19,532,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
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
d)Pollution Control Revenue Bonds:

We redeemed $31.0 million of Series 2017 pollution control revenue bonds in the third quarter of 2022. At June 30, 2022, these bonds were classified as long-term debt based upon the contractual maturity date.

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
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of March 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.6 billion. At September 30, 2022, our total investment for our interest in the additional Vogtle units was approximately $7.7 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

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
The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. The table below shows our project budget and actual costs through September 30, 2022 for our share of the project.

	(in millions)
	Project Budget (Tender)	Actual Costs at September 30, 2022
Construction Costs (1)	$6,025	$6,000
Financing Costs	1,974	1,695
Subtotal	$7,999	$7,695

Deferred Training Costs	49	46
Total Project Costs Before Contingency	$8,048	$7,741

Oglethorpe-Level Contingency	52	—
Total Contingency	$52	$—
Totals	$8,100	$7,741

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
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of September 30, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Subsequent waves of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

On July 29, 2022, Southern Nuclear announced that all Unit No. 3 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission. On August 3, 2022, the Nuclear Regulatory Commission published its 103(g) finding that the acceptance criteria in the combined license for Unit No. 3 had been met, which allowed for nuclear fuel to be loaded and allows start-up testing to begin. Fuel load for Unit No. 3 was completed on October 17, 2022. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in March 2023. The projected schedule for Unit No. 3 primarily depends on the pace of system and area transitions to operations, including the completion of closure documentation necessary to support start-up testing, and the progression of start-up, final component, and pre-operational testing, which may be impacted by equipment or other operational failures.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 that is one quarter later, in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on Unit No. 3 progress through start-up and testing, overall construction productivity and production levels significantly improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians, being added and maintained. As Unit No. 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical, mechanical, and instrumentation and controls commodities installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity; ability to attract and retain craft labor, and/or related cost escalation. New challenges also may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. On March 25, 2022, the Nuclear Regulatory Commission completed a follow up inspection related to the November 2021 final significance report on its special inspection to review the root cause of additional construction remediation work identified in 2021 and Southern Nuclear’s corresponding corrective action plans. The Nuclear Regulatory Commission closed the findings identified in November 2021 and returned Unit No. 3 to the Nuclear Regulatory Commission’s baseline inspection program.

With the receipt of the Nuclear Regulatory Commission’s 103(g) finding, Unit No. 3 is now under the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained within Unit No. 3’s operating license. Various design and other licensing-based compliance matters, including the completion of inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 50 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 28%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $500 million in construction costs associated with the project. However, if the total project budget exceeds the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in the nineteenth VCM report by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.6 billion, an increase of approximately $500 million, and we would retain our 30% interest in the additional units. On September 26, 2022, the

City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

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
(O)Plant Wansley. In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley, of which we own a 30% interest, by August 31, 2022. In accordance with the approved plan, Georgia Power retired Plant Wansley in August 2022. Beginning in 2021, we accelerated depreciation of the remaining plant in service assets associated with Plant Wansley based upon the August 2022 retirement date and created a regulatory asset to defer a portion of the accelerated depreciation expense. These deferred costs will be recovered through future rates over a period ending no later than December 31, 2040. The Georgia Public Service Commission also approved Georgia Power’s modified closure proposal for the ash pond at Plant Wansley. The proposal recommended closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill, the retirement of Plant Wansley, beneficial use of the coal ash, and managing construction and operational risks of the previous close in place design. The Georgia Environmental Protection Department must also approve the change in closure plans. We and Georgia Power are continuing to evaluate the costs associated with the modified closure plan; however, we have received preliminary estimates from Georgia Power. At September 30, 2022, we have recognized an additional $66.7 million in coal ash related asset retirement obligations based upon these preliminary cost estimates. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures prior to year-end 2022. See Note J of Notes to Unaudited Consolidated Financial Statements for additional information regarding the retirement of Plant Wansley and the associated regulatory asset and see “Item 1 – OUR BUSINESS – REGULATION – Environmental – Coal Combustion Residuals and Effluent Limitations Guidelines” in our 2021 Form 10-K for additional information regarding the closure of the coal ash pond.

(P)Subsequent Events. On October 24, 2022, we entered into an agreement to acquire two generating units at Washington County Power, a four-unit 660 megawatt combustion turbine generation and transmission facility located in Sandersville, Georgia, from Gulf Pacific Power, LLC, an investment fund managed by Harbert Management Corporation. The two acquired units will add approximately 330 megawatts of natural gas-fired capacity to our generation portfolio. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2022.

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
Results of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021
Net Margin
Our net margins for the three-month and nine-month periods ended September 30, 2022 were $32.1 million and $72.2 million, respectively, compared to $8.9 million and $48.0 million, respectively, for the same periods of 2021. Through September 30, 2022, we collected approximately 117.1% of our targeted net margin of $61.7 million for the year ending December 31, 2022. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2022 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $9.0 million and $16.5 million as of September 30, 2022 and September 30, 2021, respectively. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2021 Form 10-K.
Operating Revenues
Our operating revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned, purchased or member-owned resources over which we have dispatch rights and our members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers and sales to non-members.
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
The components of member revenues for the three-month and nine-month periods ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)
	2022	2021	% Change	2022	2021	% Change
Capacity revenues	$243,860	$228,048	6.9%	$728,992	$716,303	1.8%
Energy revenues	383,270	209,192	83.2%	794,369	455,130	74.5%
Total	$627,130	$437,240	43.4%	$1,523,361	$1,171,433	30.0%
MWh Sales to members	8,243,846	7,566,980	8.9%	20,053,117	18,727,189	7.1%
Cents/kWh	7.61	5.78	31.7%	7.60	6.26	21.4%
Member energy requirements supplied	68%	65%	4.6%	62%	61%	1.6%

Energy revenues from members increased for the three-month and nine-month periods ended September 30, 2022 compared to the same periods in 2021, primarily due to the recovery of fuel costs. The increase in megawatt-hours sold to members for the three-month and nine-month periods ended September 30, 2022 compared to the same periods in 2021 also contributed to the increase in energy revenues, primarily due to slightly warmer weather and members' consumer growth. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Sales to non-members.    Energy revenues from non-members were primarily from the sale of a portion of the energy output at Effingham, which we acquired in July 2021, into the wholesale market. There were no capacity revenues from non-members for the three-month and nine-month periods ended September 30, 2022 and 2021.
Sales to non-members during the three-month and nine-month periods ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)

	2022	2021	% Change	2022	2021	% Change
Energy revenues	$77,135	$23,582	227.1%	$134,474	$23,847	463.9%
MWh Sales to non-members	694,911	562,724	23.5%	1,450,107	575,629	151.9%
Cents/kWh	11.10	4.19	164.9%	9.27	4.14	123.9%
Energy revenues from non-members increased for the three-month and nine-month periods ended September 30, 2022 compared to the same periods in 2021 primarily due to higher market prices and an increase in megawatt-hours sold to non-members.
Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Coal	$35,908	$50,384	(28.7)%	984,046	1,535,053	(35.9)%	3.65	3.28	11.3%
Nuclear	19,492	18,849	3.4%	2,692,666	2,434,355	10.6%	0.72	0.77	(6.5)%
Gas:
Combined Cycle	263,871	121,220	117.7%	4,350,220	3,885,404	12.0%	6.07	3.12	94.6%
Combustion Turbine	99,947	24,228	312.5%	1,110,747	489,436	126.9%	9.00	4.95	81.8%
	$419,218	$214,681	95.3%	9,137,679	8,344,248	9.5%	4.59	2.57	78.6%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Coal	$88,681	$86,061	3.0%	2,425,508	2,559,235	(5.2)%	3.66	3.36	8.9%
Nuclear	54,678	57,853	(5.5)%	7,516,956	7,529,053	(0.2)%	0.73	0.77	(5.2)%
Gas:
Combined Cycle	561,460	252,472	122.4%	10,422,541	8,876,229	17.4%	5.39	2.84	89.8%
Combustion Turbine	143,004	39,891	258.5%	1,671,317	873,175	91.4%	8.56	4.57	87.3%
	$847,823	$436,277	94.3%	22,036,322	19,837,692	11.1%	3.85	2.20	75.0%
Total fuel costs increased for the three-month and nine-month periods ended September 30, 2022 compared to the same periods in 2021 as a result of an increase in the average cost of fuel and an increase in generation for members and non-members. In

June 2022, our member system hit a new peak demand of 10,018 megawatts, eclipsing our members' prior peak of 9,477 megawatts. The increase in average fuel cost was primarily due to higher average natural gas prices in 2022 as prices have increased due to supply and demand pressures. The overall increase in generation for the three-month and nine-month periods ended September 30, 2022 compared to the same periods in 2021 was largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices and an increase in sales to non-members.
Production
Production costs increased for the three-month and nine-month periods ended September 30, 2022 as compared to the same periods of 2021 primarily as a result of deferring Effingham's effects on net margin of $17.8 million and $24.5 million, respectively. For additional information regarding the Effingham deferral, see Note 13 in our 2021 Form 10-K.
Interest Charges
Net interest charges decreased slightly for the three-month and nine-month periods ended September 30, 2022 as compared to the same periods of 2021 as a result of the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of September 30, 2022
Assets
Electric plant in service decreased $750.7 million for the nine-month period ended September 30, 2022, primarily due to the retirement of $870.3 million of Plant Wansley assets, including the coal ash pond, in August 2022, offset partially by additions to plant of $157.4 million. Accumulated provision for depreciation decreased $489.2 million also primarily as a result of the $870.3 million Plant Wansley retirement, partially offset by depreciation recorded for the nine-month period which included $271.3 million of Plant Wansley depreciation. In anticipation of the plant's early retirement, we created a regulatory asset in 2021 to defer a portion of the accelerated depreciation expense. See Notes J and O of Notes to Unaudited Consolidated Financial Statements for a discussion of the regulatory asset associated with the early retirement of Plant Wansley.
Cash used for property additions for the nine-month period ended September 30, 2022 totaled $872.6 million. Of this amount, $686.1 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $60.2 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
The $156.5 million decrease in nuclear decommissioning trust fund was primarily due to the decrease in the fair market value of trust assets due to the downturn in the stock market during the nine-month period ended September 30, 2022.
Long-term investments decreased $81.0 million for the nine-month period ended September 30, 2022 primarily due to a $66.0 million decrease in fair market value of our long-term investments during the nine-month period ended September 30, 2022. In addition, $52.1 million of investments associated with one of our rate management programs was reclassified to short-term investments as we expect to apply the proceeds from these maturing investments to members' bills during the next twelve months. Offsetting these decreases were $20.5 million of collections and fund earnings invested in our major maintenance outage, coal ash remediation and internal decommissioning funds and $16.6 million in net collections invested under one of our member rate programs during the nine-month period ended September 30, 2022. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
Restricted cash and investments consist of $67.6 million in collateral posted by our counterparties under our natural gas swap agreements and $73.3 million in funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. We can only utilize the restricted investments in the Cushion of Credit Account for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. The program no longer allows additional funds to be deposited into the account. During the nine-month period ended September 30, 2022, restricted cash and investments decreased $180.6 million as we utilized $246.9 million for debt service payments and expect to utilize the remainder of the balance through 2023. The decrease in restricted investments was offset by a $65.8 million increase in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and investments, see Note I of Notes to Unaudited Consolidated Financial Statements.

Receivables increased $76.1 million for the nine-month period ended September 30, 2022 primarily due to a $46.4 million increase in member revenues and a $26.9 million increase in other receivables. Other receivables increased primarily due to $18.2 million of trade receivables related to non-member sales and $8.2 million from related parties.

Prepayments and other current assets increased $39.2 million during the nine-month period ended September 30, 2022 primarily due to a $44.2 million increase in fair value of our natural gas contracts that will settle within the next twelve months and an increase of $3.1 million in collateral we were required to post with a counterparty under our natural gas purchase and sale agreements. Offsetting these increases was a decrease of $11.9 million in prepaid inventory primarily relating to return of refurbished inventory associated with a major maintenance outage at one of our combined cycle plants.
Regulatory assets increased $305.7 million largely as a result of a $161.9 million increase in the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which occurred in August 2022. The increase in our regulatory assets was also attributable to a $76.0 million increase in the deferral associated with coal ash pond asset retirement obligations and a $65.1 million increase in the deferral associated with nuclear asset retirement obligations.
Other deferred charges increased $83.3 million during the nine-month period ended September 30, 2022 primarily due to an $86.3 million increase in fair value of our natural gas contracts that will settle after the next twelve months.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $438.7 million primarily as a result of the issuance of $500.0 million of Series 2022A first mortgage bonds, a $168.0 million advance under the Department of Energy-guaranteed loan and $63.0 million in advances under the Rural Utilities Service-guaranteed loan. Offsetting this increase was $258.5 million in debt service payments and the early redemption of $31.0 million of Series 2017 pollution control revenue bonds. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, decreased $171.3 million during the nine-month period ended September 30, 2022 primarily as a result of $493.4 million in repayments made from the proceeds of the first mortgage bonds issuance noted above. During this period, total short-term repayments were $1.0 billion and borrowings totaled $832.7 million.
Accounts payable increased $10.5 million during the nine-month period ended September 30, 2022. The increase was primarily due to a $76.6 million increase in payables for natural gas purchases and related transportation and a $9.2 million increase in payables to related parties. Offsetting this increase was a decrease of $41.7 million in trade accounts payable, primarily for property taxes, and the application of $30.0 million in credits to our members' bills in the first quarter of 2022 for a board-approved reduction in 2021 revenue in excess of the requirement to meet the 2021 targeted net margin.
Other current liabilities increased $108.3 million for the nine-month period ended September 30, 2022 primarily as a result of a $65.8 million increase in restricted cash posted by and due to counterparties under our natural gas swap agreements and a $48.6 million increase in accrued property taxes.
Regulatory liabilities increased $24.1 million for the nine-month period ended September 30, 2022 primarily due to $128.0 million increase in the liability associated with unrealized gains on our natural gas contracts, a $24.7 million increase in sinking fund collections for future major maintenance outages and a $21.3 million increase in the liability associated with the deferral of Effingham's effects on net margin. Partially offsetting this increase was a $164.3 million decrease in the liability associated with deferred nuclear asset retirement obligations that was primarily driven by a decrease in unrealized gains associated with our nuclear decommissioning investments. For additional information regarding the Effingham deferral, see Note 13 in our 2021 Form 10-K.
Asset retirement obligations increased $101.6 million for the nine-month period ended September 30, 2022 primarily due to change in cash flow estimates of $66.7 million related to coal ash pond decommissioning and $41.4 million in accretion expense.
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
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of March 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.6 billion. At September 30, 2022, our total investment for our interest in the additional Vogtle units was approximately $7.7 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

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

September 30, 2022 for our share of the project.

	(in millions)
	Project Budget (Tender)	Actual Costs at September 30, 2022
Construction Costs (1)	$6,025	$6,000
Financing Costs	1,974	1,695
Subtotal	$7,999	$7,695

Deferred Training Costs	49	46
Total Project Costs before Contingency	$8,048	$7,741

Oglethorpe-Level Contingency	52	—
Total Contingency	$52	$—
Totals	$8,100	$7,741

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

Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of September 30, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Subsequent waves of the COVID-19 pandemic could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.
On July 29, 2022, Southern Nuclear announced that all Unit No. 3 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission. On August 3, 2022, the Nuclear Regulatory Commission published its 103(g) finding that the acceptance criteria in the combined license for Unit No. 3 had been met, which allowed for nuclear fuel to be loaded and allows start-up testing to begin. Fuel load for Unit No. 3 was completed on October 17, 2022. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 by the end of the first quarter of 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in March 2023. The projected schedule for Unit No. 3 primarily depends on the pace of system and area transitions to operations, including the completion of closure documentation necessary to support start-up testing, and the progression of start-up, final component, and pre-operational testing, which may be impacted by equipment or other operational failures.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 by the end of the fourth quarter 2023. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 that is one quarter later, in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on Unit No. 3 progress through start-up and testing, overall construction productivity and production levels significantly improving, particularly in electrical installation, including terminations; and appropriate levels of craft laborers, particularly electricians, being added and maintained. As Unit No. 4 progresses through construction and continues to transition into testing, ongoing and potential future challenges include the pace and quality of electrical, mechanical, and instrumentation and controls commodities installation; availability of craft and supervisory resources, including the temporary diversion of such resources to support Unit No. 3; the pace of work package closures and system turnovers; and the timeframe and duration of hot functional and other testing.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; supervision of craft labor and related productivity; ability to attract and retain craft labor, and/or related cost escalation. New challenges also may arise, particularly as Units No. 3 and No. 4 move into initial testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. On March 25, 2022, the Nuclear Regulatory Commission completed a follow up inspection related to the November 2021 final significance report on its special inspection to review the root cause of additional construction remediation work identified in 2021 and Southern Nuclear’s corresponding corrective action plans. The Nuclear Regulatory Commission closed the findings identified in November 2021 and returned Unit No. 3 to the Nuclear Regulatory Commission’s baseline inspection program.
With the receipt of the Nuclear Regulatory Commission’s 103(g) finding, Unit No. 3 is now under the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained within Unit No. 3’s operating license. Various design and other licensing-based compliance matters, including the completion of inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 50 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 28%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $500 million in construction costs associated with the project. However, if the total project budget exceeds the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in the nineteenth VCM report by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.6 billion, an increase of approximately $500 million, and we would retain our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

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

Washington County Power

On October 24, 2022, we entered into an agreement to acquire two generating units at Washington County Power, a four-unit 660 megawatt combustion turbine generation and transmission facility located in Sandersville, Georgia, from Gulf Pacific Power, LLC, an investment fund managed by Harbert Management Corporation. The two acquired units will add approximately 330 megawatts of natural gas-fired capacity to our generation portfolio. This acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2022.

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

In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley, of which we own a 30% interest, by August 31, 2022. In accordance with the approved plan, Georgia Power retired Plant Wansley in August 2022. Beginning in 2021, we accelerated depreciation of the remaining plant in service assets associated with Plan Wansley based upon the August 2022 retirement date and created a regulatory asset to defer a portion of the accelerated depreciation expense. These deferred costs will be recovered through future rates over a period ending no later than December 31, 2040. The Georgia Public Service Commission also approved Georgia Power’s modified closure proposal for the ash pond at Plant Wansley. The proposal recommended closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill, the retirement of Plant Wansley, beneficial use of the coal ash, and managing construction and operational risks of the previous close in place design. The Georgia Environmental Protection Department must also approve the change in closure plans. We and Georgia Power are continuing to evaluate the costs associated with the modified closure plan; however, we have received preliminary estimates from Georgia Power. At September 30, 2022, we have recognized an additional $66.7 million in coal ash related asset retirement obligations based upon these preliminary cost estimates. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures prior to year-end 2022. See Note J of Notes to Unaudited Consolidated Financial Statements for additional information regarding the retirement of Plant Wansley and the associated regulatory asset and see “Item 1 – OUR BUSINESS – REGULATION – Environmental – Coal Combustion Residuals and Effluent Limitations Guidelines” in our 2021 Form 10-K for additional information regarding the closure of the coal ash pond.
Liquidity
At September 30, 2022, we had $1.5 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $573 million in cash and cash equivalents, and $880 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2022		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line of Credit led by CFC	$1,210	$283	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	347	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at September 30, 2022.

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
(3)At September 30, 2022, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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

Rural Utilities Service financing is our preferred source of long-term financing for the Effingham acquisition. We have a loan agreement with the Rural Utilities Service for this financing and we anticipate fully advancing this loan before the end of 2022.

We intend to issue first mortgage bonds to provide long-term refinancing of all costs not financed through the Department of Energy or the Rural Utilities Service, including refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans.

At September 30, 2022, under our unsecured committed lines of credit we had the ability to issue letters of credit totaling $960 million in the aggregate and $740.3 million remained available for the issuance of letters of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and the Effingham acquisition, until long-term financing is obtained.
Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2022, the required minimum level was $750 million and our actual patronage capital was $1.2 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At September 30, 2022, we had $11.4 billion of secured indebtedness and $925 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At September 30, 2022, we had seven members participating in the program and a balance of $93.3 million remaining to be applied against future power bills.
At September 30, 2022, we had $73.3 million on deposit in the Rural Utilities Service Cushion of Credit Account, and $67.6 million of cash collateral posted by counterparties to our natural gas hedge program, all of which is classified as a restricted investment and restricted cash, respectively.
Financing Activities
First Mortgage Indenture.    At September 30, 2022, we had $11.4 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2021 Form 10-K for further discussion of our first mortgage indenture.
Bond Financings. In April 2022, we issued $500 million of taxable first mortgage bonds due in 2047 to repay $493.4 million of commercial paper issued to fund a portion of the cost of constructing Vogtle Units No. 3 and No. 4. In the third quarter of 2022, we repaid $31.0 million of our Series 2017 pollution control revenue bonds prior to their final maturity. The first mortgage bonds and the pollution control revenue bonds are secured under our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At September 30, 2022, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $284.3 million remaining to be advanced. When advanced, the debt will be secured under our first mortgage indenture. As of September 30, 2022, we had $2.5 billion of debt outstanding under various Rural Utilities Service-guaranteed loans. On October 18, 2022, we closed on a second Rural Utilities Service-guaranteed loan for $234.7 million to fund a portion of our cost to acquire Effingham, and we anticipate fully advancing this loan before the end of 2022.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4.
At September 30, 2022, aggregate Department of Energy-guaranteed borrowings totaled $4.3 billion, including capitalized interest. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. We anticipate making the final advance under these loans in the fourth quarter of 2022 in the amount of $358 million.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of September 30, 2022, we had repaid $280.5 million under these loans. If we fully advance these loans, we expect to repay a total of approximately $486 million in principal on these loans by March 2024. We plan to issue first mortgage bonds to refinance the principal repaid after the in-service date of Vogtle Unit No. 4.
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
Item 4.    Controls and Procedures
As of September 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost-sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.6 billion, an increase of approximately $500 million, and we would retain our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Number	Description
4.1	Twelfth Amended and Restated Loan Contract, dated October 18, 2022, between Oglethorpe and the United States of America.
4.2
Eighty-Fourth Supplemental Indenture, dated as of October 18, 2022, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to the Series 2022 (FFB AE48) Note, Series 2022 (RUS AE48) Reimbursement Note.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 10, 2022	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	November 10, 2022		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)