Form 10-K
period 2022-12-31
OGLETHORPE POWER CORP
filed 2023-03-27
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
2022 FORM 10-K ANNUAL REPORT

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
•future variants of the current coronavirus ("COVID-19") and any resulting economic disruption and its impact on our business, financial condition, operations, construction projects, including the additional units at Plant Vogtle, and our members and their service territories;
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

ITEM 1.    BUSINESS
OGLETHORPE POWER CORPORATION
General
We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 323 employees.
Our members are local consumer-owned distribution cooperatives that provide retail electric service on a not-for-profit basis. In general, our members' customer base consists of residential, commercial and industrial consumers within specific geographic areas. Our members serve approximately 2.1 million electric consumers (meters) representing approximately 4.4 million people. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES."
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
Power Supply Business
We provide wholesale electric service to our members for a significant portion of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers. In 2022, we supplied energy that accounted for approximately 58% of the retail energy requirements of our members. We provide this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Our fleet of generating units total 8,477 megawatts of summer planning reserve capacity, which includes 733 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. We also supply financial and management services to support Green Power EMC's purchase of energy from 584 megawatts of renewable resources, including, low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities. See "– Relationship with Green Power EMC," "OUR POWER SUPPLY RESOURCES," "OUR MEMBERS AND

THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" – and "PROPERTIES – Generating Facilities."
In 2022, three of our members, Jackson EMC, GreyStone Power Corporation, an EMC, and Cobb EMC, accounted for approximately 16%, 10% and 10% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2022.
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

Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2022, our equity ratio was 9.0%.
As of December 31, 2022, we had approximately $11.9 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.
Relationship with Federal Lenders
Rural Utilities Service
Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The budget for fiscal year 2023, which began October 2022, includes a loan program level of $6.5 billion. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.
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
As of December 31, 2022, we had $2.8 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.
Department of Energy
Pursuant to the loan guarantee program established under Title XVII of the Energy Policy Act of 2005, we entered into a loan guarantee agreement with the Department of Energy in 2014, pursuant to which the Department of Energy agreed to guarantee over $3.0 billion of our obligations under a multi-advance term loan facility with the Federal Financing Bank. On March 22, 2019, we and the Department of Energy executed an amended and restated loan guarantee agreement that added $1.6 billion to the loan guarantee. In connection with the increase of the loan guarantee, we entered into additional loan documents with the Federal Financing Bank to increase the aggregate amount available under the term loan facility. Proceeds of advances made under these facilities have been used to reimburse us for over $4.6 billion of costs of construction relating to two additional nuclear units at Plant Vogtle that are eligible for financing under the Title XVII loan guarantee program.

We have advanced all amounts available under the Department of Energy-guaranteed loans. In 2020, we began making principal payments on these loans and, at December 31, 2022, we had $4.3 billion outstanding. All advances received under this facility are secured under our first mortgage indenture.

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
For additional information regarding the terms of the loan guarantee agreement, see Note 7a of Notes to Consolidated Financial Statements. For additional information on Vogtle Units No. 3 and No. 4, see "– OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4."
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
We have made loans to Georgia System Operations primarily for the purpose of financing its capital expenditures. As of December 31, 2022, the balance of the loans outstanding was $11.5 million. Georgia System Operations has an additional $7.0 million that it can draw under one of its loans with us.

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
Relationship with Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate summer planning reserve capacity of 733 megawatts. We provide operations, financial and management services to Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Relationship with Green Power EMC
Green Power Electric Membership Corporation, owned by our 38 members, is a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently manages 584 megawatts of renewable energy resources. By 2025, the capacity is expected to increase by at least 252 megawatts, bringing the total capacity to more than 836 megawatts. We supply financial and management services to Green Power EMC. For more information on the renewable resources of Green Power EMC, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
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

As of December 31, 2022, we had 323 employees. Substantially all of our associates are full-time employees and are located in Georgia. We have a formal Code of Conduct that, among other things, requires that we treat each other, and those outside our company with whom we do business, professionally and with fairness and respect. We must also conduct ourselves in a manner that promotes a favorable image of our company and a positive and professional workplace environment that promotes harmonious relationships among each other and our members.

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

OUR POWER SUPPLY RESOURCES
General
We supply capacity and energy to our members for a portion of their requirements from a combination of our fleet of generating assets and power purchased from other suppliers. In 2022, we supplied approximately 58% of the retail energy requirements of our members. Our members purchased the remaining 42% from a variety of suppliers, including Green Power EMC (renewable resources), Smarr EMC (gas-fired resources), Georgia Energy Cooperative (gas-fired resource), Southeastern Power Administration (hydroelectric power), and several power marketers and other wholesale suppliers. For more detailed information on these other purchases, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Generating Plants
Our fleet of generating units total 8,477 megawatts of summer planning reserve capacity, including 733 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG) and the City of Dalton also have interests in six of these units at Plants Hatch, Vogtle and Scherer. Georgia Power serves as operating agent for these six units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 31 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.
See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
Power Purchase and Sale Arrangements
We currently have no material power purchase or sale agreements.
We supply financial and management services to support Green Power EMC's purchase of energy from 584 megawatts of renewable resources, plus an additional 252 megawatts under contract to be constructed. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.
We are a member of the Southeast Energy Exchange Market (SEEM) which began successfully operating in November 2022. SEEM, whose members include the traditional electric operating companies and many of the other electric service providers in the Southeast, is an extension of the existing bilateral market in which participants use an automated, intra-hour energy exchange to buy and sell power near the time the energy is consumed, utilizing available unreserved transmission. Our participation in SEEM has had minimal impact on our business to date. The FERC's orders related to SEEM have been appealed. The ultimate outcome of this matter cannot be determined at this time.

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
In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement) and is reimbursed for actual costs plus a base fee and an at-risk fee, subject to adjustment based on Bechtel’s performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of June 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.65 billion. At December 31, 2022, our total investment for our interest in the additional Vogtle units was approximately $8.0 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

Our initial ownership interest and proportionate share of the cost to construct the additional Vogtle units was 30%, representing approximately 660 megawatts. However, we have exercised the tender option discussed below which caps our capital costs in exchange for a proportionate reduction of our 30% interest in the two units. Based on the current project budget and schedule and our interpretation of the Global Amendments (described below), we would transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 27.5%. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced.

The table below shows our project budget and actual costs through December 31, 2022 for our share of the project.

	(in millions)
	Project Budget (Tender)	Actual Costs at December 31, 2022
Construction Costs (1)	$6,554	$6,147
Freeze Capital Credit (2)	(528)	—
Financing Costs	2,025	1,770
Subtotal	$8,051	$7,917

Deferred Training Costs	47	46
Total Project Costs Before Contingency	$8,098	$7,963

Oglethorpe Contingency	$2	$—
Totals	$8,100	$7,963

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and $99 million in cost sharing benefits associated with the Global Amendments to the Joint Ownership Agreement.

(2) As described below, we exercised the tender option to cap our capital costs at the EAC in VCM 19 plus $2.1 billion, the freeze tender threshold. The freeze capital credit reflects our share of budgeted amounts that exceed this threshold.

Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. Any schedule extension beyond June 2023 and March 2024 for Units No. 3 and No. 4, respectively, is expected to increase our financing costs by approximately $30 million per month for both units and approximately $13 million per month for Unit No. 4.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installation, system turnovers and workforce statistics.

Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of December 31, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Future COVID-19 variants could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

On July 29, 2022, Southern Nuclear announced that all Unit No. 3 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission. On August 3, 2022, the Nuclear Regulatory Commission published its 103(g) finding that the acceptance criteria in the combined license for Unit No. 3 had been met, which allowed for nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit No. 3 was completed on October 17, 2022. In early 2023, during the start-up and pre-operational testing for Unit No. 3, Southern Nuclear identified and remediated certain equipment and component issues. On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, a key milestone in the start-up process. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during May or June of 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in June 2023. The projected schedule for Unit No. 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component and/or other operational challenges.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on potential impacts arising from Unit No. 4 testing activities overlapping with Unit No. 3 start-up and commissioning; maintaining overall construction productivity and production levels improving, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the duration of hot functional testing, which commenced on March 20, 2023, and other testing, the pace and quality of remaining commodities installation; completion of documentation to support inspections, tests, analyses and acceptance criteria submittals; the pace of remaining work package closures and system turnovers; and availability of craft, supervisory and technical support resources.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit No. 3 completes start-up and commissioning and Unit No. 4 moves further into testing and startup, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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

With the receipt of the Nuclear Regulatory Commission’s 103(g) finding, Unit No. 3 is now under the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained within its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia
Public Service Commission filings. As of December 31, 2021, budget increases since VCM 19 reached $3.4 billion for all Co-owners. As a result of those increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 27.5%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $530 million in construction costs associated with the project. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in VCM 19 by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.65 billion, and we would incur approximately $530 million of additional construction costs (excluding related financing costs) and retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively (each a Project Adverse Event). The schedule extensions, announced in February 2022, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.

The Global Amendments provide that Georgia Power may cancel the project at any time at its sole discretion. In the event that Georgia Power determines to cancel the project or fewer than 90% of the Co-owners vote to continue construction upon the occurrence of a subsequent project adverse event, we and the other Co-owners would assess our options for the Vogtle project. If the investment were to be written off, we would seek regulatory accounting treatment to amortize the investment over a long-term period, which requires the approval of our board of directors, and we would submit the regulatory accounting treatment details to the Rural Utilities Service for its approval. Further, if Georgia Power or the Co-owners decided to cancel the project, the Department of Energy would have the discretion to require that we repay all amounts outstanding under our loan guarantee agreement with the Department of Energy over a five-year period as discussed in Note 7a of Notes to Consolidated Financial Statements.

The ultimate outcome of these matters cannot be determined at this time.
Financing
We have loans from the Federal Financing Bank guaranteed by the Department of Energy to fund a portion of the cost to construct Vogtle Units No. 3 and No. 4. In December 2022, we made the last advance under these loans and completed borrowings of over $4.6 billion under these guaranteed loans, which began amortizing in 2020. For additional information regarding terms of the loan and loan guarantee agreement with the Department of Energy, including potential repayment over a five-year period, covenants and events of default, see Note 7a of Notes to Consolidated Financial Statements.

As of December 31, 2022, we had financed $2.8 billion of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing the remaining costs of the Vogtle units and amounts amortized under the Department of Energy-guaranteed loan in the capital markets. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see “MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loans.”

Under the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. We expect to receive these tax credits in accordance with our ownership interest in the Vogtle Units. We estimate that the nominal value of our allocation of production tax credits will be up to $650 million and will be earned for eight years post commercial operation. Our estimate of the total value of our tax credits reflects the proportionate reduction of our ownership share of the Vogtle Units as a result of exercising the tender option. Pursuant to the Global Amendments, Georgia Power agreed to purchase our allocation of production tax credits at varying purchase prices dependent upon the actual cost to complete construction of Vogtle Units No. 3 and No. 4 as compared to the EAC in VCM 19. Based on the current project budget, the purchase price would be 98% of face value. Any purchases will be at our option and would occur after such production tax credits are earned. We will continue to analyze various options to monetize these credits with one or more third parties, including Georgia Power. In order to maximize the value of these production tax credits, we do not anticipate entering into any agreement to sell these production tax credits until one or both of the Vogtle Units reach commercial operation. We expect to use the proceeds received from the sale of production tax credits to offset operating costs following commercial operation of the Vogtle Units. Any amounts received from these sales will not affect our project budget.

The ultimate outcome of these matters cannot be determined at this time.

See “RISK FACTORS” for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
Washington County Power Facility
On December 20, 2022, we acquired two generating units at the Washington County Power Plant, a four-unit 660 megawatt combustion turbine generation and transmission facility located in Sandersville, Georgia, from Gulf Pacific Power, LLC, an investment fund managed by Harbert Management Corporation. The two acquired units added over 300 megawatts of natural gas-fired capacity to our generation portfolio. As part of the acquisition of the units, we assumed an existing power purchase and sale agreement to sell the capacity and associated energy to Georgia Power through May 31, 2024. On June 1, 2024, the output of the acquired units will be available to our subscribing members.
Other Future Power Resources
From time to time, we may assist our members in investigating potential new power supply resources, after compliance with the terms of the New Business Model Member Agreement. See "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement." Following passage of the Inflation Reduction Act in 2022, we and our members are evaluating new incentives available to us to further diversify our generation portfolio through the addition of new battery storage and renewable generation resources.

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
Our members serve approximately 2.1 million electric consumers (meters) representing approximately 4.4 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file an exhibit containing financial and statistical information for our 38 members for the most recent three year period with our first quarter Form 10-Q.
The following table shows the aggregate peak demand and energy requirements of our members for the years 2020 through 2022, and also shows the amount of their energy requirements that we supplied. From 2020 through 2022, peak demand of the members and their energy requirements have fluctuated based on various factors. Our member system hit a new peak demand twice in 2022. In December 2022, our member system hit a new peak demand of 10,810(4) megawatts, eclipsing our members' prior peak of 10,018 megawatts achieved in June 2022. We estimate that the overall impact of COVID-19 on our members' energy requirements to be a decrease of approximately one percent in 2020 and no effect for 2021 or 2022.

	Member Peak Demand (MW)(1)	Member Energy Requirements (MWh)
		Total(2)	Supplied by Oglethorpe(3)
2022	10,810(4)	42,175,373	25,634,984
2021	9,284	39,701,458	24,727,600
2020	9,471	39,208,224	22,187,311
(1)System peak hour demand of our members measured at our members' delivery points (net of system losses), adjusted to include requirements served by us and member resources, to the extent known by us, behind the delivery points. Also includes energy we supplied to our own facilities.
(2)Retail requirements served by our and member resources, adjusted to include requirements served by resources, to the extent known by us, behind the delivery points. See "– Member Power Supply Resources." Also includes energy we supplied to our own facilities.
(3)Includes energy supplied to members for resale at wholesale. Also includes energy we supplied to our own facilities.
(4)System peak hour demand measured at our generating resources was 11,077 megawatts and system peak hour demand measured at our members' delivery points was 10,810 megawatts.
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
The budget for fiscal year 2023, which began October 2022, includes a loan program level of $6.5 billion. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."
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
Member Power Supply Resources
Oglethorpe Power Corporation
In 2022, we supplied approximately 58% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power

Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.
Contracts with Southeastern Power Administration
Thirty-three of our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. At January 1, 2023, the aggregate SEPA allocation of capacity to the members was 570 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint EMC, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.
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
Green Power EMC
Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 584 megawatts of solar, low-impact hydroelectric, landfill gas and wood-waste biomass facilities, with an additional 252 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, eleven solar facilities with a total of approximately 10 megawatts.
Georgia Energy Cooperative
Fifteen of our members are members of Georgia Energy Cooperative, An Electric Membership Corporation, which owns a 100 megawatt gas turbine facility and also provides other services to its members.
Other Member Resources
Our members obtain their remaining power supply requirements from various sources. All members are parties to requirements contracts or power purchase contracts that meet their incremental requirements. These contracts have remaining terms ranging from 3 to 15 years.

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

REGULATION
Environmental
General
As an electric utility, we are subject to a wide range of federal, state and local environmental laws. Air emissions, solid waste disposal, effluent water discharges, and water usage are extensively controlled, closely monitored, and periodically reported. The manner in which various types of wastes can be stored, transported and disposed is also comprehensively regulated.
In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent, and the Environmental Protection Agency, or EPA, intends to propose a number of rules in 2023 that could impact our power plants. Although we have installed an extensive array of environmental control systems at our plants to ensure continued compliance with all existing applicable requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other regulated air pollutants, new environmental regulatory requirements could be imposed. Such additional requirements, if adopted, could substantially increase the cost of electric service by requiring modifications in the design or operation of existing facilities. Failure to comply with these requirements could result in us becoming subject to enforcement actions and the assessment of civil penalties. In extreme cases of non-compliance, such enforcement actions could even include the complete shutdown of individual generating units. Certain of our debt instruments also require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although we intend to comply with all current and future regulations, we cannot guarantee that we will always be in full compliance with every applicable requirement.
Our capital expenditures and operating costs continue to reflect expenses necessary to comply with all applicable environmental requirements and regulations. With the retirement of Plant Wansley in August 2022, our environmental focus at that plant has shifted to the closure of the coal ash ponds and compliance with associated federal and state regulations, including those related to coal combustion residual (CCR) rules that continue to be revised by EPA and may be impacted by ongoing litigation. For further discussion of expected future capital expenditures to comply with environmental requirements and regulations, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital Requirements – Capital Expenditures."

Air Quality
Environmental regulations adopted at the federal and state levels have had and will continue to have a significant impact on the electric utility industry. The most significant environmental regulations for us continue to be the air regulatory requirements imposed under the Clean Air Act. These requirements include stringent regulations for controlling emissions of sulfur dioxide, nitrogen oxides, particulate matter, mercury, greenhouse gases, and other air pollutants from affected electric utility units. The EPA has actively regulated emissions under the Clean Air Act and the following are the most significant ongoing Clean Air Act regulatory requirements that affect or may affect our business.
Controls for Meeting Air Quality Standards.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for the following six air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA is required to review the existing NAAQS every five years to determine whether a tightening of these standards is necessary to protect public health. In 2020, EPA issued a final rule that retained the existing standards for both ground-level ozone and particulate matter (PM). However, in January 2023, EPA published a proposed rule to set the PM2.5 NAAQS within a lower range but will not issue a specific numeric ozone standard until the final rule. At this time, it is too early to determine the extent to which, if any, EPA’s proposed tightening of the PM2.5 standard, if adopted, might have on Plant Scherer and our gas-fired generating units.
In December 2018, EPA published a final rule that established the requirements and procedures that states must follow in implementing the control measures and other applicable requirements necessary to achieve the 2015 NAAQS ozone standard through State Implementation Plans (SIPs). On December 2, 2021, EPA approved Georgia's SIP and determined that the SIP contains adequate control requirement for reducing emissions that will significantly contribute to nonattainment or interfere with maintenance of the 2015 ozone NAAQS. Those provisions do not have a significant impact on our operations at this time.

While our remaining coal-fired units at Plant Scherer have had control systems installed to reduce emissions and achieve current ambient air quality standards, new or revised NAAQS could lead to additional emissions reduction requirements. Costs of any additional or upgraded pollution control equipment or operating restrictions that could be required because of more stringent NAAQS cannot be determined at this time, neither can we determine such impacts on our coal or natural gas-fired generating units.

Air Quality Summary.  We believe that the emission control systems currently installed at Plant Scherer and our natural gas-fired generating units are generally sufficient to meet the air quality requirements described above. However, additional emissions reduction requirements could be imposed on major sources within Georgia, including at our power plants, to remedy any local and interstate transport air quality problems. Subsequent developments, including litigation and new implementation approaches adopted by EPA and Georgia could require significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plant Scherer.
Carbon Dioxide Emissions and Climate Change
Emissions of carbon dioxide from our fossil-fueled power plants totaled 9.1 million metric tons in 2022. Compared to 2005, our overall carbon dioxide emissions rate has declined by 39% through a combination of market factors and our commitment to running highly efficient units with lower carbon dioxide emissions rates. From coal alone, our carbon dioxide emissions in 2022 declined by 72% compared to 2005.
On July 8, 2019, EPA issued the final Affordable Clean Energy (ACE) rule to repeal the Clean Power Plan and adopt a replacement rule for regulating carbon dioxide emissions from existing affected coal-fired electric generating units. On June 30, 2022, after the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to EPA, the U.S Supreme Court in West Virginia v. EPA reversed the D.C. Circuit ruling and, in so doing, limited EPA's authority to regulate greenhouse gas emissions as broadly as the Clean Power Plan. EPA has stated that it will undertake a rulemaking to replace the ACE rule, which is expected to place more stringent limitations on carbon dioxide emissions at existing power plants. The ultimate impact of any such rulemaking cannot be determined at this time due to uncertainty regarding multiple key factors, such as the stringency of the carbon dioxide control requirements, the flexibility provided in the final rule for achieving compliance, market factors related to natural gas, as well as the timing and affordability of renewable energy and new technologies.

Additional regulation of carbon dioxide could occur at the federal or state level and such costs could be significant. One example is potential federal legislation that would require stringent reductions in carbon dioxide emissions from all fossil-fueled electric generation facilities nationwide. Another example is related to the Paris Climate Agreement, to which President Biden recommitted the United States effective February 19, 2021. The United States subsequently announced a nationally determined contribution (NDC) under the agreement for reducing domestic carbon dioxide emissions by 50-52% below 2005 economy-wide levels by 2030. In order to meet this target, analyses have indicated that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030. These NDCs could lead to a wide range of legislative and regulatory actions to help achieve the Paris Climate Agreement's goals. In addition, President Biden has directed federal agencies to address climate change, environmental justice, and other environmental issues. As a result, as discussed above, EPA could take regulatory actions to require more stringent control requirements to reduce carbon dioxide and other emissions under its existing legal authority. At this time, we cannot predict the outcome of any legislative or regulatory changes or the result of potential litigation challenging any of these actions.

Coal Combustion Residuals and Effluent Limitations Guidelines
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR disposal facilities. In 2022 and early 2023, the EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations could affect the Georgia Environmental Protection Division's (EPD) review of the proposed closure plans for the coal ash ponds at Plants Wansley and Scherer. EPA's proposed determinations subsequently were challenged in the U.S. Court of Appeals for the D.C. Circuit in April 2022, and a decision is expected by the end of 2023. We are currently reviewing those proposed determinations to better understand how they may impact our closure plans. However, the ultimate impact of EPA's actions is unknown at this time and subject to the outcome of the litigation and any future EPA and Georgia regulatory actions.

In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that applies to certain wastewater discharges from fossil fuel-fired steam electric power plants, including Plants Scherer and Wansley. Since adopting the CCR and ELG rules, EPA has adopted revisions to the compliance deadlines and substantive requirements of the two rules. However, on March 8, 2023, EPA issued the pre-publication version of a proposed supplemental ELG rule for steam electric generating units that, if finalized, generally would increase the stringency of the current standards. We currently are reviewing the proposed rule and cannot determine at this time how a final rule would impact Plant Scherer.

ELG Rule Changes. In 2017, EPA extended the ELG compliance deadlines set forth in the 2015 ELG rule to meet discharge limitations for scrubber wastewater and bottom ash transport water from affected coal-fired units, including Plants Scherer and Wansley to November 1, 2020. On November 22, 2019, EPA issued a proposed rule to moderate the discharge limitations on these two wastestreams and subsequently published a final ELG reconsideration rule on October 13, 2020. The ELG rule extends the applicability date for scrubber waste water and bottom ash transport water to December 31, 2025, and allows for various subcategories based on planned future operations, including the rule's voluntary incentives program , low utilization, and early retirement of affected units. Units participating in any of the subcategories were required to submit a notice of planned participation.

The notice for Plant Scherer indicated that units 1 and 2 would comply with the ELG rule under the voluntary incentives program. For Plant Wansley the notice indicated that affected units would comply under the early retirement subcategory. The ELG rule allows for transferring between subcategories consistent with certain regulatory requirements, and the notices reserved the right to transfer subcategories if circumstances change.

The ELG rule revisions are expected to increase capital and operating costs of affected units. The impact of the 2020 ELG reconsideration rule also depends on the outcome of challenges to the rule that are currently in the U.S. Court of Appeals for the Fourth Circuit. However, the litigation is being held in abeyance as EPA undertakes the supplemental rulemaking mentioned above. Any revisions that EPA proposed in the supplemental ELG rule and subsequently may finalize could affect our compliance approach. In light of these factors, the impact and ultimate outcome of the ELG rule cannot be determined at this time.

CCR Rule Changes. In 2016, in response to EPA's CCR rulemaking, EPD adopted new requirements to regulate CCR wastes. These new rules incorporated EPA's requirements as well as state-only requirements for managing CCR wastes in Georgia. These state requirements were implemented and are enforced through a permit system that was approved by EPA in December 2019. Once CCR permits are issued by Georgia EPD, federal citizen suits under RCRA to enforce federal CCR requirements incorporated in the state permit are generally no longer allowed and permit challenges will be handled through EPD's existing administrative process. Georgia's existing CCR regulations are not anticipated to have a material impact on our compliance obligations under the federal CCR rule. However, we cannot predict the impact of any changes to Georgia's CCR regulations including potential legislation or litigation.
In 2019, Georgia Power ceased sending CCR to the ash ponds at Plants Scherer and Wansley. Similarly, Georgia Power has installed a new wastewater treatment system that will receive and manage the non-CCR wastestreams at Scherer. As a result, these new closure deadlines have not impacted our operations. Although no litigation related to CCR regulations is now pending, we cannot predict whether there will be any future lawsuits on the requirements for closing these impoundments or remedying any impacts the impoundments may be having on groundwater.
In 2018, Georgia Power applied for CCR permits to close the ash ponds at Plants Scherer and Wansley in place using advanced engineering methods. However, in March 2022, Georgia Power notified the Georgia Public Service Commission of a revised closure proposal for Plant Wansley. Georgia Power’s modified closure plan at Plant Wansley recommends closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill due to the retirement of Plant Wansley in August 2022, beneficial use of the coal ash, and managing construction and operational risks of its current closure in place design. Georgia Power’s proposed closure plans and any future revisions are subject to the approval of the Georgia Public Service Commission and EPD. Costs associated with the closure of ash ponds are reflected in the asset retirement obligations discussed below and we routinely update our asset retirement obligations to reflect any future changes in compliance requirements or cost projections. Georgia Power estimates closing activities to be completed in 2032 for both Plants Wansley and Scherer.

On January 11, 2022, EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations include the agency’s rationale and current position on closure standards, groundwater monitoring, and corrective action. EPA's actions subsequently were challenged at the U.S. Court of Appeals for the D.C. Circuit, and a decision is expected by the end of 2023. EPA’s current position and the outcome of the pending litigation could affect EPD’s review of the proposed closure plans for Plants Wansley and Scherer under Georgia's CCR permit program, as well as require changes in the CCR regulations. The outcome of these matters and impact on compliance costs and operations cannot be determined at this time.

Associated CCR and ELG Compliance Costs. We continue to evaluate the requirements associated with existing and future CCR and ELG rules. Based on this ongoing evaluation, we expect to periodically update compliance methods, schedules, and costs. Our current estimates for capital expenditures to comply with the applicable CCR requirements and effluent discharge limitations are estimated to be approximately $300 million for conversion to dry ash handling, landfill construction, and wastewater treatment. This estimate includes $250 million that has already been spent. Additionally, our current estimated expenditures for the settlement of related asset retirement obligations are approximately $550 million to $700 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds and the dry coal ash and gypsum storage areas. Approximately $30 million of this amount has already been incurred. See Note 1 of Notes to Consolidated Financial Statements. More definitive cost estimates will continue to be developed as the processes of rule evaluation, compliance approach and design and construction implementation proceed. The ultimate impacts associated with the federal and state CCR rules and the federal effluent discharge limitations, any revised regulation or legislation at the state or federal level and related litigation challenging such rules, or future legislation cannot be determined at this time. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans for the CCR surface impoundments at Plants Scherer and Wansley are not approved, our estimated compliance costs could increase materially.

Water Use and Wastewater Issues
In 2015, the U.S. Court of Appeals for the Sixth Circuit stayed a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revised the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would have significantly expanded the scope of federal jurisdiction under the Clean Water Act. Although the rule was not expected to have a substantial direct impact on our existing operations, it would likely have increased permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. In July 2017, EPA and Army Corps of Engineers proposed a two-step process to address the stayed rule and followed that proposal with a supplemental proposed rule in June 2018. The first step replaces the 2015 regulations that defined waters of the U.S. with those that were in effect prior to the 2015 rule. In the second step, EPA proposed a rule in December 2018 replacing the 2015 definition with a revised definition that clarifies and narrows the scope of federal authority under the Clean Water Act. A final rule incorporating the proposed rules was issued on January 23, 2020. The EPA and Army Corps of Engineers have subsequently taken steps to again revise the definition of waters of the U.S. and proposed an interim definition in November 2021 while drafting a revised rule, which was finalized on January 18, 2023. In addition, there is litigation at the U.S. Supreme Court that could affect the newly revised definition, as well as future definitions and rulemakings. While there is minimal direct impact to our operations as a result of the current rule, we cannot determine the ultimate impact of any change to that rule or any litigation challenging various iterations of the rule or any replacement rule at this time.
Other Environmental Matters
We are subject to other environmental statutes including, but not limited to, the Georgia Water Quality Control Act, the Georgia Hazardous Site Response Act, the Toxic Substances Control Act, the Endangered Species Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right to Know Act, and the regulations implementing these environmental statutes. We do not believe that our compliance obligations with these statutory and regulatory requirements will have a material impact on our financial condition or operation of our facilities. Changes to any of these laws, however, could affect many areas of our operations. Although compliance with new environmental legislation could have a significant impact on those operations, such impacts cannot be fully determined at this time and would depend in part on the final legislation and the development of implementing regulations.
As an owner, co-owner and/or operator of generating facilities, we are also subject, from time to time, to claims relating to operations and/or emissions, including actions by citizens to enforce environmental regulations and claims for personal injury due to such operations and/or emissions. Likewise, actions by private citizen groups to enforce environmental laws and regulations are becoming increasingly prevalent. We cannot predict the outcome of current or future actions, our responsibility for a share of any damages awarded, or any impact on facility operations. We do not believe, however, that current actions will have a material adverse effect on our financial position, results of operations, or cash flows.
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
We are participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. We rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process. As of December 31, 2022, our total investment in the additional Vogtle units was approximately $8.0 billion.

Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction, and a separate Oglethorpe-level contingency, is $8.1 billion and is based on commercial operation dates of June 2023 and March 2024 for Units No. 3 and No. 4, respectively. In June 2022, we exercised the tender option available pursuant to the Global Amendments which caps our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Based on the current project budget and schedule and our interpretation of the Global Amendments, we would transfer and release from the lien of the first mortgage indenture approximately 55 megawatts (out of 660 megawatts) to Georgia Power. Our resulting ownership share would decline from 30% to approximately 27.5%. However, if the total project costs exceed the current budget, our ownership share and megawatts could be further reduced.

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
•performance by Westinghouse under the Services Agreement;
•design and other licensing-based compliance matters, including inspections and timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation and the related investigations, reviews and approvals by the Nuclear Regulatory Commission to authorize fuel load for Unit No. 4;
•engineering or design problems or any remediation related thereto;
•challenges with start-up activities (including major equipment failure or system integration) and/or operational performance;
•contract disputes;
•increases in our cost of debt financing as a result of changes in market interest rates or as a result of construction schedule delays;
•the effects of future COVID-19 variants and related precautionary measures;
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

As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installation, system turnovers and workforce statistics.

Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of December 31, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred in 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Future COVID-19 variants could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

On July 29, 2022, Southern Nuclear announced that all Unit No. 3 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission. On August 3, 2022, the Nuclear Regulatory Commission published its 103(g) finding that the acceptance criteria in the combined license for Unit No. 3 had been met, which allowed for nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit No. 3 was completed on October 17, 2022. In early 2023, during the start-up and pre-operational testing for Unit No. 3, Southern Nuclear identified and remediated certain equipment and component issues. On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, a key milestone in the start-up process. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during May or June 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in June 2023. The projected schedule for Unit No. 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component and/or other operational challenges.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on potential impacts arising from Unit No. 4 testing activities overlapping with Unit No. 3 start-up and commissioning; maintaining overall construction productivity and production levels improving, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the duration of hot functional testing, which commenced on March 20, 2023, and other testing, the pace and quality of remaining commodities installation; completion of documentation to support inspections, tests, analyses and acceptance criteria submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory and technical support resources.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit No. 3 completes start-up and commissioning and Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases. Further delays into the summer months of 2023 or 2024 could also require that our members acquire replacement power, potentially at a higher cost, for the power anticipated to be available from Units No. 3 and No. 4, respectively.

There have been technical and procedural challenges to the construction and licensing of Vogtle Units No. 3 and No. 4 at the federal and state level and additional challenges may arise. Processes are in place that are designed to ensure compliance with the requirements specified in the Westinghouse Design Control Document and the combined construction and operating licenses, including inspections by Southern Nuclear and the Nuclear Regulatory Commission that occur throughout construction. With the receipt of the Nuclear Regulatory Commission’s 103(g) finding, Unit No. 3 is now under the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained within its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

Pursuant to the Global Amendments, Georgia Power agreed to mitigate certain financial exposure for the other Co-owners. In the event that construction costs exceed the EAC in VCM 19 by more than $800 million up to $2.1 billion, Georgia Power will be responsible for an increasing percentage of construction costs, subject to exceptions, such as costs related to a force majeure event, up to a maximum of an additional $180 million, and each Co-owner would maintain its existing ownership interest. If the EAC is revised and exceeds the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, has a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in VCM 19 report plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. This option to tender a portion of our interest to Georgia Power upon such a budget increase allows us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest.

The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. At December 31, 2021, budget increases since VCM 19 reached $3.4 billion for all Co-owners. As a result of those increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions, and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 27.5%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $530 million in construction costs associated with the project. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in VCM 19 by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.65 billion, and we would incur approximately $530 million of additional construction costs (excluding related financing costs) and retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

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

The ultimate outcome of these matters cannot be determined at this time; however, these risks could continue to impact the in-service dates and our cost for the additional units at Plant Vogtle which would increase the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

We own and are participating in the construction of nuclear facilities which give rise to environmental, regulatory, financial and other risks.
We own a 30% undivided interest in Plant Hatch and Plant Vogtle, each of which is a two-unit nuclear generating facility, and which collectively account for approximately 15% of our total gross generating capacity and 36% of our energy generated during 2022. Our ownership interests in these facilities expose us to various risks, including:

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
We maintain an internal fund and an external trust fund to pay for the estimated cost of decommissioning our existing nuclear facilities. We continue to collect and deposit additional funds into the internal fund. The internal and external funds are invested in a diversified mix of equity and debt securities, the performance of which is subject to market performance risks. If the values of the investments in the funds significantly decrease or the anticipated decommissioning costs significantly increase, it is possible that the decommissioning costs could exceed the funds available and we would have to collect additional revenue from our members to pay the unfunded costs.

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
•labor disputes; or
•severe weather or catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, such as COVID-19, or similar occurrences.
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
We obtain our fuel supplies, including natural gas, coal and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, environmental regulations, inadequate infrastructure, labor relations, workforce shortages or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. A number of commodities, including natural gas and coal, have recently been affected by broader supply chain challenges and commodity availability constraints. Natural gas supplies may be unavailable due to increased demand during periods of exceptionally cold weather and are also subject to disruption due to natural disasters and similar events or infrastructure failure. In the second half of 2021 and throughout 2022, we managed rail-related delays in connection with our coal supply. Additionally, there are only a few facilities that fabricate fuel for our nuclear units and if there was an interruption in production at one of those facilities, it could impact our ability to obtain fuel for our nuclear generating facilities on a timely basis. Any failure to maintain access to or an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and, as a result, affect our members’ ability to perform their contractual obligations to us.

We and the other co-owners may retire our remaining coal-fired generation units in advance of our currently assumed retirement dates which could result in rate recovery challenges.
We own or lease a 60% interest in Plant Scherer Units No. 1 and No. 2 which constitutes 14% of our total summer planning reserve capacity. The percentage of gross energy generated by coal-fired resources we sell to our members has decreased from 45% in 2008 to 10% in 2022. This decrease was largely driven by other generation resources being more economical, our acquisition of additional natural gas-fired resources and the retirement of Plant Wansley in August 2022. Additional lower cost generation could further displace our remaining coal-fired generation which may make continued operation uneconomical.

In addition to these pressures, potential new environmental standards could require additional capital expenditures or operating costs that make continued operation of the remaining units uneconomical. Some banking and insurance companies have also voluntarily implemented policies to limit lending to, investing in and insuring utilities that significantly rely on coal-fired generation assets. We are not aware that any of those policies have directly impacted us to date. Similar pressures on coal producers have also increased and could impact our price and supply of coal.
Early retirement of our coal units could require us to recover the undepreciated costs for the unit over a shorter period. Plant Wansley was retired in August 2022. In connection with retiring Plant Wansley, we deferred a portion of the accelerated depreciation expense and are recovering the deferred costs over an extended period. The ownership agreements for Plant Scherer, of which we own or lease 60% in each of Units No. 1 and No. 2, require the consent of participants owning at least 75% of the undivided ownership interest in that unit with respect to any decision to retire the unit. In February 2022, Georgia Power, who owns an 8.4% ownership interest in each of Scherer Units No. 1 and No. 2, filed an integrated resource plan with the Georgia Public Service Commission that noted Georgia Power is evaluating the potential retirement Scherer Units No. 1 and No. 2 in 2028. We have not made a decision regarding the retirement of Plant Scherer Units No. 1 or No. 2 prior to the end of our estimated useful life for the units. We will continue to evaluate the reliability, economics and related environmental requirements of Scherer Units No. 1 and No. 2 in order to provide our members with a balanced, reliable and cost-effective generation portfolio.

The ultimate impact of an early retirement on us and our members would depend on several factors, including the proposed retirement date, our ability to recover costs after the retirement date, the price and availability of any replacement energy and cannot be determined at this time. In order to mitigate the rate impact of any early retirement on our members, we would likely apply for regulatory accounting treatment to spread the early retirement costs over an extended period. These increased costs could affect our members' ability to perform their contractual obligations to us.
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
We rely on access to external funding sources as a significant source of liquidity for capital expenditures and acquisitions not satisfied by cash flow generated from operations. Unlike most investor-owned utilities, electric cooperatives cannot issue equity securities and therefore rely almost entirely on debt financing.
In connection with our share of the cost to construct the additional units at Plant Vogtle, we have obtained an aggregate of $4.6 billion in loans from the Federal Financing Bank and a related loan guarantee from the Department of Energy. As of December 31, 2022, we had fully drawn those loans to fund $4.6 billion of eligible project costs with these loans. Based on our current $8.1 billion budget for Vogtle Units No. 3 and No. 4, we anticipate that we will need to raise up to $1.0 billion of additional long-term funding in the capital markets through 2024, including approximately $486 million that will be needed to refinance Department of Energy-guaranteed loans that mature before the in-service date of Vogtle Unit No. 4.

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
Our access to both short-term and long-term capital market funding remains an important factor in our financing plans, particularly in light of the significant amount of projected capital investment and recent acquisitions. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and have successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us and potential investors take a similar view, our borrowing costs would likely increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our available liquidity.
Our borrowing costs are also affected by prevailing interest rates, which increased over the course of 2022. If interest rates have increased at the time we issue fixed rate debt or reset the interest rates on our variable rate debt, our interest costs will increase and our financial condition and future results of operations could be adversely affected.
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
If our ability to access capital becomes significantly constrained or more expensive for any of the reasons stated above or for any other reason, our ability to finance ongoing capital expenditures or future acquisitions could be limited and our financial condition and future results of operations could be adversely affected.
Our capital expenditures, particularly in relation to the additional units under construction at Plant Vogtle, are projected to be significant and will continue to increase our debt, which is constraining certain of our financial metrics and may also adversely affect our credit ratings which would likely increase our borrowing costs and could decrease our access to capital.
We are in the midst of a multi-year capital spending plan to fund our participation in the construction of Vogtle Units No. 3 and No. 4 and our investment as of December 31, 2022 was $8.0 billion. We have also acquired two natural gas facilities since 2021. As we have financed generation assets in the past, we are relying on external funding to finance the Vogtle units and the recent acquisitions. As of December 31, 2022, we had $11.9 billion of long-term debt outstanding, an increase of $7.7 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $12.4 billion. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

In order to increase financial coverage during this period of generation expansion, our board of directors has approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2023 our board of directors again approved a margins for interest ratio of 1.14.
Changes in fuel prices could have an adverse effect on our cost of electric service.
We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. Our primary fuel price exposure is to natural gas and, for 2022, natural gas expenses constituted 83% of our total fuel costs. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members’ risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Historically, natural gas prices have been more volatile than other fuel sources. In 2021 and 2022, market prices for natural gas were significantly higher than the relatively low market prices prevalent in recent years. Further, geopolitical events or conflicts and the availability of shale gas and potential regulations affecting its accessibility and transport may have a material impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

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
Regulatory, Legislative and Legal Risk Factors
Our costs of compliance with environmental laws and regulations are significant and have increased in recent years. Potential new or stricter environmental laws and regulations, including those designed to address air and water quality, coal combustion residuals and other matters, may result in significant increases in compliance costs or operational restrictions.
As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities. Through 2022, we have spent approximately $1.1 billion on capital expenditures at our facilities to achieve and maintain compliance with Georgia’s “multi-pollutant rule” and EPA’s MATS, two air quality control regulations that have had a significant impact on our business to date. In addition, as of December 31, 2022, we have spent approximately $250 million on capital expenditures related to coal ash handling and ELG compliance, and expect to spend approximately $50 million more in the near future.

The EPA is expected to release several proposed rules or revised standards over the course of 2023, including for greenhouse gas emissions. More stringent or new standards could require us to modify the design or operation of existing facilities and result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) provided to our members.

In April 2015, the EPA published a final rule to regulate coal combustion residuals from electric utilities as solid wastes. To comply with this rule, the ash ponds at Plants Wansley and Scherer ceased receiving new coal ash in early 2019. We and Georgia Power initially anticipated utilizing advanced engineering methods to close the existing ash ponds in place and proposed such plans to the Georgia EPD in 2018. However, in March 2022, Georgia Power notified the Georgia Public Service Commission of a revised closure proposal for Plant Wansley that would remove the ash from the coal ash pond for several site-specific reasons. Georgia Power’s proposed closure plans have been approved by the Georgia Public Service Commission but remain subject to EPD approval, and we cannot predict when they will be approved or whether either closure plan will require modifications. Costs associated with the closure of the ash ponds are reflected in the asset retirement obligations discussed below. In 2022 and early 2023, the EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations could affect EPD’s review of the proposed closure plans for Plants Scherer and Wansley. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans are not approved, our estimated compliance costs could increase materially. In September 2015, the EPA also finalized a rule to revise the ELG that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. This rule was later revised in October 2020 for scrubber wastewater and bottom ash transport. However, EPA intends to again revise the ELG rule through a supplemental rule, which is expected to be released in spring 2023. We have already begun investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines, and estimate our total capital cost for compliance to be approximately $300 million of which $250 million has been spent. Expenditures for the settlement of related asset retirement obligations are approximately $550 million to $700 million (in year of expenditure dollars), approximately $30 million of which has already been spent. We continue to review the ultimate cost of these rules on our co-owned coal facilities.

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
Potential legislative and regulatory actions intended to address climate change and to reduce greenhouse gas emissions, including carbon dioxide, may result in significant compliance costs or expenses.

Concerns regarding climate change continue to increase and the responses to those concerns by policymakers, regulators, investors, consumers and other stakeholders may affect us and our members in various ways. The costs associated with legislative or regulatory actions intended to reduce greenhouse gas emissions could be significant.

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

The EPA has stated its intention to propose a replacement rule for the Affordable Clean Energy (ACE) rule in 2023. The ACE rule, issued in 2019 to replace the Clean Power Plan, addresses carbon dioxide emissions from coal plants and requires states to develop unit-specific standards of performance. On June 30, 2022, after the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to EPA, the U.S. Supreme Court in West Virginia v. EPA reversed the D.C. Circuit ruling and, in so doing, limited EPA's authority to regulate greenhouse gas emissions as broadly as the Clean Power Plan. The EPA has stated that it will undertake a rulemaking to replace the ACE rule. Although the form of the replacement rule is not known at this time, it is likely to place more stringent limitations on carbon dioxide emissions at existing power plants.

Based on these developments, and national trends more generally, we expect legislative and regulatory efforts to reduce the potential impacts of climate change and limit greenhouse gas emissions, including carbon dioxide, to continue. For example, the Inflation Reduction Act of 2022 includes significant financial incentives to accelerate the U.S. transition to a lower greenhouse gas emitting economy. Congress has also recently considered proposals that would mandate significant emissions reductions or increases in clean energy generation from the power sector. Passing new climate legislation, whether in the form of a carbon tax, a clean electricity standard or another proposal, remains challenging in the near-term. The timing, cost and effect of any future laws or regulations attempting to address climate change and reduce greenhouse gas emissions are uncertain. If adopted, however, such laws or regulations could impose operational restrictions on affected generating facilities and impose substantial costs on our business, particularly at Plant Scherer.

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

Our business model is to provide our members with wholesale electric power at the lowest possible cost. A key element of this model is that generating power at central station power plants achieves economies of scale and produces power at a competitive cost. Renewable energy, distributed generation or energy storage technologies currently exist or are in development, such as large-scale batteries, fuel cells, micro turbines, windmills and solar cells, some of which are capable of producing or storing electric power at costs that are comparable with, or lower than, our cost of generating power. Incentives for renewable energy generation to facilitate the transition to lower-carbon energy sources included in the Inflation Reduction Act could accelerate the adoption and deployment of such technologies. If these technologies were to develop sufficient economies of scale and be broadly adopted in our members’ service territories, it could adversely affect our ability to recover the fixed costs related to and the value of our generating facilities and significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

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
Even in an active trading market, future prices of our debt securities will depend on several factors, including prevailing interest rates, the then-current ratings assigned to the debt securities, the number of holders of the debt securities, the amount of our debt securities outstanding, the market for similar securities and our financial and operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Generating Facilities
The following table sets forth certain information with respect to our generating facilities that operated for all or a portion of 2022.

Facilities	Type of Fuel	Percentage Interest	Our Share of Nameplate Capacity (megawatts)	Commercial Operation Date	License Expiration Date
Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	269.9	1975	2034
Unit No. 2	Nuclear	30	268.8	1979	2038

Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0	1987	2047
Unit No. 2	Nuclear	30	348.0	1989	2049

Plant Wansley (near Carrollton, Ga.)
Unit No. 1	Coal	30	259.5	1976	N/A	(1,2)
Unit No. 2	Coal	30	259.5	1978	N/A	(1,2)
Combustion Turbine	Oil	30	14.8	1980	N/A	(1,2)

Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8	1982	N/A	(1)
Unit No. 2	Coal	60	490.8	1984	N/A	(1)

Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5	1995	2026

Doyle (near Monroe, Ga.)	Gas	100	325.0	2000	N/A	(1)

Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0	2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206.0	2003	N/A	(1)

Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0	2003	N/A	(1)

Effingham (near Savannah, Ga)	Gas	100	597.0	2003	N/A	(1)

Washington County (near Sandersville, Ga)
Unit No. 2	Gas	100	198.9	2003	N/A	(1)
Unit No. 3	Gas	100	198.9	2003	N/A	(1)

Hawk Road (near Franklin, Ga.)	Gas	100	500.0	2001	N/A	(1)

Hartwell (near Hartwell, Ga.)	Gas-Oil	100	300.0	1994	N/A	(1)

Smith (near Dalton, Ga.)
Unit No. 1	Gas	100	630.0	2002	N/A	(1)
Unit No. 2	Gas	100	620.0	2002	N/A	(1)
(1)Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by the Federal Energy Regulatory Commission.
(2)Plant Wansley was retired on August 31, 2022.

Plant Performance
The following table sets forth certain operating performance information of each of our generating facilities:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2022	2021	2020	2022	2021	2020
Plant Hatch
Unit No. 1	262.2	90%	93%	83%	91%	94%	83%
Unit No. 2	264.3	97	90	97	98	90	97

Plant Vogtle
Unit No. 1	344.5	99	92	93	101	94	95
Unit No. 2	344.7	91	100	90	93	103	92
Unit No. 3	328.0
0
Plant Wansley(4)
Unit No. 1	N/A	79	96	98	17	26	0
Unit No. 2	N/A	94	100	83	14	2	1
Combustion Turbine(5)		53	62	62	0	0	0

Plant Scherer
Unit No. 1	515.0	78	95	98	38	26	16
Unit No. 2	515.0	93	85	95	15	18	8

Rocky Mountain(6)
Unit No. 1	272.3	91	77	90	16	14	18
Unit No. 2	272.3	96	75	97	20	18	20
Unit No. 3	272.3	76	76	87	10	11	8

Doyle(6)	283.0	84	81	62	4	2	3

Talbot(6)	682.3	75	77	74	10	5	7

Chattahoochee	466.0	67	94	93	59	73	78

Effingham(8)	500.0	77	89		55	72

Washington County(6,7)	312.8	100			0
Hawk Road(6)	486.9	63	65	63	16	10	13
							6
Hartwell(6)	305.5	73	79	81	9	6	6

Smith
Unit No. 1	658.6	92	94	82	68	69	59
Unit No. 2	658.6	94	92	86	71	69	66
TOTAL	7,744.3
(1)Summer Planning Reserve Capacity is the amount used for 2023 capacity reserve planning. Washington County's reserve capacity of 312.8 megawatts is unavailable in 2023 due to a power purchase and sale agreement with Georgia Power which expires May 31, 2024.
(2)Equivalent Availability is a measure of the percentage of time that a unit was available to generate if called upon, adjusted for periods when the unit is derated from its rated capacity.
(3)Capacity Factor is a measure of the actual output of a unit as a percentage of its potential output.
(4)Plant Wansley was retired on August 31, 2022.
(5)The Wansley combustion turbine was used primarily for emergency service and was rarely operated except for testing.
(6)Rocky Mountain, Doyle, Talbot, Hawk Road, Hartwell and Washington County, primarily operate as peaking plants, which results in low capacity factors.
(7)Washington County was acquired in December 2022. This table only reflects operating performance following our acquisition. There was no generation during the month of December 2022.
(8)Effingham was acquired in July 2021. This table only reflects operating performance following our acquisition.

The nuclear refueling cycle for Plants Hatch and Vogtle exceeds twelve months. Therefore, in some calendar years the units at these plants are not taken out of service for refueling, resulting in higher levels of equivalent availability and capacity factor. Rail-related delays with coal deliveries and lower natural gas prices relative to the cost of coal have resulted in lower capacity factors at Plants Wansley and Scherer in recent years.

Fuel Supply
For information regarding the electricity generated with each fuel type and its cost, see "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations – Operating Expenses."
Coal.    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2023, our coal stockpile at Plant Scherer contained a 57-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.
We dispatch our interest in Plant Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 718 railcars to transport coal. In the second half of 2021 and throughout 2022, we managed rail-related delays in connection with our coal supply.
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
Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate Doyle, Talbot, Chattahoochee, Effingham, Washington County, Hawk Road, Hartwell, and Smith. We purchase natural gas in the spot market and under agreements at indexed prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We have entered into long-term firm contracts for transportation of a significant percentage of our anticipated natural gas supply. We also purchase transportation under short-term firm and non-firm contracts. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."
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

	Nuclear				Coal-Fired				Pumped Storage
	Plant Hatch		Plant Vogtle(2)		Plant Wansley(3)		Plant Scherer Units No. 1 & No. 2		Rocky Mountain		Total
	%	MW(1)	%	MW(1)	%	MW(1)	%	MW(1)	%	MW(1)	MW(1)
Oglethorpe	30.0	539	30.0	1,356	30.0	519	60.0	982	74.6	633	4,029
Georgia Power	50.1	900	45.7	2,066	53.5	926	8.4	137	25.4	215	4,244
MEAG	17.7	318	22.7	1,026	15.1	261	30.2	494	—	—	2,099
Dalton	2.2	39	1.6	72	1.4	24	1.4	23	—	—	158
Total	100.0	1,796	100.0	4,520	100.0	1,730	100.0	1,636	100.0	848	10,530
(1)Based on nameplate ratings.
(2)Plant Vogtle Units No. 3 and No. 4 are currently under construction.
(3)Plant Wansley was retired on August 31, 2022.
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
In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley by August 31, 2022. In accordance with the approved plan, Georgia Power retired Plant Wansley on August 31, 2022. Following the retirement of Plant Wansley, our focus at that plant has shifted to the closure of the coal ash ponds. See "BUSINESS – REGULATION – Coal Combustion Residuals and Effluent Limitations Guidelines". As set forth in the Wansley Ownership Agreement, we are responsible for a proportionate share of the plant retirement and decommissioning costs. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding Plant Wansley's retirement.
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
The Operating Agreements provide that we are entitled to a percentage of the net capacity and net energy output of each plant or unit equal to our percentage undivided interest owned or leased in such plant or unit. Georgia Power, as agent, schedules and dispatches Plants Hatch and Vogtle. The Plant Scherer ownership and operating agreement allows each co-owner (i) to dispatch separately its respective ownership interest in conjunction with contracting separately for long-term coal purchases procured by Georgia Power and (ii) to procure separately long-term coal purchases. We separately dispatch our ownership share of Scherer Units No. 1 and No. 2.
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
The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Scherer Units No. 1 and No. 2, was recently extended for both units to January 31, 2026, and automatically renews for additional two year terms subject to notice of termination provisions. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.
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

ITEM 3.    LEGAL PROCEEDINGS
On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost-sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.65 billion, and we would incur approximately $530 million of additional construction costs (excluding related financing costs) and we would retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

The ultimate outcome of pending litigation against us cannot be predicted at this time; however, we do not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations. For information about loss contingencies, including litigation related to Plant Scherer, of which we are a co-owner, that could have an effect on us, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected historical financial and statistical data. The financial data presented as of the end of and for each year in the three-year period ended December 31, 2022, has been derived from our consolidated audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2022	2021	2020
STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to members	$1,974,683	$1,557,109	$1,377,010
Sales to non-members	155,454	47,754	608
Operating expenses	$1,936,086	$1,410,482	$1,159,909
Other income, net	$72,244	$71,254	$50,695
Net interest charges	$204,591	$207,854	$212,509
Net margin	$61,704	$57,781	$55,895

BALANCE SHEET DATA
Assets:
Total electric plant	$12,490,108	$11,757,327	$10,870,857
Total assets	$16,489,370	$15,707,026	$14,240,156
Capitalization:
Patronage capital and membership fees	$1,192,127	$1,130,423	$1,072,642
Long-term debt and obligations under finance leases	12,001,694	10,983,930	10,695,475
Obligation under Rocky Mountain transactions	27,945	26,151	24,473
Other	2,256	1,550	2,388
Total long-term debt and equities	$13,224,022	$12,142,054	$11,794,978
Less: Long-term debt and finance leases due within one year	322,102	281,238	208,649
Less: Unamortized debt issuance costs and bond discounts	114,142	111,909	119,565
Total capitalization	$12,787,778	$11,748,907	$11,466,764

OTHER DATA
Megawatt hours sold to members	25,634,984	24,727,585	22,187,311
Member revenues per kWh sold	7.70 ¢	6.30 ¢	6.21 ¢
Equity Ratio(1)	9.0%	9.3%	9.1%
Margins for Interest Ratio(2)	1.14	1.14	1.14
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

(2) Our margins for interest ratio is calculated on an annual basis by dividing our margins for interest by interest charges, both as defined in our first mortgage indenture. The first mortgage indenture obligates us to establish and collect rates that, subject to any necessary regulatory approvals, are reasonably expected to yield a margins for interest ratio equal to at least 1.10 for each fiscal year. In addition, the first mortgage indenture requires us to demonstrate that we have met this requirement for certain historical periods as a condition to issuing additional obligations under the first mortgage indenture. For 2023, our board of directors approved a budget to achieve a 1.14 margins for interest ratio, above the minimum 1.10 ratio required by the first mortgage indenture. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

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
2022 Financial Results
We had another successful year in 2022 and continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $61.7 million in 2022, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture. For 2023, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level. We anticipate that we will continue to target a 1.14 margins for interest ratio through the remainder of the Vogtle Units No. 3 and No. 4 construction period.

As a result of expanding our portfolio of generation resources through the construction of Vogtle Units No. 3 and No. 4 and the acquisition of multiple natural gas-fired generation resources and the upgrading of our generation facilities, our total assets and total debt have significantly increased over the past several years. At December 31, 2022, our total assets were $16.5 billion and total long-term debt was $11.9 billion. During the remainder of the Vogtle construction period, we expect that our assets and long-term debt will continue to increase. Despite a rising interest rate environment for much of 2022, strategic financing and refinancing of capital investments with long-term debt through the Department of Energy and Rural Utilities Service loan guarantee programs, taxable and tax-exempt capital markets offerings enabled us to borrow long-term debt at relatively low rates and our weighted average interest cost on long-term debt was 3.78% per annum at December 31, 2022. We will continue to actively manage our debt portfolio and utilize advantageous borrowing programs available to us as our ability to borrow at lower costs ultimately benefits our members and their customers as interest savings are reflected in our pass-through rate structure.

Due to increased fuel prices as well as increased member and non-member demand, our revenues exceeded $2 billion for the first time with total operating revenue of $2.1 billion for the year ended December 31, 2022. This represented a 33% and 55% increase, respectively, over total operating revenue of $1.6 billion in 2021 and $1.3 billion in 2020. Our cost-plus formulary rate structure ensures recovery of these increased fuel costs on a monthly basis; however, we remain focused on delivering cost-effective, reliable power to our members and continue to seek ways to mitigate the impact of these cost increases on our members. Our continued investment in new resources, including Vogtle Units No. 3 and No. 4, is intended to provide long-term cost-effective and reliable power that is less sensitive to market volatility.
Vogtle Units No. 3 and No. 4
The construction of Vogtle Units No. 3 and No. 4 continues to be a primary focus area. As of December 31, 2022, our total investment in the additional Vogtle units was approximately $8.0 billion.

Southern Nuclear and Georgia Power continue to manage the construction at the site and the project reached a number of important milestones during 2022 and early 2023. Following the Nuclear Regulatory Commission publishing its 103(g) finding that the Unit No. 3 acceptance criteria in the combined license had been met, nuclear fuel was loaded in October 2022 and Unit No. 3 reached initial criticality in March 2023. Unit No. 3 is proceeding through remaining start-up and pre-operational testing activities. Unit No. 4 has transitioned into component and system testing activities and successfully completed cold-hydro testing in December 2022 and commenced hot functional testing in March 2023. However, progress at the project has been slowed by challenges related to construction productivity, construction remediation work, the pace of system turnovers, the timeframe and duration of testing, incomplete documentation, including inspection reports. Over the course of 2022 and early 2023, these challenges continued to impact the project budget and schedule and our current anticipated in-service dates are now June 2023 and March 2024, respectively.

Our current budget, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion. This budget reflects our June 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements. Based on the current project budget and our interpretation of the Global Amendments, we would transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share in the additional units would decline from 30% to approximately 27.5%.

In connection with the September 2018 vote to continue construction at the Vogtle project, Georgia Power entered into a binding term sheet to mitigate certain financial exposure for the other Co-owners. In February 2019, all of the Co-owners entered into the Global Amendments to the Joint Ownership Agreements to memorialize the provisions of the term sheet. The Global Amendments include both a cost-sharing provision and a tender option. The cost-sharing provision provides that, in the event of specified budget increases, Georgia Power will assume a greater responsibility for certain construction costs which would save us up to $99 million of construction costs. The tender option allows each of the Co-owners, other than Georgia Power, to cap their capital costs by tendering a portion of their ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s remaining share of construction costs in excess of the estimate at completion in the VCM 19 report plus $2.1 billion. As the VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs), we believe that certain thresholds related to both the cost-sharing provisions and tender option have been crossed and that those financial exposure mitigants are available to us. We and Georgia Power do not agree as to the applicable dollar thresholds for either the cost-sharing provisions or tender option and have commenced litigation to resolve these disputes.

Despite these challenges, we remain committed to the Vogtle project and look forward to the commercial operation of Units No. 3 and No. 4. Upon completion, Vogtle Units No. 3 and No. 4 will have an aggregate of approximately 2,200 megawatts of carbon-free, baseload generating capacity. We expect our interest in these units to be valuable assets for us and our members over the next 60 to 80 years and to contribute to our diverse pool of generation resources. For additional information regarding Vogtle Units No. 3 and No. 4 and related financing activities, see “BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4,” “– Financial Condition – Financing Activities – Department of Energy-Guaranteed Loans” and “– Capital Requirements – Capital Expenditures” and Note 7a of Notes to Consolidated Financial Statements.

Liquidity Position
Our strong liquidity position continues to be one of the most positive attributes contributing to our solid financial standing. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.2 billion unsecured credit facility that extends through December 2024 and supports our commercial paper program. Additionally, we have three other bank credit facilities which provide another $600 million in credit commitments.

In addition to our strong liquidity, we have multiple sources of long-term financing available to meet our anticipated capital needs. These sources include the Rural Utilities Service federal loan program and the taxable and tax-exempt capital markets. We expect to continue utilizing each of these sources of capital to meet our long-term financing needs in the coming years. In December 2022, we completed our borrowing under the Department of Energy loan program and have borrowed an aggregate of over $4.6 billion to finance the construction of the new Vogtle Units.

With our current sources of committed short-term and long-term funding, we anticipate that we will have sufficient liquidity to complete Vogtle Units No. 3 and No. 4.
Environmental Regulations
Another of our key focus areas is maintaining compliance with all applicable environmental laws and regulatory standards. We own electric generation facilities powered by nuclear, natural gas, coal and hydro resources which presents substantial challenges for us and our members to comply with existing environmental regulations. Based on the President’s executive orders and on statements and proposed rules from federal administrative agencies, we expect several existing environmental regulations to become more stringent. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members’ electricity consumers.

Greenhouse gas emissions, particularly carbon dioxide, are the focus of some of the anticipated federal environmental regulations. Effective February 19, 2021, the United States rejoined the Paris Climate Agreement and, in accordance with the agreement, subsequently proposed economy-wide carbon dioxide reductions of 50-52% of 2005 levels by 2030. In order to meet this economy-wide goal, analyses indicate that the power sector would have to reduce carbon dioxide emissions by approximately 80% below 2005 levels by 2030. Additionally, the EPA is expected to release a new rule in 2023 to address carbon dioxide emissions from existing power plants that will likely be more stringent than the Affordable Clean Energy (ACE) rule. At this time, we cannot predict the outcome or potential cost of any legislative or regulatory changes on us or our members but such costs could be significant.

We believe that we are well-situated to effectively manage such challenges and that our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4 and recent additions of natural gas generation resources, positions us well to continue to meet our members’ needs. Further, our members continue to pursue renewable generation opportunities and invest where they deem appropriate in order to further diversify their power supply resources to meet the demands of their member consumers and prepare for potential future limitations on greenhouse gas emissions.

In addition to greenhouse gases, we must also comply with several other environmental regulations. For example, in order to comply with federal and state coal combustion residual rules and effluent limitation guidelines, we are investing approximately $300 million in capital costs, of which $250 million has already been spent, in addition to the current projection of $550 million to $700 million (in year of expenditure dollars) associated with our corresponding asset retirement obligations. If existing laws or regulations related to the disposal of CCR and treatment of coal ash ponds were to change or we are otherwise required to revise our existing closure plans, our related obligations could increase materially.

Changes to Our Generation Portfolio

In 2021, we acquired the Effingham combined cycle energy facility, which added approximately 500 megawatts to our generating portfolio. In December 2022, we acquired two combustion turbine units at the Washington County Power Facility with a nominal capacity of 322 megawatts. These additional facilities will help us to serve the expanding needs of our members. Offsetting a portion of these additions was the early retirement of Plant Wansley, of which we owned a 30% interest (approximately 500 megawatts), in August 2022.

Following passage of the Inflation Reduction Act in 2022, we and our members are evaluating new incentives available to us to further diversify our generation portfolio through the addition of new battery storage and renewable generation resources. We are also in the process of upgrading the two units at Washington County and four units at our Talbot Energy Facility for dual fuel capabilities that will further enhance our generation portfolio’s winter resiliency and strengthen our ability to serve the needs of our members.

Focus on ESG

In October 2022, we released our second environmental, social and corporate governance (ESG) report highlighting our and our members’ efforts in these areas as well as several recent achievements. We and our members have been working toward a cleaner energy path for many years. We are committed to making strides toward improving the environment through reducing greenhouse gas emissions, including carbon. With respect to carbon, by 2025, after Vogtle Units No. 3 and No. 4 come on-line, we are forecasting that our carbon emissions intensity per megawatt-hour will decline 56% from 2005 levels.

We supply nearly 60% of our members’ energy requirements from our diverse portfolio of nuclear, gas, coal and hydro resources. Green Power EMC, owned by our members and supported by Oglethorpe employees, specializes in the purchase of renewable energy for the members. Green Power currently purchases 584 megawatts of renewable energy resources and is expected to grow to more than 836 megawatts by 2025. Our members also contract directly with renewable suppliers, and by the end of 2023 we anticipate that the members’ total solar portfolio will exceed 1,500 megawatts.

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

We embrace diversity in the workplace. Of our executive level officers, over half are women. Of our entire workforce, 19% are minorities and 21% are military veterans. We have established a culture of high ethical and safety standards for our workforce, along with the robust risk management and strategic planning processes to guide us through the transitioning energy landscape.

We are proud of our progress in a number of ESG-related areas and continue to push ourselves to improve in these areas. Our commitment to these goals goes beyond talking points. For several years, certain of the corporate goals that determine our executives’ performance pay have been, and continue to be, directly related to environmental, worker safety and corporate governance metrics.

Outlook for 2023
As the electric utility industry across the country continues to experience change, we remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.4 million people they serve. We believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to Vogtle Units No. 3 and No. 4 and anticipated environmental regulation. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 49 years, including, among other things:
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
Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2022, our regulatory assets and regulatory liabilities totaled $1.2 billion and $792.2 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.
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
A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units and the coal ash ponds at our coal-fired units. At December 31, 2022, our nuclear decommissioning and coal ash related asset retirement obligations were $820.1 million and $461.5 million, respectively. Our asset retirement obligations represent an estimate of the present value of anticipated retirement costs. For additional detail regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements. These obligations represented 95% of our total asset retirement obligations.
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
We also consider our coal ash related decommissioning liabilities at Plants Scherer and Wansley to be critical estimates, in particular those for the coal ash ponds. Cost studies are periodically performed to provide site-specific "base year" estimates that determine the nature and timing of planned decommissioning costs. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. Critical assumptions include coal ash pond closure strategy, including water treatment requirements, and the volume of coal ash in the ponds. In addition, these estimates are dependent on other subjective factors, such as estimates of costs to perform the decommissioning and post-closure activities, timing of expenditures, and the selection of cost escalation and discount rates. Our current estimates are based upon studies that were performed in 2022. For ratemaking purposes, we are applying regulated operations accounting to the decommissioning costs and currently expect to recover ash pond closure costs over approximately 16 years. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.
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
Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2023. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.
Patronage Capital
Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2022, we had $1.2 billion in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.0% and 9.3% at December 31, 2022 and 2021, respectively.
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
The types of generation assets we own include several natural gas-fired simple cycle combustion turbine plants, three combined cycle natural gas-fired plants, a plant that burns sub-bituminous coal, two nuclear plants and a pumped storage hydroelectric plant. Plant Wansley, a plant that burned bituminous coal, was retired on August 31, 2022.

In 2022, we acquired two of the four combustion turbine natural gas-fired units at the Washington County Power Plant, adding to our already diverse mix of generation and fuel types among our power plants. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding this acquisition.
Decisions to dispatch our power plants and thus the amount of energy we generate and sell to our members are economically driven by supply and demand considerations. The primary supply considerations include (i) fuel prices and other marginal operating costs of the plant, which factor into a dispatch cost we calculate for each resource, (ii) plant availability, which is driven by factors such as outages for maintenance or refuelings and (iii) plant efficiency, as determined by the heat rate which measures the amount of fuel required to generate one kilowatt hour of electricity. We prioritize the order in which we typically dispatch our plants such that we dispatch our available plants with the lowest dispatch cost first, and those with the highest dispatch cost last, when demand is highest.
The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. This is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for a significant portion of the energy they purchase.
Our energy sales to members also fluctuate from period to period based on weather and, in 2022, weather was a significant factor. The 2022 summer experienced extremely hot weather during the last half of June that led to a new all-time peak demand for our members at that time. The month of December experienced extremely cold weather during the Christmas holiday weekend which surpassed the earlier all-time peak. This weather resulted in increased member energy requirements compared to 2021 and 2020. As a result, the amount of energy (in megawatts) we generated and sold to members was higher than in 2021 and 2020.
Since we pass through all of our costs to members, including fuel cost, which is our most significant operating cost, the cost of our energy sales to our members as well as our member sales (in dollars) is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. In both 2022 and 2021, natural gas prices increased significantly compared with each of the previous years due to market pressures on supply and demand compared to relatively low prices in recent years. Coupled with the increased member sales (in megawatts), the increased natural gas prices resulted in higher cost of fuel and member sales (in dollars) in each year. Due to increases in natural gas prices, our coal units were also more economical resulting in more coal generated energy to sell to our members in 2022 than in 2021 and 2020.
In addition to the prevailing market price, our average cost of natural gas per kilowatt hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combined cycle units, our combustion turbine units are less efficient and thus burn more gas per kilowatt hour of electricity generated. Consequently, our combustion turbine units have a higher dispatch cost than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as on hot summer days or colder winter days. The more extreme weather in 2022 resulted in significantly higher generation from our combustion turbine units compared to 2021 and 2020 and this also contributed to a higher cost of fuel and member sales (in dollars) in 2022 than in 2021 and 2020.
Combined cycle generation was slightly higher in 2022 compared to 2021 as a result of the Effingham acquisition in mid-2021. The majority of the Effingham generation was used to serve off-system sales on behalf of the members who are currently deferring their portion of the output of the facility. This also resulted in a significant increase in sales to non-members compared to 2021 and 2020.
Our nuclear units require refueling on an 18 or 24-month cycle and these refueling outages, which typically last several weeks, resulted in fluctuations in nuclear plant availability and generation in each of the last three years. These shutdowns and outages significantly reduced generation at the affected plants, reduced kilowatt-hour sales to and energy revenues from our members during the periods that the plants were not generating power.
We also continued to make significant capital expenditures over the past three years, particularly for the new units under construction at Plant Vogtle and the Effingham and Washington County acquisitions, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has generally increased. As discussed under "– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of the additional units at Plant Vogtle.
Net Margin
Our net margin for the years ended December 31, 2022, 2021 and 2020 was $61.7 million, $57.8 million and $55.9 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2022, 2021 and 2020. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."
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

The components of member revenues were as follows:

	(in thousands)			2022 vs. 2021	2021 vs. 2020
	2022	2021	2020	% Change	% Change
Capacity revenues	$984,036	$946,662	$971,071	3.9%	(2.5)%
Energy revenues	990,647	610,447	405,939	62.3%	50.4%
Total	$1,974,683	$1,557,109	$1,377,010	26.8%	13.1%

kWh Sales to members	25,634,984	24,727,585	22,187,311	3.7%	11.4%
Cents/kWh	7.70	6.30	6.21	22.3%	1.5%
Member energy requirements supplied	58%	62%	57%	(6.5)%	8.8%

Capacity revenues increased in 2022 compared to 2021 due to the recovery of higher fixed production maintenance costs. The slight decrease in capacity revenues in 2021 compared to 2020 was due primarily to the recovery of lower fixed production maintenance costs. For a discussion of production costs and depreciation expense, see "– Operating Expenses."
The 62.3% increase in energy revenues from members in 2022 compared to 2021 was primarily a result of an increase in total fuel expense, including a 3.7% increase in generation for member sales. Energy revenues from members in 2021 compared to 2020 increased 50.4% due to an 11.4% increase in total fuel expense, including an increase in generation for member sales. For a discussion of fuel expense, see "– Operating Expenses."
Sales to non-members.    In 2022, energy revenues from non-members were primarily from the sale of the Effingham deferring members' output into the wholesale market. In 2022, we recognized capacity revenues from non-members relating to our Washington County acquisition. For additional information regarding the Washington County acquisition, see Note 14 of Notes to Consolidated Financial Statements.
Sales to non-members were as follows:

	(in thousands)
	2022	2021	2020
Energy revenues	$155,372	$47,754	$608
Capacity revenues	$82	$—	$—
kWh Sales to non-members	1,690,454	1,039,957	30,133
Cents/kWh	9.19	4.59	2.02
Operating Expenses
Our operating expenses increased 37.3% in 2022 compared to 2021 primarily due to significantly higher fuel costs as well as increased production costs. In 2021 compared to 2020, operating expenses increased 21.6% primarily due to an increase in fuel costs and depreciation and amortization expense offset by a decrease in production costs.

The following table summarizes our fuel costs and net kilowatt-hour (kWh) generation by generating source.

	Cost					Generation					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2022	2021	2020	2022 vs. 2021 % Change	2021 vs. 2020 % Change	2022	2021	2020	2022 vs. 2021 % Change	2021 vs. 2020 % Change	2022	2021	2020	2022 vs. 2021 % Change	2021 vs. 2020 % Change
Coal	$107,207	$86,289	$40,222	24.2%	114.5%	2,856,494	2,559,235	1,137,027	11.6%	125.1%	3.75	3.37	3.54	11.3%	(4.8)%
Nuclear	73,871	77,366	75,968	(4.5)%	1.8%	10,206,060	10,171,948	9,832,564	0.3%	3.5%	0.72	0.76	0.77	(4.8)%	(1.3)%
Natural Gas:
Combined Cycle	704,809	387,069	202,030	82.1%	91.6%	13,100,271	12,722,401	10,473,139	3.0%	21.5%	5.38	3.04	1.93	76.8%	57.5%
Combustion Turbine	159,202	48,272	42,034	229.8%	14.8%	1,824,570	1,026,430	1,386,569	77.8%	(26.0)%	8.73	4.70	3.03	85.5%	55.1%
	$1,045,089	$598,996	$360,254	74.5%	66.3%	27,987,395	26,480,014	22,829,299	5.7%	16.0%	3.73	2.26	1.58	65.1%	43.0%
Fuel
Total fuel expense increased in 2022 compared to 2021 primarily as a result of an increase in the average cost of fuel and an increase in generation for members and non-members. The increase in average fuel cost was primarily due to higher average natural gas prices in 2022. The overall increase in generation in 2022 compared to 2021 was largely due to increases in sales to our members as a result of weather events and sales to non-members from Effingham. In 2022 and 2021, $115.0 million and $30.0 million of net gains recognized, respectively, were included in total fuel expense for the settlement of natural gas financial contracts we utilize to manage our exposure to fluctuations in market prices. Total fuel expense increased in 2021 compared to 2020 primarily as a result of higher natural gas prices, which also contributed to increased generation from coal-fired plants as those plants became more economical. Total generation increased significantly in 2021 compared to 2020 largely due to members obtaining more of their energy requirements from us rather than their third party suppliers and generation output from Effingham that was primarily sold to our non-members.

Production
Production costs can vary due to the number and extent of outages in a given year. Production costs increased 14.1% in 2022 compared to 2021 and decreased 4.0% in 2021 compared to 2020. The increase in 2022 was due to more costly planned major maintenance outages and the result of deferring Effingham's effects on net margin during 2022 compared to 2021. The decrease in 2021 was due to less costly planned major maintenance outages.
Depreciation and amortization
Depreciation and amortization expense increased in 2022 compared to 2021 primarily as a result of higher depreciation rates that went into effect in 2022, as well as the addition of Effingham which was acquired in 2021.
Other Income
Total other income was relatively unchanged in 2022 compared to 2021. The 40.6% increase in other income in 2021 compared to 2020 was primarily due to gains recognized on the sale of spare parts.
Interest Charges
Allowance for debt funds used during construction increased in 2022 and 2021 primarily due to increased borrowings for Vogtle Units No. 3 and No. 4 construction expenditures.
Financial Condition
Overview
Consistent with our budgeted margin for 2022, we achieved a 1.14 margins for interest ratio which produced a net margin of $61.7 million. This net margin increased our total patronage capital (our equity) and membership fees to $1.2 billion at December 31, 2022. Our 2023 budget again targets a 1.14 margins for interest ratio.

Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.0% at December 31, 2022 and 9.3% at December 31, 2021. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.
We had a strong liquidity position at December 31, 2022 with $1.7 billion of unrestricted available liquidity, including $595.4 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction, the Washington County acquisition and for other general purposes. The average cost of funds on the $655.7 million of commercial paper outstanding at December 31, 2022 was 4.8%.
Electric plant in service decreased in 2022 primarily due to the retirement of Plant Wansley in August 2022. However, our total assets increased to $16.5 billion at December 31, 2022 from $15.7 billion at December 31, 2021 due to $1.2 billion of property additions. These additions include costs related to the construction of the new Vogtle units, the Washington County acquisition, normal additions and replacements to existing generation facilities and purchases of nuclear fuel. For the past several years, our total assets have significantly increased primarily due to increases in construction work in progress in connection with the additional nuclear units under construction at Plant Vogtle.
Restricted investments and restricted cash and short-term investments decreased by $217.4 million at December 31, 2022 compared to December 31, 2021. The net decrease was due to the utilization of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account for Rural Utilities Service-guaranteed Federal Financing Bank debt service payments, offset by an increase in restricted cash posted by our counterparties under our natural gas swap agreements. We expect to fully utilize the remaining Rural Utilities Service Cushion of Credit deposits at December 31, 2022 by March 2023.
Regulatory assets increased by $203.5 million at December 31, 2022 compared to December 31, 2021. The net increase was primarily due to the increase in the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which occurred in August 2022. The increase was also attributable to increases in the deferrals associated with nuclear and coal ash pond asset retirement obligations.
There was a net increase in long-term debt and finance leases of $1.0 billion at December 31, 2022 compared to December 31, 2021. The weighted average interest rate on the $11.9 billion of long-term debt outstanding at December 31, 2022 was 3.78%.
Sources of Capital and Liquidity
Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.
We have $4.6 billion of loans from the Federal Financing Bank that are guaranteed by the Department of Energy to fund a portion of our cost to construct the two new nuclear units at Plant Vogtle. As of December 31, 2022, we had fully borrowed the $4.6 billion of available funds under these loans, of which $4.3 billion was outstanding.

Historically, we have also obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. We continue to utilize these loans for general and environmental improvements, and in 2022 we utilized these loans to provide a portion of the long-term financing for the Effingham acquisition and related costs. We plan to utilize these loans to provide long-term financing for the Washington County acquisition and related costs. However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited in the future due to budgetary and political pressures faced by Congress. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

We have also issued a substantial amount of taxable and tax-exempt debt in the capital markets. If the Rural Utilities Service loan program were to be curtailed or eliminated, we believe we are well positioned to continue to access capital market financings. See "– Financing Activities" for more detailed information regarding our financing plans.
See Note 7 in Notes to Consolidated Financial Statements for additional information regarding these loans.
See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders" for further discussion of our relationship with the Department of Energy and Rural Utilities Service.

Liquidity.    At December 31, 2022, we had $1.7 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $595.4 million of cash and cash equivalents and $1.15 billion of unused and available committed credit arrangements.
Net cash provided by operating activities was $546.3 million in 2022, and averaged $539.4 million per year for the three-year period 2020 through 2022.
At December 31, 2022, we had $1.8 billion of committed credit arrangements in place and $1.15 billion available under four separate credit facilities. These are reflected in the table below:

Committed Credit Facilities
	(dollars in millions)
	Authorized Amount	Available 12/31/2022		Expiration Date
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$551	(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	347	(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at December 31, 2022.
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
(3)At December 31, 2022, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.
Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.2 billion syndicated line of credit. At December 31, 2022, we had issued commercial paper primarily to provide interim funding for:

•payments related to the construction of Vogtle Units No. 3 and No. 4,

•principal payments due under our Department of Energy-guaranteed loans, which began in February 2020 and which we intend to continue funding with commercial paper until Vogtle Unit No. 4 is placed in service, and

•costs related to the Washington County acquisition.

We plan to refinance our commercial paper with long-term debt, either through the issuance of first mortgage bonds, or through financing by the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Washington County acquisition. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding this acquisition. We intend to issue first mortgage bonds to provide long-term financing of the remaining construction costs for Vogtle Units No. 3 and No. 4, refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans and for certain other costs not financed through the Rural Utilities Service.

Our unsecured committed lines of credit permit the issuance of up to $960 million in letters of credit on our behalf, of which $957 million remained available at December 31, 2022. This letter of credit issuance capacity includes $500 million under our $1.2 billion syndicated line of credit, $350 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.
Three of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $750 million. As of December 31, 2022, our patronage capital balance was $1.2 billion. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At December 31, 2022, we had $11.9 billion of secured indebtedness outstanding and $655.7 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2022, we had seven members participating in the program and a balance of $108.3 million remaining to be applied against future power bills.
In addition to unrestricted available liquidity, at December 31, 2022 we had $74.0 million of restricted liquidity in connection with deposits made into a Rural Utilities Service Cushion of Credit Account. The Farm Bill passed by Congress in December 2018 modified the Cushion of Credit program. For the period from January 1, 2021 to September 30, 2021, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and resets annually on October 1 of each year thereafter. On October 1, 2022, the rate was reset at the 1-year floating treasury rate, which was 4.05% per annum. The program no longer allows additional funds to be deposited into the account. Funds in the account, including interest thereon, can only be applied to debt service on Rural Utilities Service-guaranteed Federal Financing Bank notes. We expect to apply the remaining funds in the Cushion of Credit account by March 2023.
Liquidity Covenants.    At December 31, 2022, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2022 and expect to have sufficient liquidity to meet this covenant in 2023. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.
Financing Activities
First Mortgage Indenture.    At December 31, 2022, we had $11.9 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $1.0 billion from December 31, 2021. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired. As of December 31, 2022, the amount of certified bondable additions and retired or defeased first mortgage indenture obligations available for the issuance of additional first mortgage indenture obligations was approximately $2.9 billion. In addition, as of December 31, 2022, we had over $290 million of property additions and certified progress payments under qualified engineering, procurement and construction contracts that, once certified in accordance with the first mortgage indenture, will be available for the issuance of additional first mortgage indenture obligations.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. At December 31, 2022, we had fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans, of which $4.3 billion was outstanding. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding these loans, see Note 7a of Notes to Consolidated Financial Statements.

In addition, we have raised $2.8 billion of debt in the capital markets and expect to raise long-term financing for the remaining amounts not funded by the Department of Energy-guaranteed loans in the capital markets.

In accordance with the related promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of December 31, 2022, we had repaid $307.6 million under these loans and we expect to repay a total of approximately $486 million in principal on these loans by March 2024. We plan to issue first mortgage bonds to refinance the principal repaid before the in-service date of Vogtle Unit No. 4.

Rural Utilities Service-Guaranteed Loans.    We currently have one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements. We began borrowing from this loan in January 2021. As of December 31, 2022, we had $2.8 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, an increase of $157.4 million from December 31, 2021. In 2022, we borrowed $317.2 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements and for long-term funding of our Effingham acquisition.

All of the approved Rural Utilities Service-guaranteed loans are funded through the Federal Financing Bank, and the debt is secured ratably with all other debt under our first mortgage indenture.
Bond Financings.   In April 2022, we issued $500 million of 4.50% first mortgage bonds, Series 2022A, to provide long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. The bonds are due to mature April 2047 and are secured under our first mortgage indenture.

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
Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2023 through 2025. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2023	2024	2025	Total
Future Generation(2)	$625	$95	$—	$720
Existing Generation(3)	224	327	279	830
Environmental Compliance(4)	12	10	33	55
Nuclear Fuel(5)	106	139	121	366
General Plant	10	5	3	18
Total	$977	$576	$436	$1,989
(1)Includes allowance for funds used during construction.
(2)Relates to construction of Vogtle Units No. 3 and No. 4, excluding initial nuclear fuel core. Forecasted expenditures are based on assumed in-service dates of June 2023 for Vogtle Unit No. 3 and March 2024 for Vogtle Unit No. 4. Includes $528 million in disputed payments to Georgia Power Company for the construction of Vogtle Unit No. 3 and No. 4.
(3)Normal additions and replacements to plant in-service.
(4)Pollution control equipment and facilities being installed at coal-fired Plant Scherer, including to comply with coal ash regulations.
(5)Includes nuclear fuel for existing nuclear units and initial nuclear fuel cores for Vogtle Units No. 3 and No. 4.

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
We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2022, our maximum potential collateral requirements were as follows:
At senior secured rating levels:
•approximately $50 million at a senior secured level of BBB-/Baa3,
•approximately $80 million at a senior secured level of BB+/Ba1 or below, and
At senior unsecured or issuer rating levels:
•approximately $20 million at a senior unsecured or issuer level of BBB-/Baa3,
•approximately $99 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.
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
We have an executive risk management and compliance committee that provides general oversight over corporate compliance and all risk management activities, including, but not limited to, commodity trading, fuels management, insurance procurement, debt management, investment portfolio management, environmental compliance, and electric reliability compliance. This committee is comprised of our chief executive officer, chief operating officer, chief financial officer and the executive vice president, member relations. The risk management and compliance committee has implemented comprehensive risk management policies to manage and monitor credit, market price, and other corporate risks. These policies also specify controls and authorization levels related to various risk management activities. The committee frequently meets to review corporate exposures, risk management strategies, hedge positions, and compliance matters. The audit committee of our board of directors receives regular reports on corporate exposures, risk management and compliance activities and the actions of the risk management and compliance committee. For further discussion of our board of director's oversight of risk management and compliance, see "DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors' Role in Risk Oversight."
Interest Rate Risk
We are exposed to the risk of changes in interest rates relating to a portion of our debt. We categorize our debt as variable rate, which is debt that is subject to a change in interest rates within the next year, intermediate-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next year, but is subject to a change in interest rates within the next five years, or long-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next five years. At December 31, 2022, we had $847.1 million of variable rate debt, $312.5 million of intermediate-term fixed rate debt, and the remainder of our debt was long-term fixed rate debt. Our $847.1 million of variable rate debt at December 31, 2022, included $655.7 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $191.4 million of pollution control bonds (including $91.6 million of indexed variable rate bonds, which are subject to repricing weekly, and $99.8 million of term rate bonds tendered on February 1, 2023 and converted to indexed variable rate bonds subject to repricing weekly). Our $312.5 million of intermediate-term fixed rate debt at December 31, 2022 consisted of term rate debt subject to remarketing and repricing in February 2025.

At December 31, 2022, the weighted average interest rate on our variable rate debt was 4.6%. If, during 2023, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $8.1 million.
Our objective in managing interest rate risk is to maintain a balance of long-term fixed, intermediate-term fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2022, we had 6.7% of our total debt, including commercial paper, classified as variable rate and 2.5% of our total debt classified as intermediate-term fixed rate. The remaining 90.8% of our debt was classified as long-term fixed rate.
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
Investment Risks
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
Changes in interest rates also affect the market value of fixed income investments and rising interest rates during 2022 adversely affected the market value of fixed income investments in our nuclear and coal ash pond decommissioning funds. While we generally intend to hold these investments to maturity, sale of fixed income investments could lead to realizing losses on certain investments. While increases in interest rates may decrease the market value of fixed income assets, it may increase the amount of interest received for newly purchased fixed income investments and for funds invested in variable interest rate assets.

A 10% decline in the value of the internal and external funds' equity and fixed income securities as of December 31, 2022 would result in a loss of value to the funds of approximately $68.0 million.
We also maintain funds to finance our coal ash pond retirement obligations and for major maintenance expenses. We invest a portion of our coal ash decommissioning and major maintenance accounts in fixed income funds that are subject to changes in market value. A 10% decrease in the market value of these funds would be approximately $20.9 million.

Commodity Price Risk
We are also exposed to the risk of changing prices for fuels, including coal and natural gas.
Coal
We have interests in 982 megawatts of coal-fired nameplate capacity at Plant Scherer. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts and stockpile are expected to provide fixed prices for 100% and 60% of our forecasted coal requirements for 2023 and 2024, respectively.
The objective of our coal procurement strategy is to ensure reliable coal supply and some price stability for our members. Our strategy permits coal commitments for up to 7 years. The procurement guidelines provide for layering in fixed and/or capped prices by annually entering into coal contracts for a portion of projected coal need for up to 7 years.
Natural Gas
We own or operate ten gas fired generation facilities totaling over 5,100 megawatts of nameplate capacity. See "PROPERTIES – Generating Facilities" and "BUSINESS – OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 19 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2022 was a net asset of approximately $131.8 million, which represents the net amount we would have received if the swaps had been terminated as of that date. As of December 31, 2022, approximately 29% of our 2023 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $46.0 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.
Changes in Risk Exposure
Our exposure to changes in interest rates, the value of investments we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2022, 2021 and 2020

	(dollars in thousands)
	2022	2021	2020
Operating revenues:
Sales to members	$1,974,683	$1,557,109	$1,377,010
Sales to non-members	155,454	47,754	608
Total operating revenues	2,130,137	1,604,863	1,377,618
Operating expenses:
Fuel	$1,045,089	$598,996	$360,254
Production	468,754	410,708	427,808
Depreciation and amortization	283,774	275,346	248,888
Purchased power	82,516	69,346	68,484
Accretion	55,953	56,086	54,475
Total operating expenses	$1,936,086	$1,410,482	$1,159,909
Operating margin	$194,051	$194,381	$217,709
Other income:
Investment income	$57,564	$45,932	$43,294
Amortization of deferred gains	1,789	1,789	1,789
Allowance for equity funds used during construction	700	385	374
Other	12,191	23,148	5,238
Total other income	$72,244	$71,254	$50,695
Interest charges:
Interest expense	$455,474	$417,722	$409,145
Allowance for debt funds used during construction	(262,573)	(221,463)	(207,972)
Amortization of debt discount and expense	11,690	11,595	11,336
Net interest charges	$204,591	$207,854	$212,509
Net margin	$61,704	$57,781	$55,895

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

	(dollars in thousands)
	2022	2021
Assets
Electric plant:
In service	$9,266,627	$9,865,660
Right-of-use assets--finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,183,589)	(5,565,724)
Electric plant in service, net	4,385,770	4,602,668
Nuclear fuel, at amortized cost	388,303	375,267
Construction work in progress	7,716,035	6,779,392
Total electric plant	12,490,108	11,757,327
Investments and funds:
Nuclear decommissioning trust fund	540,716	659,910
Investment in associated companies	78,937	75,826
Long-term investments	669,479	711,379
Restricted investments	—	73,702
Other	32,561	31,991
Total investments and funds	1,321,693	1,552,808
Current assets:
Cash and cash equivalents	595,381	579,350
Restricted cash and short-term investments	104,431	246,350
Short-term investments	61,702	—
Receivables	220,015	159,538
Inventories, at average cost	297,951	260,526
Prepayments and other current assets	51,409	62,286
Total current assets	1,330,889	1,308,050
Deferred charges and other assets:
Regulatory assets	1,212,305	1,008,790
Prepayments to Georgia Power Company	20,873	27,124
Other	113,502	52,927
Total deferred charges	1,346,680	1,088,841
Total assets	$16,489,370	$15,707,026
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

	(dollars in thousands)
	2022	2021
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,192,127	$1,130,423
Long-term debt	11,512,513	10,529,449
Obligations under finance leases	52,937	61,335
Obligation under Rocky Mountain transactions	27,945	26,151
Other	2,256	1,550
Total capitalization	12,787,778	11,748,908
Current liabilities:
Long-term debt and finance leases due within one year	322,102	281,238
Short-term borrowings	655,650	1,095,971
Accounts payable	203,705	182,164
Accrued interest	105,452	96,410
Member power bill prepayments, current	54,443	26,102
Other current liabilities	153,941	36,123
Total current liabilities	1,495,293	1,718,008
Deferred credits and other liabilities:
Asset retirement obligations	1,343,743	1,287,143
Member power bill prepayments, non-current	53,877	80,001
Regulatory liabilities	792,190	849,449
Other	16,489	23,517
Total deferred credits and other liabilities	2,206,299	2,240,110
Total equity and liabilities	$16,489,370	$15,707,026

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2022 and 2021

	(dollars in thousands)
	2022	2021
Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.03% to 8.21% (average rate of 3.40% at December 31, 2022) due in quarterly installments through 2048	$2,758,753	$2,601,365
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.44% to 4.01% (average rate of 2.94% at December 31, 2022) due in quarterly installments through 2044	4,325,395	3,925,493
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	2,021	3,031
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	500,000
• Series 2020A First Mortgage Bonds, 3.75% due 2050	450,000	450,000
• Series 2022A First Mortgage Bonds, 4.50% due 2047	500,000	—
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke, Heard and Monroe Counties, Georgia:
• Series 2013A Appling, Burke and Monroe Term rate bonds, 1.50% through February 3, 2025, due 2038 through 2040	212,760	212,760
• Series 2017A, B Burke Indexed put bonds–weekly reset, 4.61% due 2040 through 2045	91,645	122,620
• Series 2017C, D Burke Fixed rate bonds, 4.125%, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Term rate bonds, 3.25% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017F Burke Term rate bonds, 3.00% through February 1, 2023, due 2041 through 2045	99,785	99,785
Total Secured Long-term debt	$11,940,359	$10,915,054
Obligations under finance leases	61,335	68,876
Obligation under Rocky Mountain transactions	27,945	26,151
Other	2,256	1,550
Patronage capital and membership fees	1,192,127	1,130,423
Subtotal	$13,224,022	$12,142,054
Less: long-term debt and finance leases due within one year	(322,102)	(281,238)
Less: unamortized debt issuance costs	(96,588)	(95,883)
Less: unamortized bond discounts on long-term debt	(17,554)	(16,025)
Total capitalization	$12,787,778	$11,748,908

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2022, 2021 and 2020

	(dollars in thousands)
	2022	2021	2020
Cash flows from operating activities:
Net margin	$61,704	$57,781	$55,895
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$451,899	$400,681	$376,639
Accretion cost	55,953	56,086	54,475
Amortization of deferred gains	(1,789)	(1,789)	(1,789)
Allowance for equity funds used during construction	(700)	(385)	(374)
Deferred outage costs	(30,926)	(30,746)	(38,278)
Loss (gain) on sale of investments	21,950	(13,516)	(19,779)
Gain on sale of spare parts	—	(15,734)	—
Regulatory deferral of costs associated with nuclear decommissioning	(54,529)	(19,318)	(10,691)
Other	(712)	(2,528)	(5,587)
Change in operating assets and liabilities:
Receivables	(68,550)	(5,693)	(3,659)
Inventories	(36,235)	23,232	(2,409)
Prepayments and other current assets	25,031	577	(23,754)
Accounts payable	7,008	31,790	1,504
Accrued interest	9,042	23,976	6,539
Accrued taxes	52,764	(36,301)	33,588
Other current liabilities	32,300	(14,292)	9,439
Member power bill prepayments	2,217	(38,078)	(67,281)
Rate management program collections, net	19,847	144,763	146,917
Total adjustments	$484,570	$502,725	$455,500
Net cash provided by operating activities	$546,274	$560,506	$511,395
Cash flows from investing activities:
Property additions	$(1,156,383)	$(1,203,050)	$(1,335,380)
Plant acquisition	(86,826)	(233,156)	—
Activity in nuclear decommissioning trust fund – Purchases	(204,500)	(675,153)	(578,610)
– Proceeds	194,046	667,344	570,294
Proceeds from the sale of spare parts	—	18,500	—
Decrease in restricted investments	246,022	167,535	46,003
Activity in other long-term investments – Purchases	(185,092)	(433,532)	(425,628)
– Proceeds	107,082	246,256	186,219
Other	4,040	14,843	7,982
Net cash used in investing activities	$(1,081,611)	$(1,430,413)	$(1,529,120)
Cash flows from financing activities:
Long-term debt proceeds	$1,414,925	$757,032	$2,221,685
Long-term debt payments	(397,162)	(468,577)	(1,334,368)
(Decrease) increase in short-term borrowings, net	(440,321)	712,473	101,128
Other	2,526	44,618	(13,821)
Net cash provided by financing activities	579,968	1,045,546	974,624
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,631	$175,639	$(43,101)
Cash, cash equivalents and restricted cash at beginning of period	581,150	405,511	448,612
Cash, cash equivalents and restricted cash at end of period	$625,781	$581,150	$405,511
Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$182,066	$170,605	$193,063
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$10,486	$107,677	$18,709
Accrued property additions at end of period	$79,204	$65,686	$89,640
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES
For the years ended December 31, 2022, 2021 and 2020

(dollars in thousands)
Balance at December 31, 2019	$1,016,747
Components of comprehensive margin in 2020:
Net margin	55,895
Balance at December 31, 2020	$1,072,642
Components of comprehensive margin in 2021:
Net margin	57,781
Balance at December 31, 2021	$1,130,423
Components of comprehensive margin in 2022:
Net margin	61,704
Balance at December 31, 2022	$1,192,127

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021 and 2020

1. Summary of significant accounting policies:
a. Business description
Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,744 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 733 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 584 megawatts of capacity, including 552 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units. Our members in turn distribute energy on a retail basis to approximately 4.4 million people.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2022 and 2021 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2022. Examples of estimates used include items related to our asset retirement obligations. Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. Actual results could differ from those estimates.

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

d. Margin policy
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2022, 2021 and 2020, we achieved a margins for interest ratio of 1.14.
e. Revenue recognition
As an electric membership cooperative, our principal business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend to December 31, 2050, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. We also sell energy and capacity to non-members through industry standard contracts and negotiated agreements, respectively. We do not have multiple operating segments.

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

Each of our members is obligated to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of December 31, 2022, we did not have any significant long-term contracts with non-members.

The consideration we receive for providing capacity services to our members is determined by our formulary rate on an annual basis. The components of the formulary rate associated with capacity costs include the annual budget of fixed costs, a targeted margin and income from other sources. Capacity revenues, therefore, vary to the extent these components vary. Fixed costs include items such as fixed operation and maintenance expenses, administrative and general expenses, depreciation and interest. Year to year, capacity revenue fluctuations are generally due to the recovery of fixed operation and maintenance expenses. Fixed costs also include certain costs, such as major maintenance costs, which will be recognized as expense in future periods. Recognition of revenues associated with these future expenses is deferred pursuant to Accounting Standards Codification (ASC) 980, Regulated Operations. The regulatory liabilities are amortized to revenue in accordance with the associated revenue deferral plan as the expenses are recognized. For information regarding regulatory accounting, see Note 1q.

Capacity revenues are recognized by us for standing ready to deliver electricity to our customers. Our member capacity revenues are based on the associated costs we expect to recover in a given year and are recognized and billed to our members in equal monthly installments over the course of the year regardless of whether our generation and purchased power resources are dispatched to produce electricity. Non-member capacity revenues are billed and recognized in accordance with the terms of the associated contract.

We have a power bill prepayment program pursuant to which our members may prepay future capacity costs and receive a discount. As this program provides us with financing, we adjust our capacity revenues by the amount of the discount, which is based on our avoided cost of borrowing. For additional information regarding our member prepayment program, see Note 1p.

We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members’ service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members’ decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. In 2022, 2021 and 2020, we provided approximately 58%, 62% and 57% of our members’ energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2022, 2021 and 2020, our board approved, and we achieved, a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of December 31, 2022 and December 31, 2021, we recognized refund liabilities totaling $28,471,000 and $30,029,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members were as follows:

	(dollars in thousands)
	2022	2021	2020
Capacity revenues	$984,036	$946,662	$971,071
Energy revenues	990,647	610,447	405,939
Total	$1,974,683	$1,557,109	$1,377,010
The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2022, 2021 or 2020:

	2022	2021	2020
Jackson EMC	16.0%	15.2%	15.2%
GreyStone Power Corporation, an EMC	10.0%	8.7%	8.7%
Cobb EMC	9.5%	12.3%	13.2%

Receivables from contracts with our members at December 31, 2022 and December 31, 2021 were $187,401,000 and $143,715,000, respectively.
Energy revenues from non-members were primarily due from the sale of the Effingham deferring members' output into the wholesale market. In 2022, we recognized capacity revenues from non-members relating to our Washington County acquisition. For additional information regarding the Washington County acquisition, see Note 14.
Sales to non-members were as follows:

	(dollars in thousands)
	2022	2021	2020
Energy revenues	$155,372	$47,754	$608
Capacity revenues	82	—	—
Total	$155,454	$47,754	$608
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

We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members in 2022, 2021 and 2020 were $14,796,000, $15,693,000 and $14,684,000, respectively. The cumulative amount billed since inception of the program totaled $126,432,000.

In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. Under this program, amounts billed to participating members, net of credits, during 2022, 2021 and 2020 were $11,774,000, $143,000,000 and $125,842,000 respectively. Funds collected through this program are invested and held until applied to members’ bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members’ bills. The net cumulative amount billed since inception of the program totaled $369,102,000.
f. Receivables
A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2022, 2021 and 2020 were $187,401,000, $143,715,000 and $135,462,000, respectively. Payment is typically received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.
The remainder of our receivables is primarily related to transactions with non-members from the sale of the Effingham deferring members' output, affiliated companies and investment income. Our receivables from non-members were $32,614,000 at December 31, 2022. Our receivables from non-members were insignificant at December 31, 2021.
As a result of our historical experience, the short duration lifetime of our receivables and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of our receivables is remote. During 2022, 2021 and 2020, no credit losses were recognized on any receivables that arose from contracts with members or non-members.
g. Nuclear fuel cost
The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2022, 2021 and 2020 amounted to $73,871,000, $77,366,000, and $75,968,000, respectively.
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

Our share of the claims outstanding for the period January 1, 2011 through December 31, 2019 are approximately $84,000,000. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the consolidated financial statements as of December 31, 2022 or December 31, 2021 for these claims. The final outcome of these matters cannot be determined at this time.

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
Periodically, we obtain revised cost studies associated with our nuclear and fossil plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated costs of nuclear and coal ash pond decommissioning are based on the most recent studies performed in 2021 and 2022, respectively.
The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2022 and 2021.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2021	$778,214	$442,686	$66,243	1,287,143
Liabilities settled	—	(10,134)	(184)	(10,318)
Accretion	41,892	12,196	1,865	55,953
Deferred accretion	—	479	—	479
Change in cash flow estimates	—	16,301	(5,815)	10,486
Balance at December 31, 2022	$820,106	$461,528	$62,109	$1,343,743

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2020	$738,217	$346,589	$51,177	$1,135,983
Liabilities settled	—	(17,046)	4,642	(12,404)
Accretion	43,206	11,157	1,723	56,086
Deferred accretion	—	(199)	—	(199)
Change in cash flow estimates	(3,209)	102,185	8,701	107,677
Balance at December 31, 2021	$778,214	$442,686	$66,243	$1,287,143
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
Coal Combustion Residuals.    Coal combustion residuals (CCR) are subject to Federal and State regulations. Our obligations associated with CCR are primarily for the closure of coal ash ponds. During 2022 and 2021, assessments of the coal ash pond asset retirement obligation resulted in a $16,301,000 increase and a $102,185,000 increase in cash flow estimates for coal ash decommissioning, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR regulations. The 2022 increase in cash flow estimates was primarily due to the Georgia Public Service Commission's approval of Georgia Power's request to revise the closure of the Plant Wansley coal ash pond from in-place to removal. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.
We have internally segregated the funds collected for coal ash pond and other CCR decommissioning costs, including earnings thereon. As of December 31, 2022 and December 31, 2021, the fund balances were $153,208,000 and $140,474,000, respectively.
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

We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. In 2022, additional amounts totaling $2,643,000 were contributed to the external trust funds. In 2021, no additional amounts were contributed to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.
In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheets. In 2022 we contributed $8,350,000 into the internal funds and in 2021 we contributed $9,750,000 into the internal funds.
The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2022 and December 31, 2021. The funds were invested in a diversified mix of approximately 69% equity and 31% fixed income securities in 2022 and 71% equity and 29% fixed income securities in 2021.

	2022
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2021	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2022
Equity	$223,336	$9,255	$(3,655)	$131,572	$360,508
Debt	204,935	191,958	(203,907)	(12,869)	180,117
Other	(795)	3,287	(2,401)	—	91
	$427,476	$204,500	$(209,963)	$118,703	$540,716
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $5,463,000.

	2022
Internal Funds:	(dollars in thousands)
	Cost 12/31/2021	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2022
Equity	$68,914	$—	$10,005	$18,995	$97,914
Debt	46,856	76,207	(79,828)	(2,741)	40,494
	$115,770	$76,207	$(69,823)	$16,254	$138,408
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $6,384,000.

	2021
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2020	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2021
Equity	$212,387	$50,309	$(39,360)	$230,710	$454,046
Debt	196,810	583,003	(574,878)	1,724	206,659
Other	17	41,841	(42,653)	—	(795)
	$409,214	$675,153	$(656,891)	$232,434	$659,910

(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $18,261,000.

	2021
Internal Funds:	(dollars in thousands)
	Cost 12/31/2020	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2021
Equity	$50,647	$—	$18,267	$44,735	$113,649
Debt	50,467	204,150	(207,761)	181	47,037
	$101,114	$204,150	$(189,494)	$44,916	$160,686
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
The nuclear decommissioning trust fund has produced an average annualized return of approximately 5.9% in the last ten years and 5.8% since inception in 1990. Based on current funding and cost study estimates, we expect the current balances and anticipated investment earnings of our decommissioning fund assets to be sufficient to meet all of our future nuclear decommissioning costs. Notwithstanding the above assumption, our management believes that increases in cost estimates of decommissioning can be recovered in future rates.
j. Depreciation
Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use prescribed depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam, nuclear and other production in the table below reflect revised rates from depreciation rate studies completed in 2020 or 2021. Site specific depreciation studies are performed every five years. Annual weighted average depreciation rates in effect in 2022, 2021, and 2020 were as follows:

	Remaining Useful Life Range in years*	2022	2021	2020
Steam production	20-22	13.77%	14.47%	2.58%
Nuclear production	12-27	2.17%	2.18%	1.93%
Hydro production	44	2.00%	2.00%	2.00%
Other production	17-26	2.68%	2.60%	2.61%
Transmission	12-27	2.75%	2.75%	2.75%
General	1-43	2.00-33.33%	2.00-33.33%	2.00-33.33%
*Based on estimated retirement dates as of 2022. Actual retirement dates may be different. Remaining useful lives for nuclear production are based on the expiration date of the applicable operating license approved by the NRC.

Depreciation expense for the years 2022, 2021 and 2020 was $278,452,000, $269,280,000, and $242,822,000, respectively. In 2021, the composite depreciation rate for Plant Wansley was increased in anticipation of the plant’s retirement in 2022. In addition to the depreciation expense recognized in 2022 and 2021, $165,013,000 and $204,891,000, respectively, of Plant Wansley’s depreciation expense was deferred. Subsequent to the retirement of Plant Wansley, we amortized $8,120,000 of deferred depreciation expense in 2022. See Note 1q for information regarding regulatory assets and liabilities.

k. Electric plant
Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years 2022, 2021 and 2020, the allowance for funds used during construction rates were 4.03%, 3.90% and 4.00%, respectively.
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
m. Restricted cash and investments
Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that are held by the U.S. Treasury, acting through the Federal Financing Bank. We can only utilize these investments for future Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. For the period from January 1, 2021 to September 30, 2021, deposits earned interest at 4% per annum. Beginning October 1, 2021, the rate was set at the 1-year floating treasury rate, which was 0.09% per annum, and will be reset annually on October 1 of each year thereafter. On October 1, 2022, the rate was reset at the 1-year floating treasury rate, which was 4.05% per annum. The program no longer allows additional funds to be deposited into the account. At December 31, 2022 and 2021, we had restricted investments totaling $74,031,000 and $320,052,000, respectively, of which $74,031,000 and $246,350,000, respectively, were classified as current.

Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts reported in the consolidated statements of cash flows.

Classification
	Twelve months ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)

Cash and cash equivalents	$595,381	$579,350
Restricted cash included in restricted cash and short-term investments	30,400	1,800
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$625,781	$581,150

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
At December 31, 2022 and December 31, 2021, fossil fuels inventories were $64,386,000 and $44,601,000, respectively. Inventories for spare parts at 2022 and 2021 were $233,565,000 and $215,925,000, respectively.
o. Deferred charges and other assets
Other deferred charges primarily represent advance deposits to Georgia Power Company related to the Vogtle construction project and future generation project costs.

For a discussion regarding regulatory assets, see Note 1q.
p. Deferred credits and other liabilities
We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills monthly and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2028, with the majority of the balance scheduled to be credited by the end of 2023.
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

	(dollars in thousands)
	2022	2021
Regulatory Assets:
Premium and loss on reacquired debt(a)	$29,494	$33,200
Amortization on financing leases(b)	31,908	34,179
Outage costs(c)	29,317	31,956
Asset retirement obligations – Ashpond and other(l)	353,212	335,231
Asset retirement obligations – Nuclear(l)	32,192	—
Depreciation expense - Plant Vogtle(d)	35,549	36,973
Depreciation expense - Plant Wansley(e)	361,784	204,891
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	54,701	55,857
Interest rate options cost(g)	136,827	131,556
Deferral of effects on net margin – Smith Energy Facility(h)	136,730	142,675
Other regulatory assets(o)	10,591	2,272
Total Regulatory Assets	$1,212,305	$1,008,790
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$35,580	$22,197
Deferral of effects on net margin – Hawk Road Energy Facility(h)	16,636	17,253
Deferral of effects on net margin – Effingham Energy Facility(p)	14,825	—
Major maintenance reserve(j)	74,584	73,059
Amortization on financing leases(b)	5,557	8,457
Deferred debt service adder(k)	154,514	138,897
Asset retirement obligations – Nuclear(l)	—	164,256
Revenue deferral plan(m)	357,460	359,799
Natural gas hedges(n)	131,804	63,994
Other regulatory liabilities(o)	1,230	1,537
Total Regulatory Liabilities	$792,190	$849,449
Net regulatory assets	$420,115	$159,341
(a)Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 21 years.
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
(e)Represents the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which occurred on August 31, 2022. Amortization commenced upon the retirement of Plant Wansley and will end no later than December 31, 2040.
(f)Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization will commence effective with the commercial operation date of each unit and amortized to expense over the life of the units.
(g)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization will commence the earlier of when Vogtle Unit No. 3 is placed in service or December 2023.
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
(m)Deferred revenues under a rate management program that allows for additional collections over a five-year period beginning in 2018. These amounts will be amortized to income and applied to member billings, per each member's election, over the subsequent five-year period.
(n)Represents the deferral of unrealized gains on natural gas contracts.
(o)The amortization periods for other regulatory assets range up to 27 years and the amortization periods of other regulatory liabilities range up to 4 years.
(p)Effects on net margin for the Effingham Energy Facility that are being deferred until on or before January 2026 and will be amortized over the remaining life of the plant.
r. Related parties
We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2022, 2021, and 2020, we incurred expenses from Georgia Transmission of $40,774,000, $39,677,000 and $37,931,000, respectively.
We, Georgia Transmission and 38 of our members are members of Georgia System Operations. Georgia System Operations operates the system control center and currently provides us system operations services and administrative support services. For 2022, 2021, and 2020, we incurred expenses from Georgia System Operations of $27,416,000, $26,936,000, and $27,104,000, respectively.
s. Other income
Other income includes net revenue from Georgia Transmission and Georgia System Operations for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income. In 2021, other income increased due to the recognition of gains on the sale of spare inventory parts from one of our generating facilities.

t. Recently issued or adopted accounting pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this update apply to all entities that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship.
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
The amendments in these updates were effective for all entities as of March 12, 2020 through December 31, 2022.

In December 2022, the FASB issued "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.", that defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

We have fully completed our evaluation of this new standard. The adoption of this standard on January 1, 2022 did not have a material impact on our consolidated financial statements.

u. Measurement of credit losses on financial instruments
The financial assets we hold that are subject to credit losses (Topic 326) are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note 1f for information regarding our member receivables. Commercial paper issuances we invest in are rated as investment grade and backed by a credit facility. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$204,129	$204,129	$—	$—
International equity trust	$111,266	—	111,266	—
Corporate bonds and debt	$60,806	—	60,788	18
US Treasury securities	$49,775	49,775	—	—
Mortgage backed securities	$41,210	—	41,210	—
Domestic mutual funds	$57,348	57,348	—	—
Federal agency securities	$2,037	—	2,037	—
Non-US Gov't bonds & private placements	$2,890	—	2,890	—
International mutual funds	$653	—	653	—
Other	$10,602	10,602	—	—
Long-term investments:
International equity trust	$33,606	—	33,606	—
Corporate bonds and debt	$10,473	—	10,473	—
US Treasury securities	$15,488	15,488	—	—
Mortgage backed securities	$12,113	—	12,113	—
Domestic mutual funds	$302,302	302,302	—	—
Treasury STRIPS	$293,281	—	293,281	—
Non-US Gov't bonds & private placements	$1,976	—	1,976	—
Other	$240	240	—	—
Short-term investments: Treasury STRIPS	$61,702	—	61,702	—
Natural gas swaps	$131,804	—	131,804	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$249,999	$249,999	$—	$—
International equity trust	$140,718	—	140,718	—
Corporate bonds and debt	$72,936	—	72,369	567
US Treasury securities	$53,321	53,321	—	—
Mortgage backed securities	$40,460	—	40,460	—
Domestic mutual funds	$75,384	75,384	—	—
Municipal bonds	$1,133	—	1,133	—
Federal agency securities	$9,608	—	9,608	—
Other	$16,351	13,623	2,728	—
Long-term investments:
International equity trust	$35,873	—	35,873	—
Corporate bonds and debt	$14,022	—	12,656	1,366
US Treasury securities	$15,259	15,259	—	—
Mortgage backed securities	$12,021	—	12,021	—
Domestic mutual funds	$277,937	277,937	—	—
Federal agency securities	$257	—	257	—
Treasury STRIPS	$350,532	—	350,532	—
Other	$5,478	5,478	—	—
Natural gas swaps	$63,994	—	63,994	—
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
The estimated fair values of our long-term debt, including current maturities at December 31, 2022 and 2021 were as follows:

	2022		2021
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$11,940,359	$10,194,954	$10,915,054	$12,741,046
The estimated fair value of long-term debt is classified as Level 2 and is based on observed or quoted market prices for the same or similar issues, or based on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2022 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.

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

3. Derivative instruments:
We use commodity derivatives to manage our exposure to fluctuation in the market price of natural gas. Our risk management and compliance committee provides general oversight over all derivative activities. We do not apply hedge accounting to derivative transactions, but instead apply regulated operations accounting. Consistent with our rate-making, unrealized gains or losses on our natural gas swaps are reflected as regulatory assets or liabilities, as appropriate. Realized gains and losses on natural gas swaps are included in fuel expense within our consolidated statements of revenues and expenses and, therefore, net margins within our consolidated statements of cash flows.
We are exposed to credit risk as a result of entering into these arrangements. Credit risk is the potential loss resulting from a counterparty's nonperformance under an agreement. We have established policies and procedures to manage credit risk through counterparty analysis, exposure calculation and monitoring, exposure limits, collateralization and certain other contractual provisions.
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2022 all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At December 31, 2022 and 2021, the estimated fair values of our natural gas contracts were net assets of $131,804,000 and $63,994,000, respectively.
As of December 31, 2022 and 2021, one of our counterparties was required to post credit collateral totaling $30,400,000 and $1,800,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line items within our consolidated balance sheets.

The following table reflects the volume activity of our natural gas derivatives as of December 31, 2022 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)
2023	32.1
2024	27.7
2025	23.3
2026	18.2
2027	6.0
Total	107.3
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2022 and 2021.

	Consolidated Balance Sheet Location	Fair Value
		2022	2021
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$35,285	$23,596
Natural gas swaps	Other deferred charges	$99,725	$40,398
Liabilities
Natural gas swaps	Other current liabilities	$3,206	$—
The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2022, 2021 and 2020.

	Consolidated Statement of Revenues and Expenses Location	2022	2021	2020
		(dollars in thousands)
Natural gas swaps gains	Fuel	$121,626	$31,440	$830
Natural gas swaps losses	Fuel	(6,587)	(1,431)	(21,179)
Total		$115,039	$30,009	$(20,349)
The following table presents the unrealized (gains) and losses on derivative instruments deferred on the consolidated balance sheets at December 31, 2022 and 2021.

	Consolidated Balance Sheet Location
		2022	2021
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$131,804	$63,994
Total		$131,804	$63,994

4. Investments:
Investments in debt and equity securities
Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities at December 31, 2022 and 2021.

	(dollars in thousands)
	Gross Unrealized
2022	Cost	Gains	Losses	Fair Value
Equity	$323,907	$159,445	$(8,949)	$474,403
Debt	833,035	372	(46,369)	787,038
Other	10,445	20	(9)	10,456
Total	$1,167,387	$159,837	$(55,327)	$1,271,897

	(dollars in thousands)
	Gross Unrealized
2021	Cost	Gains	Losses	Fair Value
Equity	$304,305	$280,127	$(4,682)	$579,750
Debt	774,580	4,859	(7,001)	772,438
Other	19,102	—	(1)	19,101
Total	$1,097,987	$284,986	$(11,684)	$1,371,289

The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2022 and 2021 are as follows:

	(dollars in thousands)
	2022		2021
	Cost	Fair Value	Cost	Fair Value
Due within one year	$367,199	$353,180	$223,933	$222,307
Due after one year through five years	293,523	275,073	371,060	368,574
Due after five years through ten years	66,255	62,576	62,679	62,639
Due after ten years	106,058	96,209	116,908	118,918
Total	$833,035	$787,038	$774,580	$772,438
The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2022, 2021 and 2020:

	(dollars in thousands)
	2022	2021	2020
Gross realized gains	$10,029	$33,501	$36,647
Gross realized losses	(31,979)	(19,985)	(16,868)
Proceeds from sales	301,128	913,600	756,513

Investment in associated companies
Investments in associated companies were as follows at December 31, 2022 and 2021:

	(dollars in thousands)
	2022	2021
National Rural Utilities Cooperative Finance Corporation (CFC)	$24,081	$24,081
CT Parts, LLC	6,574	7,049
Georgia Transmission Corporation	38,287	35,696
Georgia System Operations Corporation	7,750	6,500
Other	2,245	2,500
Total	$78,937	$75,826
The CFC investments consist of capital term certificates required in connection with our membership in CFC and a voluntary investment in CFC member capital securities. Accordingly, there is no market for these investments and they are valued at cost. The investment in Georgia Transmission represents capital credits valued at cost. The investment in Georgia System Operations represents loan advances. Repayments of these advances are due by December 2028.
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

In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $19,565,000.
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

The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
Patronage exclusion	(21.0)%	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%	0.0%

The components of our net deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	(dollars in thousands)
	2022	2021
Deferred tax assets
Net operating losses	$115,080	$—
Obligation related to asset retirements	345,879	331,311
Advance payments	183,833	175,077
Other regulatory liabilities	18,687	54,611
Other assets	30,373	24,838
Deferred tax assets	693,852	585,837
Less: Valuation allowance	—	—
Net deferred tax assets	$693,852	$585,837
Deferred tax liabilities
Fixed assets and intangibles	$(140,095)	$(40,655)
Right-of-use assets-finance leases	(77,923)	(77,923)
Other regulatory asset	(343,230)	(338,291)
Other liabilities	(15,352)	(17,984)
Deferred tax liabilities	(576,600)	(474,853)
Net deferred tax assets (liabilities)	$117,252	$110,984
Less: Patronage exclusion	(117,252)	(110,984)
Net deferred taxes	$—	$—
As of December 31, 2022, we generated a current year federal net operating loss of $447,086,000 which may be carried forward indefinitely. Due to the tax basis method for allocating patronage dividends, we will utilize this loss to offset any future federal taxable income prior to member allocation per the bylaws. There is no net impact to the deferred tax asset after the patronage exclusion.
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
We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2019 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2019 and forward. We have no liabilities recorded for uncertain tax positions.

6. Leases:
As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during 2022 and 2021 was insignificant.
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
Operating Leases
Our railcar operating leases have terms that extend through October 31, 2026. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease that has a term that extends through February 2042 with one renewal option for a 20-year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	2022	2021
	(dollars in thousands)
Right-of-use assets - Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(272,876)	(267,606)
Total finance lease assets	$29,856	$35,126

Lease liabilities - Finance leases
Obligations under finance leases	$52,937	$61,335
Long-term debt and finance leases due within one year	8,398	7,541
Total finance lease liabilities	$61,335	$68,876

Classification	2022	2021
	(dollars in thousands)
Right-of-use assets - Operating leases
Electric plant in service, net	$3,326	$2,293
Total operating lease assets	$3,326	$2,293

Lease liabilities - Operating leases
Capitalization - Other	$2,256	$1,550
Other current liabilities	1,164	838
Total operating lease liabilities	$3,420	$2,388

		2022	2021
		(dollars in thousands)
Lease Cost	Classification
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$7,542	$6,420
Interest on lease liabilities	Interest expense	$7,408	$8,177

Operating lease cost	Inventory(1) & production expense	$995	$1,079
Total lease cost		$15,945	$15,676

(1)The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	December 31, 2022	December 31, 2021
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Finance leases	5.94	6.90
Operating leases	6.44	8.01

Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	5.52%	4.73%

	2022	2021
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$7,408	$8,177
Operating cash flows from operating leases	$1,009	$1,129
Financing cash flows from finance leases	$7,541	$6,772

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,954	$—
Maturity analysis of our finance and operating lease liabilities as of December 31, 2022 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2023	$14,949	$1,324	$16,273
2024	14,949	850	15,799
2025	14,949	641	15,590
2026	14,949	350	15,299
2027	14,949	72	15,021
Thereafter	10,683	868	11,551
Total lease payments	$85,428	$4,105	$89,533
Less: imputed interest	(24,093)	(685)	(24,778)
Present value of lease liabilities	$61,335	$3,420	$64,755
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during 2022 and 2021 was as follows:

	2022	2021
Lease income	$6,539	$6,312

7. Debt:
Long-term debt consists of first mortgage notes payable to the United States of America acting through the Federal Financing Bank (FFB) and guaranteed by the Rural Utilities Service or the U.S. Department of Energy, first mortgage bonds payable (FMBs) and first mortgage notes issued in conjunction with the sale by public authorities of pollution control revenue bonds (PCRBs). Substantially all of our owned tangible and certain of our intangible assets are pledged under our first mortgage indenture as collateral for the Federal Financing Bank notes, the first mortgage bonds, and the first mortgage notes issued in conjunction with the sale of pollution control revenue bonds.
Maturities for long-term debt and finance lease obligations through 2027 are as follows:

	(dollars in thousands)
	2023	2024	2025	2026	2027
FFB	$312,695	$308,892	$282,399	$262,793	$271,623
FMBs	1,010	63,510	62,500	62,500	62,500
PCRBs	—	—	—	—	—
	$313,705	$372,402	$344,899	$325,293	$334,123
Finance Leases	8,398	9,351	10,413	11,595	12,912
Total	$322,103	$381,753	$355,312	$336,888	$347,035

The weighted average interest rate on our long-term debt at December 31, 2022 and 2021 was 3.78% and 3.69%, respectively.

Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2022 and December 31, 2021 are as follows:

	2022		2021
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts
	(dollars in thousands)
FFB	$7,084,148	$52,690	$6,526,858	$55,159
FMBs	4,152,021	52,480	3,653,031	46,985
PCRBs	704,190	8,972	735,165	9,765
	$11,940,359	$114,142	$10,915,054	$111,909
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
Borrowings under the Additional FFB Note may not exceed (i) $1,619,679,706 or (ii) an amount that, when aggregated with borrowings under the Original FFB Notes, equals 70% of Eligible Project Costs less the $1,104,000,000 guarantee payment we received from Toshiba Corporation in late 2017. At December 31, 2022, borrowings under the Additional FFB Note totaled $1,619,679,706.
At December 31, 2022, we had borrowed a total of $4,633,028,088, including capitalized interest under the Department of Energy-guaranteed loans. As of December 31, 2022, we have fully advanced under these guaranteed loans.

Under the Loan Guarantee Agreement, we are obligated to reimburse the Department of Energy in the event it is required to make any payments to the Federal Financing Bank under its guarantee. Our payment obligations to the Federal Financing Bank under the FFB Notes and reimbursement obligations to the Department of Energy under its guarantee, but not our covenants to the Department of Energy under the Loan Guarantee Agreement, are secured equally and ratably with all of our other obligations issued under our first mortgage indenture. The final maturity date for each advance is February 20, 2044. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of December 31, 2022, we have repaid $307,600,000 of principal borrowed on the FFB Notes. Interest rates on advances during the applicable interest rate periods will equal the current average yield on U.S. Treasuries of comparable maturity at the beginning of the interest rate period, plus a spread equal to 0.375%.
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
b)Rural Utilities Service Guaranteed Loans:
During 2022, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $317,245,000 for long-term financing of general and environmental improvements at existing plants and the Effingham acquisition. This total includes a Rural Utilities Service-guaranteed loan that provided long-term funding for the Effingham acquisition in the amount of $234,681,000 that closed in October 2022 and was fully advanced in November 2022.
In January 2023, we received an additional $15,431,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Credit Facilities:
As of December 31, 2022, we had a total of $1,810,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from December 2023 to December 2024. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2022, we had the ability to issue letters of credit totaling $960,000,000 in the aggregate, of which $957,000,000 remained available. At December 31, 2022, we had (i) $2,504,000 under these lines of credit in the form of issued letters of credit and (ii) $659,000,000 dedicated under one of these lines of credit to support a like amount of commercial paper that was outstanding.
d)First Mortgage Bonds:

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
e)Pollution Control Revenue Bonds:
On September 9, 2022, we redeemed $30,975,000 of Series 2017 pollution control revenue bonds.
On February 1, 2023, we remarketed $99,785,000 of Series 2017 pollution control revenue bonds. The remarketed bonds bear interest at indexed put rate modes until February 1, 2028 and are scheduled to mature in 2045. Our payment obligations related to these bonds are secured under our first mortgage indenture.

8. Electric plant, construction and related agreements:
a. Electric plant
We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2022 and 2021 is as follows:

	2022		2021
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation
In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$3,024,112	$(1,916,942)	$3,010,843	$(1,881,324)
Vogtle Units No. 3 & No. 4 (Nuclear – 30% ownership)	58,189	(8,627)	58,199	(7,290)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	991,852	(533,771)	973,682	(503,871)
Wansley Units No. 1 & No. 2(2) (Fossil – 30% ownership)	20,312	(15,337)	820,110	(649,301)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,378,904	(636,799)	1,415,115	(638,443)
Doyle (Combustion Turbine - 100% ownership)	145,780	(124,306)	144,711	(120,527)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	616,278	(296,624)	615,485	(284,749)
Hartwell (Combustion Turbine - 100% ownership)	232,532	(125,092)	227,834	(121,174)
Hawk Road (Combustion Turbine - 100% ownership)	269,837	(74,685)	266,149	(69,194)
Talbot (Combustion Turbine - 100% ownership)	301,869	(162,137)	300,335	(158,270)
Chattahoochee (Combined cycle - 100% ownership)	324,310	(171,272)	319,550	(166,859)
Effingham (Combined cycle - 100% ownership)	339,189	(121,318)	337,614	(112,057)
Smith (Combined cycle - 100% ownership)	686,517	(208,142)	672,184	(190,760)
Wansley (Combustion Turbine – 30% ownership)(2)	—	—	3,942	(3,889)
Washington County (Combustion Turbine – 100% ownership)	170,432	(88,585)	—	—
Transmission plant	107,992	(64,785)	102,966	(62,457)
Other	106,424	(65,922)	104,372	(62,885)
Property under finance lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	794,830	(569,245)	795,301	(532,674)
Total in-service	$9,569,359	$(5,183,589)	$10,168,392	$(5,565,724)
Construction work in progress

Vogtle Units No. 3 & No. 4	$7,583,291	$6,680,014
Environmental and other generation improvements	132,744	99,378
Total construction work in progress	$7,716,035	$6,779,392
(1)Amounts include plant acquisition adjustments at December 31, 2022 of $280,396,000 and December 31, 2021 of $248,000,000.
(2)Plant Wansley Units No. 1 and No. 2 and the combustion turbine were retired on August 31, 2022. The remaining balance represents land and certain asset retirement obligations.

Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production) on the accompanying consolidated statements of revenues and expenses.
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
In October 2017, Georgia Power, acting for itself and as agent for the other Co-owners, entered into a construction completion agreement with Bechtel Power Corporation, pursuant to which Bechtel serves as the primary contractor for the remaining construction activities for Vogtle Units No. 3 and No. 4 (the Bechtel Agreement) and is reimbursed for actual costs plus a base fee and an at-risk fee, subject to adjustment based on Bechtel’s performance against cost and schedule targets. Each Co-owner is severally, and not jointly, liable for its proportionate share, based on its ownership interest, of all amounts owed to Bechtel under the Bechtel Agreement. The Co-owners may terminate the Bechtel Agreement at any time for their convenience, provided that the Co-owners will be required to pay amounts related to work performed prior to the termination (including the applicable portion of the base fee), certain termination-related costs and, at certain stages of the work, the applicable portion of the at-risk fee. Bechtel may terminate the Bechtel Agreement under certain circumstances, including certain Co-owner suspensions of work, certain breaches of the Bechtel Agreement by the Co-owners, Co-owner insolvency and certain other events.
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of June 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.65 billion. At December 31, 2022, our total investment for our interest in the additional Vogtle units was approximately $8.0 billion. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

Our initial ownership interest and proportionate share of the cost to construct the additional Vogtle units was 30%, representing approximately 660 megawatts. However, we have exercised the tender option discussed below which caps our capital costs in exchange for a proportionate reduction of our 30% interest in the two units. Based on the current project budget and schedule and our interpretation of the Global Amendments (described below), we would transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share would decline from 30% to approximately 27.5%. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced.

The table below shows our project budget and actual costs through December 31, 2022 for our share of the project.
.

	(in millions)
	Project Budget (Tender)	Actual Costs at December 31, 2022
Construction Costs (1)	$6,554	$6,147
Freeze Capital Credit (2)	(528)	—
Financing Costs	2,025	1,770
Subtotal	$8,051	$7,917

Deferred Training Costs	47	46
Total Project Costs Before Contingency	$8,098	$7,963

Oglethorpe Contingency	$2	$—
Totals	$8,100	$7,963

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and $99 million in cost sharing benefits associated with the Global Amendments to the Joint Ownership Agreements.

(2) As described below, we exercised the tender option to cap our capital costs at the EAC in VCM 19 plus $2.1 billion, the freeze tender threshold. The freeze capital credit reflects our share of budgeted amounts that exceed this threshold.

The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. Any schedule extension beyond June 2023 and March 2024 for Units No. 3 and No. 4, respectively, is expected to increase our financing costs by approximately $30 million per month for both units and approximately $13 million per month for Unit No. 4.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installation, system turnovers and workforce statistics.

Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of December 31, 2022, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Future COVID-19 variants could further disrupt or delay construction, testing, supervisory, and support activities at Vogtle Units No. 3 and No. 4.

On July 29, 2022, Southern Nuclear announced that all Unit No. 3 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission. On August 3, 2022, the Nuclear Regulatory Commission published its 103(g) finding that the acceptance criteria in the combined license for Unit No. 3 had been met, which allowed for nuclear fuel to be loaded and start-up testing to begin. Fuel load for Unit No. 3 was completed on October

17, 2022. In early 2023, during the start-up and pre-operational testing for Unit No. 3, Southern Nuclear identified and remediated certain equipment and component issues. On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, a key milestone in the start-up process. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during May or June of 2023. Our current budget reflects our expectation of an in-service date for Unit No. 3 in June 2023. The projected schedule for Unit No. 3 primarily depends on the progression of final component and pre-operational testing and start-up, which may be impacted by further equipment, component and/or other operational challenges.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on potential impacts arising from Unit No. 4 testing activities overlapping with Unit No. 3 start-up and commissioning; maintaining overall construction productivity and production levels improving, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the duration of hot functional testing, which commenced on March 20, 2023, and other testing, the pace and quality of remaining commodities installation; completion of documentation to support inspections, tests, analyses and acceptance criteria submittals; the pace of remaining work package closures and system turnovers; and availability of craft, supervisory and technical support resources.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise, as Unit No. 3 completes start-up and commissioning and Unit No. 4 moves further into testing and startup, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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

With the receipt of the Nuclear Regulatory Commission’s 103(g) finding, Unit No. 3 is now under the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained within its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.

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

In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). On February 18, 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner is obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion ("EAC") for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's VCM 19 report filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs.
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

The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia
Public Service Commission filings. As of December 31, 2021, budget increases since VCM 19 reached $3.4 billion for all Co-owners. As a result of those increases, we believe that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 27.5%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $530 million in construction costs associated with the project. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender has been triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggers Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above is triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in VCM 19 by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.65 billion, and we would incur approximately $530 million of additional construction costs (excluding related financing costs) and retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively (each a Project Adverse Event). The schedule extensions, announced in February 2022, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction.

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

9. Employee benefit plans:
Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $2,017,000, $1,811,000 and $1,716,000 in 2022, 2021 and 2020, respectively.
Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $5,098,000, $4,527,000 and $4,371,000 in 2022, 2021 and 2020, respectively.
We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $4,616,000 and $5,840,000 in 2022 and 2021, respectively.

10. Nuclear insurance:
The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $13.7 billion. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450 million, a licensee of a nuclear power plant could be assessed a deferred premium of up to $138 million per incident for each licensed reactor operated by it, but not more than $20 million per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in five nuclear reactors, we could be assessed a maximum of $206 million per incident, but not more than $31 million in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every 5 years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than November 1, 2023.
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
NEIL also covers the additional costs that could be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of up to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After the deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted. In December 2022, we became members of NEIL which will allow us to participate in this coverage in 2023.
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

Claims resulting from terrorist acts and cyber events are covered under both the ANI and NEIL policies (subject to normal policy limits). The maximum aggregate that NEIL will pay for all claims resulting from terrorist acts in any 12-month period is $3.2 billion plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources. The maximum aggregate that NEIL will pay for all claims resulting from cyber acts and cyber events in any 12-month period is $3.2 billion each, plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
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
We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2023 for convenience, our cancellation obligation would be approximately $96,796,000.
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

As of December 31, 2022, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations	Finance and Operating Leases
2023	$26,891	$78,780	$63,850	$29,720	$16,709	$16,273
2024	26,070	39,690	62,818	57,749	52,003	15,799
2025	10,426	32,280	62,775	43,025	46,128	15,590
2026	—	28,980	68,872	15,736	49,445	15,299
2027	—	26,580	67,188	3,237	67,384	15,021
Thereafter	—	67,170	824,627	316,160	3,416,582	11,551

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

In July 2020, a group of individual plaintiffs filed a complaint, which was amended on December 9, 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer, of which we are a co-owner, has impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint, one of which remains pending. On December 29, 2022, the Superior Court of Fulton County granted Georgia Power’s motion to transfer the case to the Superior Court of Monroe County. As of the date of this annual report, this case has approximately 48 plaintiffs.

Eight additional complaints, three on October 8, 2021, four on February 7, 2022, and one on January 9, 2023, were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. Georgia Power has removed each of these cases to the U.S. District Court in the Middle District of Georgia. On November 16, 2022, plaintiffs voluntarily dismissed seven of the cases and, on February 21, 2023 the remaining plaintiff voluntarily dismissed the eighth case. Georgia Power has stated that it anticipates seven of these plaintiffs will refile their complaints.

The amount of any possible losses from these matters cannot be estimated at this time.

In May 2022, Florida Power & Light Company and JEA filed a complaint in the U.S. District Court for the Northern District of Georgia against us and the other co-owners of Plant Scherer alleging that their contractual responsibility for a proportionate share of certain common facility costs relating to future environmental projects at Plant Scherer should be decreased following the retirement of Scherer Unit No. 4 at the end of 2021. We and the other co-owners of Plant Scherer filed motions to dismiss Florida Power & Light and JEA's complaint and, on February 9, 2023, the court granted our motions to dismiss with leave to amend. On March 13, 2023, Florida Power & Light and JEA filed an amended complaint. While we do not believe that the co-ownership agreements support the arguments raised by Florida Power & Light Company and JEA, if their arguments were to be successful in this case, we could be responsible for an increased percentage of these costs relating to our interests in Scherer Unit Nos. 1 and 2. The amount of additional costs relating to these future projects, if any, cannot be determined at this time.

13. Plant Wansley:
In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley, of which we own a 30% interest, by August 31, 2022. In accordance with the approved plan, Georgia Power retired Plant Wansley in August 2022. Beginning in 2021, we accelerated depreciation of the remaining plant in service assets associated with Plant Wansley based upon the August 2022 retirement date and created a regulatory asset to defer a portion of the accelerated depreciation expense. These deferred costs will be recovered through future rates over a period ending no later than December 31, 2040. The Georgia Public Service Commission also approved Georgia Power’s modified closure proposal for the ash pond at Plant Wansley. The proposal recommended closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill, the retirement of Plant Wansley, beneficial use of the coal ash, and managing construction and operational risks of the previous close in place design. The Georgia Environmental Protection Department must also approve the change in closure plans. At December 31, 2022, we recognized an additional $40,656,000 in liabilities related to the Wansley coal ash pond asset retirement obligation. We expect to periodically receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures.

14. Plant Acquisition:

On December 20, 2022, we acquired two generating units at the Washington County Power Plant, a four-unit 660 megawatt combustion turbine generation and transmission facility located in Sandersville, Georgia, from Gulf Pacific Power, LLC, an investment fund managed by Harbert Management Corporation. The two acquired units added over 300 megawatts of natural gas-fired capacity to our generation portfolio. As part of the acquisition of the units we assumed an existing power purchase and sale agreement to sell the capacity and associated energy to Georgia Power through May 31, 2024. On June 1, 2024, the output of the acquired units will be available to our subscribing members.

As a result of the power purchase and sale agreement with Georgia Power, our subscribing members are not allowed to take output and we are deferring the current results of operations through the end of the agreement. Residual net results of operations from Washington County, including related interest costs, are being deferred as a regulatory asset. This regulatory asset will be amortized over the then remaining life of the plant, estimated to be 24 years at June 2024.

Some of our members elected to take service (scheduling members) at the end of the power purchase and sale agreement with Georgia Power and some members have elected to defer (deferring members) their share of output until on or before January 2026. Residual net results of operations attributable to the deferring members will also be deferred as a regulatory asset and amortized over the then remaining life of the plant. If a deferring member elects to take service before January 2026, amortization of the regulatory asset will begin upon taking service.

The purchase price was $86,826,000 and the acquisition also included other transaction costs of approximately $1,051,000 (consisting primarily of legal and professional services). We accounted for the acquisition as an asset acquisition. We financed the acquisition on an interim basis through the issuance of commercial paper. We intend to submit a loan application to the Rural Utilities Service for long-term financing of this acquisition. For any amounts not funded through the Rural Utilities Service, we intend to issue first mortgage bonds. We expect that any financing from the Rural Utilities Service or through first mortgage bonds will be secured under our first mortgage indenture.

The following amounts represent the identifiable assets acquired and liabilities assumed in the Washington County acquisition:

Classification
(dollars in thousands)
Recognized identifiable assets acquired and liabilities assumed:
Electric plant in service, net	$80,878
Inventories, at average cost	981
Other current assets	417
Power purchase and sale agreement	4,708
Other current liabilities	(158)
Total identifiable net assets	$86,826

15. Quarterly financial data (unaudited):

Summarized quarterly financial information for 2022 and 2021 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
2022
Operating revenues	$420,442	$533,128	$704,265	$472,302
Operating margin	57,845	54,269	64,553	17,384
Net margin	21,980	18,167	32,097	(10,540)
2021
Operating revenues	$376,331	$358,127	$460,822	$409,583
Operating margin	64,573	53,035	46,025	30,748
Net margin	25,958	13,145	8,907	9,771

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and the Board of Directors of Oglethorpe Power Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of revenues and expenses, patronage capital and membership fees and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Description of the Matter        Disclosures relating to on-going construction of Vogtle No. 3 and No. 4 units

As more fully described in Note 8b to the consolidated financial statements, the Company, together with Georgia Power Company, the Municipal Electric Authority of Georgia and the City of Dalton, are parties to an ownership participation agreement related to the construction of two additional nuclear power generation units – Plant Vogtle Unit No. 3 and Plant Vogtle Unit No. 4 (the Plants). The Company’s current budget for its ownership interest in the Plants is $8.1 billion, which includes capital costs, allowance for funds used during construction and certain contingencies. This budget reflects the Company’s exercise of a tender option contained in the Global Amendments to the Joint Ownership Agreement. Georgia Power does not agree with certain aspects of the tender option. As of December 31, 2022, the total investment in the Plants was approximately $8.0 billion. Since the inception of construction activities, there have been technical and procedural challenges encountered in the construction and licensing of the

Plants, including changes to the cost estimate and the timing of the completion of the project.

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
How We Addressed the
Matter in Our Audit
To test the adequacy of the Company’s disclosures regarding the status, risks and current budget for the nuclear construction project at the Plants, our audit procedures included, among others, evaluating the sensitivity of the Company’s project budget to changes in the assumed project completion date based upon the current project status, expected remaining costs and construction costs incurred to date. For example, we tested the underlying incurred cost information by obtaining external confirmation of the construction costs incurred through December 31, 2022 from Georgia Power Company, in its capacity as agent for the joint owners, and compared the confirmed costs to the amounts recorded by the Company in the consolidated financial statements. We also inspected reports regarding the project construction status and other key performance metrics that are used by the Company in assessing the project status and evaluating the adequacy of its project budget. In addition, we discussed with management and the Company’s VP of Capital Projects & Technical Services regarding the project status, progress against key milestones, challenges encountered and the related impact on estimated costs to complete the project. We compared this information to the budgeted costs and remaining project contingency funds included in the Company’s disclosure. In addition, we read minutes of the Company’s construction committee meetings as well as reports of external independent monitors employed by the Georgia Public Service Commission to monitor the state of construction at the Plants and compared this information to the project status.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
March 27, 2023

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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our board of directors currently has two vacancies. One of the vacancies is for an at-large member position and the other is for an outside director position. Our members did not fill either of the two vacancies in 2022, and we do not anticipate that our members will elect directors to fill those vacancies during 2023.

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

Executive Officer and Director Biographies
Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Michael L. Smith	63	President and Chief Executive Officer
Elizabeth B. Higgins	54	Executive Vice President and Chief Financial Officer
David W. Sorrick	59	Executive Vice President and Chief Operating Officer
William F. Ussery	58	Executive Vice President, Member Relations
Annalisa M. Bloodworth	44	Senior Vice President and General Counsel
Lori K. Holt	61	Senior Vice President, Fuels & Co-owned Assets
Jeffrey R. Swartz	60	Senior Vice President, Plant Operations
Heather Teilhet	47	Senior Vice President, External Affairs
Jami G. Reusch	60	Vice President, Human Resources

Directors:
Marshall S. Millwood	73	Chairman and Member Group Director (Group 3)
James I. White	77	Vice-Chairman and Member Group Director (Group 1)
Jimmy G. Bailey	74	At-Large Director
Horace H. Weathersby III	63	At-Large Director
George L. Weaver	75	Member Group Director (Group 1)
Danny L. Nichols	58	Member Group Director (Group 2)
Sammy G. Simonton	81	Member Group Director (Group 2)
Randy Crenshaw	70	Member Group Director (Group 3)
Fred A. McWhorter	76	Member Group Director (Group 4)
Jeffrey W. Murphy	59	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	53	Member Group Director (Group 5)
Wm. Ronald Duffey	81	Outside Director
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
Executive Officer Biographies
Michael L. Smith is our President and Chief Executive Officer and has served in that capacity since November 2013. Prior to joining Oglethorpe, Mr. Smith served as Georgia Transmission's President and Chief Executive Officer from 2005 to 2013 after he joined Georgia Transmission as its Senior Vice President and Chief Financial Officer in 2003. From 2002 to 2003, Mr. Smith co-founded and served as the Executive Director of the Committee of Chief Risk Officers. From 1997 to 2002, Mr. Smith held multiple positions at Mirant Corporation, most recently as Vice President and Global Risk Officer. From 1994 to 1997, he was Manager of Planning and Evaluation for Vastar Resources and prior to that he worked at ARCO in various positions from 1983 to 1994. Mr. Smith has a Bachelor's degree in Business Law and a Masters of Business Administration in Finance from Louisiana State University. Mr. Smith is on the board of directors for the Georgia Chamber of Commerce, the Georgia Energy and Industrial Construction Consortium and for ACES Power Marketing.
Elizabeth B. Higgins is our Executive Vice President and Chief Financial Officer and has served in that office since July 2004. In October 2008, Ms. Higgins' title changed from Chief Financial Officer to her current title. Ms. Higgins served as Senior Vice President, Finance & Planning of Oglethorpe from July 2003 to July 2004. Ms. Higgins served as Vice President of Oglethorpe with various responsibilities including strategic planning, rates, analysis and member relations from September

2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer of Oglethorpe from October 1999 to September 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Georgia State University. Ms. Higgins serves on the advisory board of FM Global and is a member of the Rotary Club of Atlanta. She also serves as a mentor with Pathbuilders, a development program for high potential women.

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

William F. Ussery is our Executive Vice President, Member Relations and has served in that office since October 2005. In October 2008, Mr. Ussery's title changed from Senior Vice President, Member and External Relations to Executive Vice President, Member and External Relations. In January 2020, Mr. Ussery’s title changed to Executive Vice President, Member Relations. Mr. Ussery previously served as Vice President and Assistant Chief Operating Officer of Oglethorpe from November 2003 to October 2005. Prior to joining Oglethorpe in 2001, Mr. Ussery held several key positions, including Chief Operating Officer, Vice President of Engineering and System Engineer at Sawnee Electric Membership Corporation. Mr. Ussery holds a Bachelor of Science degree in Electrical Engineering from Auburn University and an associate degree in Science from Middle Georgia College. Since March 2007, Mr. Ussery has served as a board member of the Council on Alcohol and Drugs, Inc. and previously served as its Chairman.

Annalisa M. Bloodworth is our Senior Vice President and General Counsel and has served in that capacity since January 2017. Ms. Bloodworth joined Oglethorpe in 2010 and served in various roles prior to taking her current position, most recently as Deputy General Counsel. Prior to joining Oglethorpe, Ms. Bloodworth was in private practice at Eversheds Sutherland (US) LLP. In addition to energy, her legal experience includes significant work in commercial development, real estate, regulatory compliance, and construction contracting. Ms. Bloodworth is a graduate of Trinity University where she earned a Bachelor of Arts in Economics and Emory University School of Law where she earned her Juris Doctor degree. Ms. Bloodworth is a member of the International Women's Forum, Leadership Georgia, and Leadership Atlanta. She serves as Treasurer for the board of directors of Murphy-Harpst Children's Home, and is a Past-President of the Emory University School of Law Alumni Board.

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
Jeffrey R. Swartz is our Senior Vice President, Plant Operations and has served in that capacity since September 2022. Prior to joining us, Mr. Swartz was Vice President for Power Operations for New Fortress Energy from 2021 to 2022. Prior to that, he was Vice President of Plant Generation Operations for Duke Energy Florida, LLC from 2012 to 2021 and began working for other subsidiaries of Duke Energy Corporation in 2001. Mr. Swartz graduated from the United States Naval Academy with a Bachelor of Science in Mechanical Engineering degree and is a veteran of the U.S. Navy with engineering experience in nuclear power.

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
Director Biographies
Jimmy G. Bailey is an at-large director. Mr. Bailey has served on our board of directors since September 2015 and his present term will expire in March 2025. Mr. Bailey is a member of the compensation committee and the construction project committee. Mr. Bailey is a director of the Diverse Power Incorporated, an EMC, and served as the Chairman of Diverse Power board from 2018 to 2020. Mr. Bailey owned and operated a construction contracting business from 1970 to 2018. He also served as Chairman of Kudzu Networks Inc., a subsidiary of Diverse Power, and was President of the Georgia Directors Association in 2017 and 2018.
Randy Crenshaw is a member group director (group 3). Mr. Crenshaw has served on our board of directors since March 2016, and his present term will expire in March 2025. He is a member of the audit committee. Mr. Crenshaw is President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Mr. Crenshaw also serves on the board of directors for Georgia Electric Membership Corporation, Green Power EMC and Smarr EMC and is chairman of the board of directors for GRESCO Utility Supply, Inc. He is a former member of the Georgia System Operations board of directors and former chairman of the Georgia Cooperative Council board of directors. He is also President of the Irwin/Ocilla Chamber of Commerce.
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
Ernest A. "Chip" Jakins III is a member group director (group 5). Mr. Jakins has served on our board of directors since 2014, and his present term will expire in March 2026. Mr. Jakins is chairman of the compensation committee and also serves on the construction project committee. Mr. Jakins is currently the President and Chief Executive Officer of Jackson Electric Membership Corporation and was previously President and Chief Executive Officer of Carroll Electric Membership Corporation. He also serves as a director for Georgia System Operations, where he is a member of the compensation committee, for Georgia Electric Membership Corporation where he is a member of the Economic Development Committee, and for Green Power EMC. He is also a member of the Georgia Chamber of Commerce.

Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2025. He is a member of the compensation committee and the construction project committee. Mr. McWhorter serves as Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He is the owner of F.A. McWhorter Poultry Farms.
Marshall S. Millwood is the Chairman of the Board and a member group director (group 3). Mr. Millwood has served on our board of directors since March 2003, and his present term will expire in March 2026. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2024. He is a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.
Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2026. Mr. Nichols is the chairman of the construction project committee and also serves on the compensation committee. Mr. Nichols is the General Manager of Colquitt Electric Membership Corporation.
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
Horace H. Weathersby III is an at-large director. Mr. Weathersby has served on our board of directors since 2022, and his present term will expire in March 2026. He is a member of the compensation committee and the construction committee. Mr. Weathersby is a director of Planters Electric Membership Corporation where he has served since 2006 and currently serves as Chairman. Mr. Weathersby is the owner of Millen Peanut Company and Horace Weathersby Farms. Mr. Weathersby is also a director of Georgia Electric Membership Corporation, Jenkins County Commission and South Jenkins Volunteer Fire Department.

George L. Weaver is a member group director (group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2025. He is a member of the audit committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President and Chief Executive Officer. Mr. Weaver is currently a director of Meridian Cooperative and is a former director of Federated Rural Electric Insurance Corporation.
James I. White is Vice-Chairman of the Board and a member group director (group 1). Mr. White has served on our board of directors since March 2012, and his present term will expire in March 2026. He is a member of the audit committee. Mr. White has served as a director of Snapping Shoals Electric Membership Corporation since 1995. Mr. White is the owner and president of Realty South Inc. and the owner of T.K. White Real Estate Co. and is a member of the Metro South Association of Realtors and Georgia Association of Realtors. Mr. White was involved with the Henry County Development Authority for over 20 years. He was previously vice president at the First National Bank in Crestview, Florida.
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
Audit Committee.    The audit committee is responsible for assisting the board of directors in its oversight of various aspects of our business, including all material aspects of our financial reporting functions as well as risk assessment and management. Its responsibilities related to financial reporting include selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee also reviews our policy standards and guidelines for risk assessment and risk management as discussed further under "– Board of Directors' Role in Risk Oversight." As of the date of this annual report, the members of the audit committee are Ronald Duffey, Randy Crenshaw, Jeffrey Murphy, Sam Simonton, George Weaver and James White. Mr. Duffey is the chairman of the audit committee. The board of directors has determined that Mr. Duffey qualifies as an independent audit committee financial expert.

Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to our compensation programs as needed. As of the date of this annual report, the members of the compensation committee are Chip Jakins, Jimmy Bailey, Fred McWhorter, Danny Nichols and Horace Weathersby. Mr. Jakins is the chairman of the compensation committee.

Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. As of the date of this annual report, the members of the construction project committee are Danny Nichols, Jimmy Bailey, Chip Jakins, Fred McWhorter and Horace Weathersby. Mr. Nichols is the chairman of the construction project committee.

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

ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Executive Summary
The philosophy and objective of our compensation and benefits program is to establish and maintain competitive total compensation programs that will attract, motivate and retain the qualified and skilled workforce necessary for our continued success. The compensation committee of the board of directors has the primary responsibility for establishing, implementing and monitoring adherence with our compensation programs. To help align executive officers' interests with those of our members, we have designed a significant portion of our cash compensation program as a pay for performance based system that rewards executive officers based on our success in achieving the corporate goals discussed below. To remain competitive, we review our total compensation program against generally available market data to gain a general understanding of current compensation practices.
Components of Total Compensation
The compensation committee determined that compensation packages for the fiscal year ended December 31, 2022 for our executive officers should be comprised of the following three primary components:
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
Performance Pay.    Performance pay is designed to reward executive officers based on the achievement of certain strategic corporate goals. The corporate goals selected are designed to align the interests of our executive officers and employees with the interests of our members. The compensation committee believes it is appropriate to consider only corporate goal achievement when determining executive officers' performance pay because our corporate philosophy focuses on teamwork, and we believe that better results evolve from mutual work towards common goals. Furthermore, the compensation committee believes that our achievement of these corporate goals will correspond to high company performance, and our executive officers are responsible for directing the work and making the strategic decisions necessary to successfully meet these goals. For 2022, each executive officer was eligible to receive up to 20% of his or her base salary as a performance bonus based on the achievement of corporate goals. For 2023, we increased the performance bonus amounts and each executive officer will be eligible to receive up to 30% or 35% of his or her base salary based on the achievement of corporate goals and his or her position.

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
We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2022, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.
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
Role of Generally Available Market Data.    To confirm that our compensation levels remain competitive, we review standardized surveys to compare our total compensation program against other companies in the utility industry of a similar size. We utilize these surveys to gain a general understanding of current compensation practices and better understand and compare the components of our compensation program. The surveys we review are generally available and executive compensation levels at other companies do not drive our compensation decisions. For our employees overall and for our executive officers, we review market compensation levels as a reference point in our overall compensation review process.

In order to supplement our internal review of generally available market data, we periodically hire a compensation consultant to provide us with supplemental market information to help us evaluate our compensation practices. In 2022, we engaged an independent consultant to provide supplemental market data regarding the relative competitiveness of our compensation.

Corporate Goals for Performance Pay
We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2022, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.
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
Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2022, we may earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $50 million goal. Two other financial goals focus on our internal controls over financial reporting.
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
For 2022, we multiplied 20% of each executive officers' base salary by the corporate goal achievement percentage to determine his or her performance bonus.

Assessment of Performance of 2022 Corporate Goals
The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2022 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2022 Result	Weight	Weighted Goal Achieved
Safety
Incident Rate	Lost Work Time Incidents	1 (if not OSHA)	0	4	3.0%	0.00%
Safety Program(1)	Safety Training and Meetings	100.0%	100.0%	100.0%	1.0%	1.00%
	Safety Observation Program	198/110	330/220	370/285	2.5%	2.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.5%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	96.4%	100.0%	99.7%	4.0%	2.90%
Fleet	Successful Dispatch	90.0%	97.5%	97.7%	2.0%	1.56%
	Peak Season Availability	71.2%	99.9%	88.2%	21.0%	18.53%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	8.2%	5.4%	2.3%	0.65%	0.65%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	8.8%	5.8%	9.0%	0.35%	0.08%
	Nuclear Fleet Capability Factor	92.9%	94.9%	94.3%	2.0%	1.37%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	100.0%	7.0%	7.00%
	Status of Project	Meet applicable deadlines		0.0%	3.0%	0.00%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines & budgets		100.0%	6.0%	6.00%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	0	4.0%	4.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$50,000,000	$59,266,050	14.0%	14.00%
	Additional Cost Savings	$0	$50,000,000	$50,000,000	0-5.0%	5.00%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	0	2.0%	2.00%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	94.0%	15.0%	14.11%
Total					100.0%	93.20%
(1)Certain sub-goals are aggregated for purposes of the table.
(2)Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.
As noted above, we achieved 93.20% of our corporate goals for 2022. As a result, each of our executive officers received performance pay in an amount equal to 93.20% of 20% of his or her base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2022(1):

Executive Officer	Performance Pay*
Michael L. Smith	$178,379
Elizabeth B. Higgins	103,452
David W. Sorrick	88,851
William F. Ussery	78,661
Annalisa M. Bloodworth	75,492
*Performance pay was calculated based on base salaries as of December 31, 2022. Actual compensation earned in 2022 is reported in the Summary Compensation Table below.
(1) Mr. Price retired during 2022 and was not eligible for performance pay.

Employment Agreements
General
We have an employment agreement with Mr. Smith, Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that these executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting in our members' best interests. We review these agreements on an annual basis.
Our employment agreement with Mr. Smith extends through December 31, 2025. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $956,970, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.
We also have employment agreements with Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth. The current term of Ms. Higgins', Mr. Sorrick's, Mr. Ussery's and Ms. Bloodworth's agreements extends through December 31, 2025 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.
Minimum annual base salaries under these agreements are $555,000 for Ms. Higgins, $520,000 for Mr. Sorrick, $422,000 for Mr. Ussery and $405,000 for Ms. Bloodworth. Salaries are subject to review and possible adjustment as determined by the president and chief executive officer. Each executive is also eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by the president and chief executive officer at his sole discretion. The employment agreements with Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth contain severance pay provisions.
On October 11, 2021, we entered into a transition agreement with Mr. Price to promote the orderly transition of responsibilities from Mr. Price to a successor chief operating officer following Mr. Price's anticipated retirement. Mr. Price retired on May 31, 2022. Pursuant to the terms of the transition agreement, Mr. Price received separation payments of $1,073,443, which represented two times his base salary plus the value of a COBRA subsidy for one year which are comparable to the severance benefits under Mr. Price's employment agreement at the time of entering into the transition agreement. As part of the transition agreement, Mr. Price agreed not to compete or work in the electric energy for four years following his retirement, subject to the repayment of the separation payments.

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
Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $2,139,880.
Our president and chief executive officer considered the total amount of compensation Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth would receive upon the occurrence of a severance event and determined that it was appropriate for these executive officers to receive severance compensation equal to a maximum of two years of his or her then current base salary, plus benefits as described below, because such agreements provide a measure of stability for both us and the executive officers. In addition, like our president and chief executive officer, these executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, our president and chief executive officer believes such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.
Pursuant to the terms of their employment agreements, Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth in the circumstances described above is $1,229,260, $1,125,831, $934,688 and $934,017, respectively.
Compensation Committee Report
The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for filing with the SEC.

Respectfully Submitted
The Compensation Committee
Earnest A. Jakins III
Jimmy G. Bailey
Fred A. McWhorter
Danny L. Nichols
Horace H. Weathersby III

Compensation Committee Interlocks and Insider Participation
Mr. Jakins, Mr. Bailey, Mr. McWhorter, Mr. Millwood, Mr. Nichols and Mr. Weathersby served as members of our compensation committee during all or a portion of 2022.
Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $339.9 million to us in 2022 under its wholesale power contract accounted for approximately 16.0% of our total revenues.
Mr. Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $59.9 million to us in 2022 under its wholesale power contract accounted for approximately 2.8% of our total revenues.
Summary Compensation Table
The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Michael L. Smith	2022	$947,475	$—	$178,379	$186,873	$1,312,727
President and	2021	890,140	—	166,176	177,508	1,233,824
Chief Executive Officer	2020	833,854	—	160,886	166,731	1,161,471

Michael W. Price(2)	2022	178,390	—	—	1,230,799	1,409,189
Former Executive Vice President	2021	515,333	—	95,644	107,182	718,159
and Chief Operating Officer	2020	480,501	—	96,053	101,764	678,318

Elizabeth B. Higgins	2022	549,167	—	103,452	113,797	766,416
Executive Vice President and	2021	517,333	—	96,013	108,579	721,925
Chief Financial Officer	2020	486,547	—	96,435	102,427	685,409

David W. Sorrick(3)	2022	484,168	—	88,851	110,233	683,252
Executive Vice President and
Chief Operating Officer

William F. Ussery	2022	417,833	—	78,661	97,440	593,934
Executive Vice President,	2021	395,000	—	73,302	83,332	551,634
Member Relations	2020	375,231	—	73,666	81,806	530,703

Annalisa M. Bloodworth	2022	390,750	—	75,492	95,858	562,100
Senior Vice President,
and General Counsel

(1)Figures for 2022 consist of matching contributions and contributions made by Oglethorpe under the 401(k) Retirement Savings Plan on behalf of each Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Ms. Bloodworth of $40,500 and $32,733 for Mr. Sorrick; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Mr. Price, Ms. Higgins, Mr. Ussery, and Ms. Bloodworth, respectively of $126,071,

$15,692, $57,568, $36,344 and $30,251; transition payment of $1,073,443 to Mr. Price, relocation payments to Mr. Sorrick of $65,000; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.
(2)Mr. Price retired on May 31, 2022.
(3)Mr. Sorrick joined Oglethorpe on February 9, 2022.

The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2022.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name(1)	Grant Date	Threshold	Maximum
Michael L. Smith	N/A	$53,612	$191,394
Elizabeth B. Higgins	N/A	$31,093	$111,000
David W. Sorrick	N/A	$26,704	$95,333
William F. Ussery	N/A	$23,642	$84,400
Annalisa M. Bloodworth	N/A	$22,689	$81,000
For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2022 Corporate Goals."
(1) Mr. Price retired during 2022 and was not eligible for performance pay.
Nonqualified Deferred Compensation
We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($305,000 as indexed).
The following table sets forth contributions for the fiscal year ended December 31, 2022 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Michael L. Smith	$39,000	$126,071	$(229,622)	$—	$1,272,230
Elizabeth B. Higgins	$12,480	$57,568	$(203,388)	$—	$811,214
William F. Ussery	$3,000	$36,344	$(67,727)	$—	$358,220
Annalisa M. Bloodworth	$5,888	$30,251	$(26,220)	$—	$150,166

Former Executive Officer:
Michael W. Price	$—	$15,692	$(60,570)	$(732,719)	$—
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
Pay Ratio Disclosure
We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2022.

To identify our median employee, we determined that as of December 31, 2022, we had 323 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2022 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.
Based upon this analysis, we determined that our median employee's annual total compensation for 2022 was $166,561. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2022 was $1,312,727. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2022 was 7.88:1.
Compensation Policies and Practices As They Relate to Our Risk Management
We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Director Compensation
The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2022.

Name	Total Fees Earned or Paid in Cash
Member Directors
Jimmy G. Bailey	$17,680
Randy Crenshaw	$16,770
Ernest A. "Chip" Jakins III	$13,390
Fred A. McWhorter	$11,700
Marshall S. Millwood, Chairman	$22,412
Jeffrey W. Murphy	$16,770
Danny L. Nichols	$16,380
Sammy G. Simonton	$19,710
Horace H. Weathersby III(1)	$13,100
George L. Weaver	$17,530
James I. White, Vice-Chairman	$22,100
Outside Director
Wm. Ronald Duffey	$32,810
(1)(1) Mr. Weathersby was elected to our board of directors in March 2022.

In 2022, we paid our member directors a fee of $1,560 per board meeting and $1,040 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors were paid $780 per day for attending the annual meeting of members and member advisory board meetings and $390 per day for participation by video conference for a meeting of the advisory board. We paid our outside director a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors, including the outside director, were paid $130 per hour, or for each fraction thereof, up to a daily cap of $780, when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

Through June 6, 2022, we paid our directors $600 per day, travel and out-of-pocket expenses for attending external training. We also paid any fees charged for such training. Directors may have chosen one external training course per year to attend. Our board of directors approved an increase in compensation for external training and the number of external training courses our directors are compensated for attending, effective after June 6, 2022. Subsequent to June 6, 2022, directors may choose up to three external training courses related to their role as director and/or the energy industry per year to attend. Our directors will continue to be paid $600 per day for each day of an external training course plus, where applicable, up to two additional days for time spent traveling to and from an external training course. Directors will continue to be reimbursed for travel and out-of-pocket expenses for attending external training.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation and Middle Georgia Electric Membership Corporation. Irwin and Middle Georgia are members of ours and each has a wholesale power contract with us. Irwin's revenues of $9.8 million to us in 2022 under its wholesale power contract accounted for approximately 0.5% of our total revenues. Middle Georgia's revenues of $6.4 million to us in 2022 under its wholesale power contract accounted for approximately 0.3% of our total revenues.
Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $339.9 million to us in 2022 under its wholesale power contract accounted for approximately 16.0% of our total revenues.
Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $26.7 million to us in 2022 under its wholesale power contract accounted for approximately 1.3% of our total revenues.
Danny Nichols is a director of ours and is the General Manager of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $59.9 million to us in 2022 under its wholesale power contract accounted for approximately 2.8% of our total revenues.
George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $100.3 million to us in 2022 under its wholesale power contract accounted for approximately 4.7% of our total revenues.
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
Director Independence
Because we are an electric cooperative, our members own and manage us. Our bylaws set forth specific requirements regarding the composition of our board of directors. See "DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Our Board of Directors – Structure of Our Board of Directors" for a detailed discussion of the specific requirements contained in our bylaws regarding the composition of our board of directors.

In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2022. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2022 and 2021, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2022	2021
	(dollars in thousands)
Audit Fees(1)	$706	$550
Audit-Related Fees(2)	162	103
Tax Fees(3)	—	30
All Other Fees(4)	2	1
Total	$870	$684
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
Pre-Approval Policy
The audit and permissible non-audit services performed by Ernst & Young LLP in 2022 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2022, 2021 and 2020	64
	Consolidated Balance Sheets, As of December 31, 2022 and 2021	65
	Consolidated Statements of Capitalization, As of December 31, 2022 and 2021	67
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2022, 2021 and 2020	68
	Consolidated Statements of Patronage Capital and Membership Fees, For the Years Ended December 31, 2022, 2021 and 2020	69
	Notes to Consolidated Financial Statements	70
	Report of Independent Registered Public Accounting Firm	106

(2)	Financial Statement Schedules
	None applicable.

(3)	Exhibits

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
Twelfth Amended and Restated Loan Contract, dated as of October 18, 2022, between Oglethorpe and the United States of America. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2022, File No. 333-192954.)

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

*4.2.1(ffff)
Eighty-Third Supplemental Indenture, dated as of April 1, 2022, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2022A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on April 7, 2022, File No. 333-192954.)

*4.2.1(gggg)
Eighty-Fourth Supplemental Indenture, dated as of October 18, 2022, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to the Series 2022 (FFB AE48) Note, Series 2022 (RUS AE48) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2022, File No. 333-192954.)

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

4.4.1(1)	–	Loan Agreement, dated as of April 1, 2013, between the Development Authority of Appling County and Oglethorpe relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical (Term Rate Bonds) loan agreements.
4.4.2(1)	–	Note, dated April 23, 2013, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical notes.
4.4.3(1)	–	Trust Indenture, dated as of April 1, 2013, between the Development Authority of Appling County and U.S. Bank National Association, as trustee, relating to the Development Authority of Appling County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Hatch Project), Series 2013A, and two other substantially identical indentures.
4.5.1(1)	–	Loan Agreement, dated as of October 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and two other substantially identical (Indexed Put Rate Bonds) loan agreements.
4.5.2(1)	–	Note, dated October 12, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and two other substantially identical notes.
4.5.3(1)	–	Trust Indenture, dated as of October 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and two other substantially identical indentures.
4.5.4(1)	–	Bondholder's Agreement, dated as of October 1, 2017, by and between Oglethorpe and RBC Municipal Products, LLC, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017A, and two other substantially identical bondholder's agreements.

4.6.1(1)	–	Loan Agreement, dated as of December 1, 2017, between the Development Authority of Burke County and Oglethorpe relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and two other substantially identical (Fixed Rate and Term Rate Bonds) loan agreements.
4.6.2(1)	–	Note, dated December 28, 2017, from Oglethorpe to U.S. Bank National Association, as trustee, acting pursuant to a Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and two other substantially identical notes.
4.6.3(1)	–	Trust Indenture, dated as of December 1, 2017, between the Development Authority of Burke County and U.S. Bank National Association, as trustee, relating to the Development Authority of Burke County Pollution Control Revenue Bonds (Oglethorpe Power Corporation Vogtle Project), Series 2017C, and two other substantially identical indentures.
4.7.1(1)	–	Bond Purchase Agreement, dated as of December 30, 2009, between Oglethorpe and CoBank, ACB, relating to Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond).
4.7.2(1)	–	Oglethorpe Power Corporation (An Electric Membership Corporation) First Mortgage Bond, Series 2009 CoBank (Clean Renewable Energy Bond), dated December 30, 2009, from Oglethorpe to CoBank, ACB, in the original principal amount of $16,165,400.
*4.8.1	–
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

*10.1.8	–	Assignment of Interest in Ownership Agreement and Operating Agreement No. 2, dated December 30, 1985, between Oglethorpe, Assignor, and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, Assignee, together with a schedule identifying three substantially identical Assignments of Interest in Ownership Agreement and Operating Agreement. (Filed as Exhibit 10.1.6 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.1.9(a)	–	Consent, Amendment and Assumption No. 2, dated December 30, 1985, among Georgia Power Company and Oglethorpe and Municipal Electric Authority of Georgia and City of Dalton, Georgia and Gulf Power Company and Wilmington Trust Company and William J. Wade, as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.1.9(b)	–	Amendment to Consent, Amendment and Assumption No. 2, dated as of August 16, 1993, among Oglethorpe, Georgia Power Company, Municipal Electric Authority of Georgia, City of Dalton, Georgia, Gulf Power Company, Jacksonville Electric Authority, Florida Power & Light Company and Wilmington Trust Company and NationsBank of Georgia, N.A., as Owner Trustees under Trust Agreement No. 2, dated December 30, 1985, with Ford Motor Credit Company, together with a schedule identifying three substantially identical Amendments to Consents, Amendments and Assumptions. (Filed as Exhibit 10.1.9(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(a)	–	Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.8 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.1(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of July 1, 1986. (Filed as Exhibit 10.6.1(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1987, File No. 33-7591.)
*10.2.1(d)	–	Amendment Number Three to the Plant Robert W. Scherer Units Numbers One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of August 1, 1988. (Filed as Exhibit 10.6.1(b) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.1(e)	–	Amendment Number Four to the Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.1(c) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(a)	–	Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of May 15, 1980. (Filed as Exhibit 10.6.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(b)	–	Amendment to Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 30, 1985. (Filed as Exhibit 10.1.7 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.2.2(c)	–	Amendment Number Two to the Plant Robert W. Scherer Units Numbers One and Two Operating Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of December 31, 1990. (Filed as Exhibit 10.6.2(a) to the Registrant's Form 10-Q for the quarterly period ended September 30, 1993, File No. 33-7591.)
*10.2.2(d)	–
Third Amendment to Plant Robert W. Scherer Units One and Two Operating Agreement Among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of February 22, 2022. (Filed as Exhibit 10.2.2(d) to the Registrant's Form 10-K for the fiscal year ended December 31, 2021, File No. 333-192954.)

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

*10.4.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.4.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.5.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.1	–
Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.6.2	–
First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)

*10.6.3	–
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

*10.6.4	–
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

*10.6.5	–
Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*10.6.6	–
Supplemental Agreement to the Wholesale Power Contract, dated as of November 1, 2009, by and between Oglethorpe, Flint Electric Membership Corporation and the United States of America. (Filed as Exhibit 10.8.9 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*10.7	–	ITSA, Power Sale and Coordination Umbrella Agreement between Oglethorpe and Georgia Power Company, dated as of November 12, 1990. (Filed as Exhibit 10.28 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.8	–
Second Amended and Restated Nuclear Managing Board Agreement among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton, Georgia, dated as of April 21, 2006. (Filed as Exhibit 10.13(b) to the Registrant's Form 8-K, filed April 27, 2006, File No. 33-7591.)

*10.8(a)	–
Amendment No. 1 to Second Amended and Restated Nuclear Managing Board Agreement, dated as of April 8, 2008, among Georgia Power Company, Oglethorpe, Municipal Electric Authority of Georgia and City of Dalton. (Filed as Exhibit 10.9(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2013, File No. 000-53908.)

*10.8(b)	–
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

*10.9	–	Supplemental Agreement by and among Oglethorpe, Tri-County Electric Membership Corporation and Georgia Power Company, dated as of November 12, 1990, together with a schedule identifying 37 other substantially identical Supplemental Agreements. (Filed as Exhibit 10.30 to the Registrant's Form 8-K, filed January 4, 1991, File No. 33-7591.)
*10.10.1(a)	–
Member Transmission Service Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.33.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.10.1(b)	–
Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of August 2, 2006, by and between Oglethorpe and Georgia Transmission Corporation (An Membership Corporation). (Filed as Exhibit 10.17.1(b) to the Registrant's Form 10-Q for the quarterly period ended June 30, 2006, File No. 33-7591.)

*10.10.2	–
Generation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.10.3	–
Operation Services Agreement, dated as of March 1, 1997, by and between Oglethorpe and Georgia System Operations Corporation. (Filed as Exhibit 10.33.3 to the Registrant's Form 10-K for the fiscal year ended December 31, 1996, File No. 33-7591.)

*10.11	–
Long Term Transaction Service Agreement Under Southern Companies' Federal Energy Regulatory Commission Electric Tariff Volume No. 4 Market-Based Rate Tariff, between Georgia Power Company and Oglethorpe, dated as of February 26, 1999. (Filed as Exhibit 10.27 to the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, File No. 33-7591.)

*10.12	–
Amended and Restated Credit Agreement, dated as of December 11, 2019, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on December 11, 2019, File No. 333-192954.)

10.13(3)	–	Second Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and Michael L. Smith.
10.14(3)	–	Third Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and Elizabeth B. Higgins.
10.15(3)	–	Third Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and William F. Ussery.
10.16(3)	–	Employment Agreement, dated as of January 1, 2023, between Oglethorpe and David W. Sorrick.
10.17(3)	–	Second Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and Annalisa M. Bloodworth.
14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2022, File No. 333-192954.)
101	–	XBRL Interactive Data File.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2023.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/ MICHAEL L. SMITH
MICHAEL L. SMITH
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2023
MICHAEL L. SMITH

/s/ ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2023
ELIZABETH B. HIGGINS

/s/ G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 27, 2023
G. KENNETH WARREN, JR.

/s/ JIMMY G. BAILEY	Director	March 27, 2023
JIMMY G. BAILEY

/s/ RANDY CRENSHAW	Director	March 27, 2023
RANDY CRENSHAW

/s/ WM. RONALD DUFFEY	Director	March 27, 2023
WM. RONALD DUFFEY

/s/ ERNEST A. JAKINS III	Director	March 27, 2023
ERNEST A. JAKINS III

/s/ FRED MCWHORTER	Director	March 27, 2023
FRED MCWHORTER

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD	Director	March 27, 2023
MARSHALL S. MILLWOOD

/s/ JEFFREY W. MURPHY	Director	March 27, 2023
JEFFREY W. MURPHY

/s/ DANNY L. NICHOLS	Director	March 27, 2023
DANNY L. NICHOLS

/s/ SAMMY G. SIMONTON	Director	March 27, 2023
SAMMY G. SIMONTON

/s/ HORACE H. WEATHERSBY III	Director	March 27, 2023
HORACE H. WEATHERSBY III

/s/ GEORGE L. WEAVER	Director	March 27, 2023
GEORGE L. WEAVER

/s/ JAMES I. WHITE	Director	March 27, 2023
JAMES I. WHITE