Form 10-Q
period 2023-03-31
OGLETHORPE POWER CORP
filed 2023-05-11
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

i

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2022 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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
•adequate funding of our nuclear and coal ash pond decommissioning funds including investment performance and projected decommissioning costs;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2023 and December 31, 2022

	(dollars in thousands)
	2023	2022
Assets
Electric plant:
In service	$9,389,367	$9,266,627
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,230,497)	(5,183,589)
Electric plant in service, net	4,461,602	4,385,770

Nuclear fuel, at amortized cost	392,621	388,303
Construction work in progress	7,885,910	7,716,035
Total electric plant	12,740,133	12,490,108

Investments and funds:
Nuclear decommissioning trust fund	574,121	540,716
Investment in associated companies	77,750	78,937
Long-term investments	666,010	669,479
Other	33,032	32,561
Total investments and funds	1,350,913	1,321,693

Current assets:
Cash and cash equivalents	390,821	595,381
Restricted cash and short-term investments	16,000	104,431
Short-term investments	76,064	61,702
Receivables	163,909	220,015
Inventories, at average cost	315,715	297,951
Prepayments and other current assets	16,064	51,409
Total current assets	978,573	1,330,889

Deferred charges and other assets:
Regulatory assets	1,214,977	1,212,305
Prepayments to Georgia Power Company	13,441	20,873
Other	81,153	113,502
Total deferred charges	1,309,571	1,346,680
Total assets	$16,379,190	$16,489,370
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2023 and December 31, 2022

	(dollars in thousands)

	2023	2022
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,216,537	$1,192,127
Long-term debt	11,392,980	11,512,513
Obligation under finance leases	52,937	52,937
Obligation under Rocky Mountain transactions	28,416	27,945
Other	1,961	2,256
Total capitalization	12,692,831	12,787,778

Current liabilities:
Long-term debt and finance leases due within one year	320,331	322,102
Short-term borrowings	813,025	655,650
Accounts payable	82,251	203,705
Accrued interest	92,343	105,452
Member power bill prepayments, current	49,154	54,443
Other current liabilities	92,073	153,941
Total current liabilities	1,449,177	1,495,293

Deferred credits and other liabilities:
Asset retirement obligations	1,444,558	1,343,743
Member power bill prepayments, non-current	58,177	53,877
Regulatory liabilities	718,276	792,190
Other	16,171	16,489
Total deferred credits and other liabilities	2,237,182	2,206,299
Total equity and liabilities	$16,379,190	$16,489,370
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2023 and 2022

	(dollars in thousands)

	Three Months
	2023	2022
Operating revenues:
Sales to members	$387,653	$417,449
Sales to non-members	1,800	2,993
Total operating revenues	389,453	420,442
Operating expenses:
Fuel	133,168	165,484
Production	93,467	95,780
Depreciation and amortization	72,674	70,926
Purchased power	17,630	16,875
Accretion	15,508	13,532
Total operating expenses	332,447	362,597
Operating margin	57,006	57,845

Other income:
Investment income	16,382	11,847
Other	2,925	3,030
Total other income	19,307	14,877

Interest charges:
Interest expense	123,707	104,669
Allowance for debt funds used during construction	(74,430)	(56,773)
Amortization of debt discount and expense	2,626	2,846
Net interest charges	51,903	50,742
Net margin	$24,410	$21,980
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2023 and 2022

(dollars in thousands)
Balance at December 31, 2021	$1,130,423
Net margin	21,980
Balance at March 31, 2022	$1,152,403
Balance at December 31, 2022	$1,192,127
Net margin	24,410
Balance at March 31, 2023	$1,216,537
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2023 and 2022

	(dollars in thousands)
	2023	2022
Cash flows from operating activities:
Net margin	$24,410	$21,980
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	66,365	92,211
Accretion cost	15,508	13,532
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(149)	(135)
Deferred outage costs	(21,198)	(22,228)
Loss on sale of investments	1,289	8,271
Regulatory deferral of costs associated with nuclear decommissioning	(8,519)	(14,694)
Other	(863)	974
Change in operating assets and liabilities:
Receivables	49,887	(8,620)
Inventories	(17,711)	(715)
Prepayments and other current assets	4,027	5,954
Accounts payable	(116,354)	(78,836)
Accrued interest	(13,109)	(18,662)
Accrued taxes	(36,722)	16,180
Other current liabilities	(26,841)	29,836
Member power bill prepayments	(989)	(7,988)
Rate management program collections, net	(9,494)	11,017
Total adjustments	(115,320)	25,650
Net cash (used in) provided by operating activities	(90,910)	47,630
Cash flows from investing activities:
Property additions	(259,123)	(280,364)
Activity in nuclear decommissioning trust fund—Purchases	(2,500)	(195,038)
—Proceeds	283	192,858
Decrease in restricted investments	74,031	123,232
Activity in other long-term investments—Purchases	(63,505)	(111,490)
—Proceeds	68,226	94,279
Other	8,153	(3,718)
Net cash used in investing activities	(174,435)	(180,241)
Cash flows from financing activities:
Long-term debt proceeds	15,431	102,185
Long-term debt payments	(137,732)	(115,168)
Increase in short-term borrowings, net	157,375	60,501
Other	11,311	10,496
Net cash provided by financing activities	46,385	58,014
Net decrease in cash, cash equivalents and restricted cash	(218,960)	(74,597)
Cash, cash equivalents and restricted cash at beginning of period	625,781	581,150
Cash, cash equivalents and restricted cash at end of period	$406,821	$506,553
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$61,915	$66,117
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$87,509	$—
Accrued property additions at end of period	$69,557	$21,469
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month periods ended March 31, 2023 and 2022. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives and net salvage value. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of results to be expected for the full year. As noted in our 2022 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2022 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$219,406	$219,406	$—	$—
International equity trust	120,518	—	120,518	—
Corporate bonds and debt	64,323	—	64,294	29
US Treasury securities	50,233	50,233	—	—
Mortgage backed securities	42,029	—	42,029	—
Domestic mutual funds	60,724	60,724	—	—
Federal agency securities	4,243	—	4,243	—
International mutual funds	698	—	698	—
Non-US Gov't bonds & private placements	2,760	—	2,760	—
Other	9,187	9,187	—	—
Long-term investments:
International equity trust	37,645	—	37,645	—
Corporate bonds and debt	20,467	—	20,467	—
US Treasury securities	16,322	16,322	—	—
Mortgage backed securities	2,445	—	2,445	—
Domestic mutual funds	315,433	315,433	—	—
Treasury STRIPS	271,338	—	271,338	—
Non-US Gov't bonds & private placements	1,960	—	1,960	—
Other	400	400	—	—
Short-term investments: Treasury STRIPS	76,064	—	76,064	—
Natural gas swaps	64,584	—	64,584	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$204,129	$204,129	$—	$—
International equity trust	111,266	—	111,266	—
Corporate bonds and debt	60,806	—	60,788	18
US Treasury securities	49,775	49,775	—	—
Mortgage backed securities	41,210	—	41,210	—
Domestic mutual funds	57,348	57,348	—	—
Federal agency securities	2,037	—	2,037	—
Non-US Gov't bonds & private placements	2,890	—	2,890	—
International mutual funds	653	—	653	—
Other	10,602	10,602	—	—
Long-term investments:
International equity trust	33,606	—	33,606	—
Corporate bonds and debt	10,473	—	10,473	—
US Treasury securities	15,488	15,488	—	—
Mortgage backed securities	12,113	—	12,113	—
Domestic mutual funds	302,302	302,302	—	—
Treasury STRIPS	293,281	—	293,281	—
Non-US Gov't bonds & private placements	1,976	—	1,976	—
Other	240	240	—	—
Short-term investments: Treasury STRIPS	61,702	—	61,702	—
Natural gas swaps	131,804	—	131,804	—

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
The estimated fair values of our long-term debt, including current maturities at March 31, 2023 and December 31, 2022 were as follows:

	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,818,058	$10,618,552	$11,940,359	$10,194,954

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The

valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2023 and December 31, 2022 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2023, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At March 31, 2023 and December 31, 2022, the estimated fair values of our natural gas contracts were net assets of approximately $64,584,000 and $131,804,000, respectively.
At March 31, 2023 and December 31, 2022, one of our counterparties was required to post credit collateral totaling $16,000,000 and $30,400,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2023 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2023	30.3
2024	30.4
2025	24.9
2026	19.9
2027	7.6
Total	113.1
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2023 and December 31, 2022.

	Balance Sheet Location	Fair Value
		2023	2022
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$3,966	$35,285
Natural gas swaps	Other deferred charges	$68,232	$99,725

Liabilities:
Natural gas swaps	Other current liabilities	$7,614	$3,206
Natural gas swaps	Other deferred credits	$—	$—
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three months ended March 31, 2023 and 2022.

	Statement of Revenues and Expenses Location	Three Months Ended March 31,
		2023	2022
		(dollars in thousands)
Natural gas swaps gains	Fuel	$135	$8,078
Natural gas swaps losses	Fuel	(9,397)	(79)
Total		$(9,262)	$7,999
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at March 31, 2023 and December 31, 2022.

	Balance Sheet Location	2023	2022
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$64,584	$131,804
Total		$64,584	$131,804

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of March 31, 2023 and December 31, 2022.

	Gross Unrealized
	(dollars in thousands)
March 31, 2023	Cost	Gains	Losses	Fair Value
Equity	$324,488	$191,858	$(7,030)	$509,316
Debt	830,095	1,698	(34,803)	796,990
Other	9,885	30	(26)	9,889
Total	$1,164,468	$193,586	$(41,859)	$1,316,195

	Gross Unrealized
	(dollars in thousands)
December 31, 2022	Cost	Gains	Losses	Fair Value
Equity	$323,907	$159,445	$(8,949)	$474,403
Debt	833,035	372	(46,369)	787,038
Other	10,445	20	(9)	10,456
Total	$1,167,387	$159,837	$(55,327)	$1,271,897
(E)Recently Issued or Adopted Accounting Pronouncements.   As of March 31, 2023, we have implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (FASB) that were in effect. There were no applicable standards or updates during the three months ended March 31, 2023 that had a material impact on our consolidated financial statements.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of March 31, 2023 and December 31, 2022, we did not have any long-term contracts with non-members.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the three-month periods ended March 31, 2023 and 2022, we provided approximately 64% and 57% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2023, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of March 31, 2023, we did not recognize a refund liability. As of December 31, 2022, we recognized refund liabilities totaling $28,471,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2023	2022
Capacity revenues	$242,043	$243,291
Energy revenues	145,610	174,158
Total	$387,653	$417,449
Member energy requirements supplied	64%	57%

Receivables from contracts with our members at March 31, 2023 and December 31, 2022 were $126,448,000 and $187,401,000, respectively.
Sales to non-members during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2023	2022
Energy revenues	$1,037	$2,993
Capacity revenues	763	—
Total	$1,800	$2,993
Receivables from the sale of electricity to non-members were $820,000 at March 31, 2023 and $8,787,000 at December 31, 2022 and are primarily from the sale of the Effingham deferring members’ output. The remainder of our receivables is primarily related to transactions with affiliated companies and investment income which were $35,867,000 and $13,834,000 at March 31, 2023 and December 31, 2022, respectively.
Energy revenues from non-members for the three months ended March 31, 2023 were primarily from the sale of the Effingham deferring members' output into the wholesale market. For the three months ended March 31, 2023, we recognized capacity revenues from non-members related to our Washington County acquisition in December 2022. For additional information regarding the Washington County acquisition, see Note 14 in our 2022 Form 10-K.
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
We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members during the three months ended March 31, 2023 and 2022 were $1,761,000 and $3,861,000, respectively. The cumulative amount billed since inception of the program totaled $128,193,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. Under this program, net billing credits and amounts billed to participating members, during the three months ended March 31, 2023, and 2022 were $15,713,000 and $2,944,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $353,389,000.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2023 and 2022 was insignificant.
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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	March 31, 2023	December 31, 2022
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(274,194)	(272,876)
Total finance lease assets	$28,538	$29,856
Lease liabilities—Finance leases
Obligations under finance leases	$52,937	$52,937
Long-term debt and finance leases due within one year	8,398	8,398
Total finance lease liabilities	$61,335	$61,335

Classification	March 31, 2023	December 31, 2022
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$3,032	$3,326
Total operating lease assets	$3,032	$3,326
Lease liabilities—Operating leases
Capitalization—Other	$1,961	$2,256
Other current liabilities	1,084	1,164
Total operating lease liabilities	$3,045	$3,420

		Three months ended
Lease Cost	Classification	March 31, 2023	March 31, 2022
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,099	$1,885
Interest on lease liabilities	Interest expense	1,638	1,852
Operating lease cost:	Inventory(1) & production expense	329	222
Total leased cost		$4,066	$3,959
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2023	December 31, 2022
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	5.69	5.94
Operating leases	6.76	6.44
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	5.63%	5.52%

	Three months ended March 31,
	2023	2022
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$409	$303
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Maturity analysis of our finance and operating lease liabilities as of March 31, 2023 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2023	$14,949	$914	$15,863
2024	14,949	850	15,799
2025	14,949	641	15,590
2026	14,949	350	15,299
2027	14,949	72	15,021
Thereafter	10,683	868	11,551
Total lease payments	$85,428	$3,695	$89,123
Less: imputed interest	(24,093)	(650)	(24,743)
Present value of lease liabilities	$61,335	$3,045	$64,380
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

Lease income recognized during the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Lease income	$1,685	$1,645
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
In July 2020, a group of individual plaintiffs filed a complaint, which was amended on December 9, 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer, of which we are a co-owner, has impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. Georgia Power has filed multiple motions to dismiss the complaint, one of which remains pending. On December 29, 2022, the Superior Court of Fulton County granted Georgia Power’s motion to transfer the case to the Superior Court of Monroe County. As of the date of this quarterly report, this case has approximately 48 plaintiffs.

Eight additional complaints, three on October 8, 2021, four on February 7, 2022, and one on January 9, 2023, were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages. Georgia Power has removed each of these cases to the U.S. District Court for the Middle District of Georgia. On November 16, 2022, plaintiffs voluntarily dismissed seven of the cases and, on February 21, 2023 the remaining plaintiff voluntarily dismissed the eighth case. Georgia Power has stated that it anticipates these plaintiffs will refile their complaints.

The amount of any possible losses from these matters cannot be estimated at this time.

In May 2022, Florida Power & Light Company and JEA filed a complaint in the U.S. District Court for the Northern District of Georgia against us and the other co-owners of Plant Scherer alleging that their contractual responsibility for a proportionate share of certain common facility costs relating to future environmental projects at Plant Scherer should be decreased following the retirement of Scherer Unit No. 4 at the end of 2021 and the announced retirement of Unit No. 3 at the end of 2028. We and the other co-owners of Plant Scherer filed motions to dismiss Florida Power & Light and JEA's complaint and, on February 9, 2023, the court granted our motions to dismiss with leave to amend. On March 13, 2023, Florida Power & Light and JEA filed an amended complaint and on April 17, 2023, we and the other co-owners filed motions to dismiss this amended complaint. While we do not believe that the co-ownership agreements support the arguments raised by Florida Power & Light Company and JEA, if their arguments were to be successful in this case, we could be responsible for an increased percentage of these costs relating to our interests in Scherer Unit Nos. 1 and 2. The amount of additional costs relating to these future projects, if any, cannot be determined at this time.
(I)Restricted Cash and Investments.    Restricted investments consisted of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that were held by the U.S. Treasury, acting through the Federal Financing Bank. At December 31, 2022, we had restricted investments totaling $74,031,000, all of which were classified as current. During the three-month period ended March 31, 2023, we utilized all of our restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Three months ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Cash and cash equivalents	$390,821	$467,353
Restricted cash included in restricted cash and short-term investments	16,000	39,200
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$406,821	$506,553
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

	2023	2022
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$28,490	$29,494
Amortization of financing leases(b)	31,126	31,908
Outage costs(c)	42,421	29,317
Asset retirement obligations—Ashpond and other(l)	378,997	353,212
Asset retirement obligations—Nuclear(l)	275	32,192
Depreciation expense - Plant Vogtle(d)	35,193	35,549
Depreciation expense - Plant Wansley(e)	356,759	361,784
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,811	54,701
Interest rate options cost(g)	138,154	136,827
Deferral of effects on net margin—Smith Energy Facility(h)	135,244	136,730
Other regulatory assets(o)	12,507	10,591
Total Regulatory Assets	$1,214,977	$1,212,305
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$32,587	$35,580
Deferral of effects on net margin—Hawk Road Energy Facility(h)	16,482	16,636
Deferral of effects on net margin—Effingham Energy Facility(p)	9,028	14,825
Major maintenance reserve(j)	83,690	74,584
Amortization of financing leases(b)	4,832	5,557
Deferred debt service adder(k)	158,541	154,514
Revenue deferral plan(m)	347,379	357,460
Natural gas hedges(n)	64,584	131,804
Other regulatory liabilities(o)	1,153	1,230
Total Regulatory Liabilities	$718,276	$792,190
Net Regulatory Assets	$496,701	$420,115

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
(m)Deferred revenues under a rate management program that allowed for additional collections over a five-year period which began in 2018. These amounts will be amortized to income and applied to member billings, per each members' election, over the subsequent five-year period.

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

(K)Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2028, with the majority of the balance scheduled to be credited by the end of 2024.
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
Together, the Original FFB Documents and Additional FFB Documents provide for a term loan facility (the Facility) under which we borrowed a total of $4,633,028,088. We received our final advance under the Facility in December 2022. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of March 31, 2023, we have repaid $363,113,299 of principal on the FFB Notes and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,269,914,789. The final maturity date is February 20, 2044. Under the FFB Documents, we may voluntarily prepay outstanding borrowings under the Facility subject to a make-whole premium or discount, as applicable.

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
If certain events occur, referred to as an "Alternate Amortization Event," at the Department of Energy's option we will be required to repay the outstanding principal amount of all borrowings under the Facility over a period of five years, with level principal amortization. These events include (i) abandonment of the Vogtle Units No. 3 and No. 4 project, including a decision by Georgia Power to cancel the project, (ii) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (iii) termination of the Services Agreement or rejection of the Services Agreement in bankruptcy, if Georgia Power does not maintain access to certain related intellectual property rights, (iv) termination of the Services Agreement by Westinghouse or termination of the Bechtel Agreement by Bechtel Power Corporation, (v) delivery of certain notices by the Co-owners to the Department of Energy of their intent to cancel construction of Vogtle Units No. 3 and No. 4 coupled with termination by the Co-owners of the Services Agreement or the Bechtel Agreement, (vi) failure of the Co-owners to enter into a replacement contract with respect to the Services Agreement or the Bechtel Agreement following the Co-owners' termination of such agreement with the intent to replace it, (vii) the Department of Energy's takeover of construction of Vogtle Units No. 3 and No. 4 under certain conditions, (viii) the occurrence of any Project Adverse Event that results in a cancellation of the Vogtle Units No. 3 and No. 4 project or the cessation or deferral of construction beyond the periods permitted under the Loan Guarantee Amendment, (ix) loss of or failure to receive necessary regulatory approvals under certain circumstances, (x) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (xi) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (xii) change of control of Oglethorpe and (xiii) certain events of loss or condemnation. If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility.
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2023, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $15,431,000 for long-term financing of general and environmental improvements at existing plants.
In April 2023, we received an additional $22,970,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Pollution Control Revenue Bonds:
On February 1, 2023, we remarketed $99,785,000 of Series 2017 pollution control revenue bonds. The remarketed bonds bear interest at an indexed rate until February 1, 2028 and are scheduled to mature in 2045. Our payment obligations related to these bonds are secured under our first mortgage indenture.

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

Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of July 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.67 billion. At March 31, 2023, our total capital and financing costs for our interest in the additional Vogtle units was $8.2 billion, approximately $200 million of which relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power, as described below.
The table below shows our project budget and actual costs through March 31, 2023 for our share of the project.

	(in millions)
	Project Budget	Actual Costs at March 31, 2023
Construction Costs (1)	$6,559	$6,286
Freeze Capital Credit (2)	(532)	—
Financing Costs	2,038	1,844
Subtotal	$8,065	$8,130	(3)

Deferred Training Costs	47	47
Total Project Costs Before Contingency	$8,112	$8,177

Oglethorpe Contingency	$3	$—
Totals	$8,115	$8,177

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

(3) At March 31, 2023, approximately $200 million relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power.

The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. Any schedule extension beyond July 2023 and March 2024 for Units No. 3 and No. 4, respectively, is expected to increase our financing costs by approximately $15-$20 million per month for Unit No. 3 and approximately $10-$15 million per month for Unit No. 4. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.

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
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of March 31, 2023, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Future COVID-19 variants could further disrupt or delay construction and testing activities at Vogtle Units No. 3 and No. 4.

On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Operators continue to perform tests at various power levels to help ensure the reactor performs as designed, and Southern Nuclear continues to remediate various equipment and component issues as they are identified. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during May or June of 2023. While a June 2023 in-service date for Unit No. 3 remains achievable, based on testing progress and remediation work related to valve and flange repairs in the condenser area of the secondary system, we believe that a July 2023 in-service date is more likely and have reflected a July in-service date in our current budget. The projected schedule for Unit No. 3 primarily depends on the progression of pre-operational testing and start-up, which may be impacted by further equipment, component and/or other operational challenges.

On May 1, 2023, hot functional testing was completed at Unit No. 4. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on potential impacts arising from Unit No. 4 testing activities overlapping with Unit No. 3 start-up and commissioning; maintaining overall construction productivity and production levels improving, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the duration of hot functional testing, the timeframe and duration of other testing, the pace and quality of remaining commodities installation; the completion of documentation to support inspections, tests, analyses and acceptance criteria submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory and technical support resources.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise as Unit No. 3 completes start-up and commissioning and Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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

With the receipt of the Nuclear Regulatory Commission’s 103(g) finding in August 2022, Unit No. 3 is now subject to the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
If the EAC is revised and exceeds the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, has a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in VCM 19 plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase allowed us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest.
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

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 27.5%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $535 million in construction costs associated with the project. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender was triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggered Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above was triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in VCM 19 by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.67 billion, and we would incur approximately $535 million of additional construction costs (excluding related financing costs) and retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

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
See “Item 1A – RISK FACTORS” in our 2022 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
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

(P)Asset Retirement Obligations. On March 6, 2023, Plant Vogtle Unit No. 3's nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality. As a result, as of March 31, 2023, we recognized new nuclear asset retirement obligations totaling $62.8 million. During the three months ended March 31, 2023, we recorded an increase in cash flow estimates of $24.7 million related to existing coal ash related asset retirement obligations. We expect to periodically receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures.

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
Results of Operations
For the Three Months Ended March 31, 2023 and 2022
Net Margin
Our net margin for the three-month period ended March 31, 2023 was $24.4 million, compared to $22.0 million for the same period of 2022. Through March 31, 2023, we collected approximately 37% of our targeted net margin of $66.0 million for the year ending December 31, 2023. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2023 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2023. For additional information regarding our net margin requirements and policy, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2022 Form 10-K.
Operating Revenues
Our operating revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, operating costs, availability of electric generation resources, our decisions of whether to dispatch our owned, purchased or member-owned resources over which we have dispatch rights and our members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers, and sales to non-members.
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
The components of member revenues for the three-month period ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2023	2022	% Change
Capacity revenues	$242,043	$243,291	(0.5)%
Energy revenues	145,610	174,158	(16.4)%
Total	$387,653	$417,449	(7.1)%
MWh Sales to members	5,948,052	5,573,760	6.7%
Cents/kWh	6.52	7.49	(13.0)%
Member energy requirements supplied	64%	57%	12.3%
Energy revenues from members decreased for the three-month period ended March 31, 2023 compared to the same period in 2022, primarily due to the recovery of lower fuel costs. The increase in megawatt-hours sold to members for the three-month period ended March 31, 2023 compared to the same period in 2022 partially offset a decrease in fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Sales to non-members.    Energy revenues from non-members were primarily from the sale of the Effingham deferring members' output into the wholesale market. Capacity revenues from non-members related to our Washington County acquisition in December 2022. For additional information regarding the Washington County acquisition, see Note 14 in our 2022 Form 10-K.
Sales to non-members during the three-month period ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2023	2022	% Change
Energy revenues	$1,037	$2,993	(65.4)%
Capacity revenues	763	—	—
Total	$1,800	$2,993	(39.9)%
MWh Sales to non-members	39,215	69,268	(43.4)%
Cents/kWh	4.59	4.32	6.2%
Energy revenues from non-members decreased for the three-month period ended March 31, 2023 compared to the same period in 2022 primarily due to the decrease in megawatt-hours sold to non-members.
Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Fuel Source	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Coal	$22,788	$32,287	(29.4)%	578,342	976,322	(40.8)%	3.94	3.31	19.0%
Nuclear	16,043	16,611	(3.4)%	2,210,269	2,249,064	(1.7)%	0.73	0.74	(1.4)%
Gas:
Combined Cycle	91,686	115,057	(20.3)%	3,326,422	2,549,581	30.5%	2.76	4.51	(38.8)%
Combustion Turbine	2,651	1,529	73.4%	77,659	23,322	233.0%	3.41	6.56	(48.0)%
	$133,168	$165,484	(19.5)%	6,192,692	5,798,289	6.8%	2.15	2.85	(24.6)%

Total fuel costs decreased for the three-month period ended March 31, 2023 compared to the same period in 2022 as a result of a decrease in the average cost of fuel offset by an increase in generation for members. The decrease in average fuel cost was primarily due to lower average natural gas prices in 2023. The overall increase in generation for the three-month period ended March 31, 2023 compared to the same period in 2022 was largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices.
Production
Production costs for the three-month period ended March 31, 2023 was comparable to the same period of 2022.
Interest Charges
Net interest charges increased slightly for the three-month period ended March 31, 2023 as compared to the same period of 2022 as a result of higher interest expense offset by the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of March 31, 2023
Assets
Cash used for property additions for the three-month period ended March 31, 2023 totaled $259.1 million. Of this amount, $208.6 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4 and $19.3 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.
The $33.4 million increase in nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to the recovery in the stock market during the three-month period ended March 31, 2023.
Long-term investments decreased $3.5 million for the three-month period ended March 31, 2023 primarily due to $14.4 million of investments reclassified to short-term investments and a net $4.3 million decrease due to redemptions, largely offset by a $15.4 million increase in fair market value of our long-term investments.

Restricted cash and investments consists of collateral posted by our counterparties under our natural gas swap agreements and funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. During the three-month period ended March 31, 2023, restricted cash and investments decreased $88.4 million as we fully utilized our remaining $74.0 million of restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments and as a result of a $14.4 million decrease in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and investments, see Note I of Notes to Unaudited Consolidated Financial Statements.

Receivables decreased $56.1 million for the three-month period ended March 31, 2023 primarily due to a $57.2 million decrease in member receivables and a $17.2 million decrease in other receivables. Other receivables decreased primarily due to $12.6 million of trade receivables related to non-member sales. Offsetting these decreases was an increase of $23.6 million in receivables from Georgia Power.

Prepayments and other current assets decreased $35.3 million during the three-month period ended March 31, 2023 primarily due to a $31.3 million decrease in fair value of our natural gas contracts that will settle within the next twelve months.
Other deferred charges decreased $32.3 million during the three-month period ended March 31, 2023 primarily due to a $31.5 million decrease in fair value of our natural gas contracts that will settle after the next twelve months.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $121.3 million primarily as a result of $137.7 million in debt service payments. Offsetting this decrease was $15.4 million in advances under a Rural Utilities Service-guaranteed loan. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $157.4 million during the three-month period ended March 31, 2023. During this period, total short-term borrowings were $231.5 million and repayments totaled $74.1 million.
Accounts payable decreased $121.5 million during the three-month period ended March 31, 2023. The decrease was primarily due to a $62.7 million decrease in payables for natural gas purchases and related transportation and applying $28.5 million in credits to our members' bills in the first quarter of 2023 for a board-approved reduction in 2022 revenue in excess of the requirement to meet the 2022 targeted net margin.
Other current liabilities decreased $61.9 million for the three-month period ended March 31, 2023 primarily as a result of a $36.7 million decrease in accrued property taxes during the first quarter of 2023 and a $14.4 million decrease in restricted cash posted by and due to counterparties under our natural gas swap agreements.
Asset retirement obligations increased $100.8 million for the three-month period ended March 31, 2023 primarily due to recognized nuclear asset retirement obligations of $62.8 million, change in cash flow estimates of $24.7 million for coal ash related decommissioning costs and $15.5 million in accretion expense.
Regulatory liabilities decreased $73.9 million for the three-month period ended March 31, 2023 primarily due to $67.2 million decrease in the liability associated with unrealized gains on our natural gas contracts and a $10.1 million decrease in the liability associated with the deferral of one of our rate management programs.

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
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs, allowance for funds used during construction and some level of contingency is $8.1 billion and is based on commercial operation dates of July 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.67 billion. At March 31, 2023, our total capital and financing costs for our interest in the additional Vogtle units was $8.2 billion, approximately $200 million of which relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power, as described below.

The table below shows our project budget and actual costs through March 31, 2023 for our share of the project.

	(in millions)
	Project Budget	Actual Costs at March 31, 2023
Construction Costs (1)	$6,559	$6,286
Freeze Capital Credit (2)	(532)	—
Financing Costs	2,038	1,844
Subtotal	$8,065	$8,130	(3)

Deferred Training Costs	47	47
Total Project Costs before Contingency	$8,112	$8,177

Oglethorpe Contingency	$3	$—
Totals	$8,115	$8,177

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

(3) At March 31, 2023, approximately $200 million relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power.

The Oglethorpe-level contingency, which we have carried at various levels since the beginning of the project, provides additional margin to cover potential cost, schedule, and financing risks associated with our share of the project. At the end of the project, if there is remaining Oglethorpe-level contingency, we will adjust our project budget to remove this contingency and bill our members based on the actual project costs. Any schedule extension beyond July 2023 and March 2024 for Units No. 3 and No. 4, respectively, is expected to increase our financing costs by approximately $15-$20 million per month for Unit No. 3 and approximately $10-$15 million per month for Unit No. 4. We and some of our members have implemented various rate management programs to lessen the impact on rates when Vogtle Units No. 3 and No. 4 reach commercial operation.
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
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of March 31, 2023, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be between $350 million and $438 million and is included in the project budget. Future COVID-19 variants could further disrupt or delay construction and testing activities at Vogtle Units No. 3 and No. 4.

On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Operators continue to perform tests at various power levels to help ensure the reactor performs as designed, and Southern Nuclear continues to remediate various equipment and component issues as they are identified. Georgia Power has disclosed that it projects an in-service date for Unit No. 3 during May or June 2023. While a June 2023 in-service date for Unit No. 3 remains achievable, based on testing progress and remediation work related to valve and flange repairs in the condenser area of the secondary system, we believe that a July 2023 in-service date is more likely and have reflected a July in-service date in our current budget. The projected schedule for Unit No. 3 primarily depends on the progression of pre-operational testing and start-up, which may be impacted by further equipment, component and/or other operational challenges.

On May 1, 2023, hot functional testing was completed at Unit No. 4. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 primarily depends on potential impacts arising from Unit No. 4 testing activities overlapping with Unit No. 3 start-up and commissioning; maintaining overall construction productivity and production levels improving, particularly in subcontractor scopes of work; and maintaining appropriate levels of craft laborers. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the duration of hot functional testing, the timeframe and duration of other testing, the pace and quality of remaining commodities installation; the completion of documentation to support inspections, tests, analyses and acceptance criteria submittals; the pace of remaining work package closures and system turnovers; and the availability of craft, supervisory and technical support resources.

Ongoing or future challenges for both units also include management of contractors and vendors; subcontractor performance; and/or related cost escalation. New challenges also may continue to arise as Unit No. 3 completes start-up and commissioning and Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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

With the receipt of the Nuclear Regulatory Commission’s 103(g) finding in August 2022, Unit No. 3 is now subject to the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters, including the timely submittal by Southern Nuclear of the inspections, tests, analyses, and acceptance criteria documentation and the related reviews and approvals by the Nuclear Regulatory Commission necessary to support authorization to load fuel for Unit No. 4, may arise, which may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues, including inspections, tests, analyses, and acceptance criteria for Unit No. 4, are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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

If the EAC is revised and exceeds the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, has a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in VCM 19 plus $2.1 billion. If any Co-owner elects to exercise this tender option, Georgia Power would have the option to cancel the project in lieu of accepting the offer to purchase a portion of the Co-owner’s ownership interest. If Georgia Power does not elect to cancel the project, then Georgia Power must accept the offer, and the ownership interest to be conveyed from the tendering Co-owner to Georgia Power will be calculated based on the percentage of the cumulative amount of construction costs paid by such tendering Co-owner as of the commercial operation date of Vogtle Unit No. 4. For purposes of this calculation, payments made by Georgia Power on behalf of the tendering Co-owner in accordance with the second and third bullets above will be treated as payments made by that Co-owner. This option to tender a portion of our interest to Georgia Power upon such a budget increase allowed us to freeze our construction budget associated with the Vogtle project in exchange for a proportionate reduction of our 30% ownership interest.

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

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. Our decremental ownership interest will be calculated and conveyed to Georgia Power after both Vogtle units are placed in service. Based on the current project budget, our schedule assumptions and our interpretation of the Global Amendments, our project budget is $8.1 billion and we expect to transfer approximately 55 megawatts, out of 660 megawatts, to Georgia Power. Our resulting ownership share will decline from 30% to approximately 27.5%. By exercising the tender option and based on current assumptions, we estimate that we will avoid incurring approximately $535 million in construction costs associated with the project. However, if the total project costs exceed the current budget, our ownership share and megawatts would be further reduced. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power do not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. For purposes of determining when our option to tender was triggered, the Global Amendments do not exclude costs resulting from force majeure events (such as COVID-19) from the calculation of when the EAC in VCM 19 plus $2.1 billion has been reached. We and Georgia Power also do not agree on the dollar amount that triggered Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above was triggered. The exclusion of costs resulting from a force majeure event (such as COVID-19) in the Global Amendments only applies to Georgia Power’s increased cost responsibility during the time period when construction costs exceed the EAC in VCM 19 by $800 million to $2.1 billion.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global

Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.67 billion, and we would incur approximately $535 million of additional construction costs (excluding related financing costs) and retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

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
See “Item 1A – RISK FACTORS” in our 2022 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.

Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2022 Form 10-K.
On May 11, 2023, the Environmental Protection Agency (EPA) announced proposed rules to regulate and reduce greenhouse gas emissions under the Clean Air Act. The proposed rules would affect both new and existing coal and natural gas-fired generation resources. We are reviewing the proposed rules but the ultimate impact of the proposed rules cannot be determined at this time.

In addition, the EPA proposed three other rules that will affect power plants earlier in 2023. The first, published on January 27, 2023, would tighten the National Ambient Air Quality Standards (NAAQS) for fine particulate matter (PM2.5) from emissions sources. The second, published on March 29, 2023, would revise effluent limitation guidelines (ELG) for wastewater streams at coal-fired power plants and the third, published on April 24, 2023, would revise the Mercury and Air Toxics Standards (MATS) for coal-fired power plants. We are reviewing the proposed rules, however, their ultimate impact cannot be determined at this time.

Liquidity
At March 31, 2023, we had $1.4 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $391 million in cash and cash equivalents, and $990 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2023		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$393	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	347	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at March 31, 2023.

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
(3)At March 31, 2023, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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

We plan to refinance our commercial paper with long-term debt. We intend to issue first mortgage bonds to provide long-term financing of the remaining construction costs for Vogtle Units No. 3 and No. 4, refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans, and for certain other costs not financed through the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Washington County acquisition. For additional information regarding the Washington County acquisition, see Note 14 in our 2022 Form 10-K.

At March 31, 2023, our unsecured committed lines of credit provided us the capacity to issue letters of credit totaling $960 million in the aggregate and $850.3 million remained available for the issuance of letters of credit under these lines of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and the Washington County acquisition, until long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2023, the required minimum level was $750 million and our actual patronage capital was $1.2 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At March 31, 2023, we had $11.8 billion of secured indebtedness and $813 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At March 31, 2023, we had seven members participating in the program and a balance of $107.3 million remaining to be applied against future power bills.
At March 31, 2023, we had $16.0 million of cash collateral posted by counterparties to our natural gas hedge program, all of which is classified as restricted cash.
Financing Activities
First Mortgage Indenture.    At March 31, 2023, we had $11.8 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2022 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At March 31, 2023, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $249.3 million remaining to be advanced. We began borrowing from this loan in January 2021. When advanced, the debt will be secured ratably under our first mortgage indenture. As of March 31, 2023, we had $2.7 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans and $4.3 billion was outstanding at March 31, 2023. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of March 31, 2023, we had repaid $363.1 million under these loans and expect to repay a total of approximately $486 million in principal on these loans by March 2024. We plan to issue first mortgage bonds to refinance the principal repaid after the in-service date of Vogtle Unit No. 4.
For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2022 Form 10-K.
Newly Adopted or Issued Accounting Standards
For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks disclosed in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2022 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings
On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit seeks declaratory judgment that the cost-sharing and tender provisions of the Global Amendments have been triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleges breach of contract and asserts other claims and seeks damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim seeking a declaratory judgment that the starting dollar amount is $18.38 billion and that costs related to force majeure events are excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. Based on the current project budget and Georgia Power’s interpretation of the Global Amendments, our project budget would be $8.67 billion, and we would incur approximately $535 million of additional construction costs (excluding related financing costs) and we would retain substantially all of our 30% interest in the additional units. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Capital Requirements and Liquidity and Sources of Capital – Vogtle Units No. 3 and No. 4” for additional information regarding Vogtle Units No. 3 and No. 4.

The ultimate outcome of pending litigation against us cannot be predicted at this time; however, we do not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations. For information about loss contingencies, including litigation related to Plant Scherer, of which we are a co-owner, that could have an effect on us, see Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
Not Applicable.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 11, 2023	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	May 11, 2023		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)