Form 10-Q
period 2023-06-30
OGLETHORPE POWER CORP
filed 2023-08-10
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
FOR THE QUARTER ENDED JUNE 30, 2023

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2022 and under "Risk Factors" and in other sections of this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
Any forward-looking statement speaks only as of the date of this quarterly report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•cost increases and schedule delays with respect to our capital improvement and construction projects, such as the construction of Unit No. 4 at Plant Vogtle and closure of coal ash ponds;

•the resolution of any disputes between two or more of the Vogtle co-owners, including the current litigation regarding certain cost-mitigation provisions under the ownership participation agreement;
•decisions made by the Georgia Public Service Commission in the regulatory process related to the two additional units at Plant Vogtle;
•a decision by Georgia Power Company to cancel Vogtle Unit No. 4 or a decision by more than 10% of the co-owners of Unit No. 4 not to proceed with the construction upon the occurrence of certain material adverse events;

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
•future variants of the current coronavirus ("COVID-19") and any resulting economic disruption and its impact on our business, financial condition, operations, construction projects, including at Plant Vogtle, and our members and their service territories;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2023 and December 31, 2022

	(dollars in thousands)
	2023	2022
Assets
Electric plant:
In service	$9,445,734	$9,266,627
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,288,246)	(5,183,589)
Electric plant in service, net	4,460,220	4,385,770

Nuclear fuel, at amortized cost	397,574	388,303
Construction work in progress	8,057,892	7,716,035
Total electric plant	12,915,686	12,490,108

Investments and funds:
Nuclear decommissioning trust fund	598,357	540,716
Investment in associated companies	78,320	78,937
Long-term investments	657,779	669,479
Other	33,503	32,561
Total investments and funds	1,367,959	1,321,693

Current assets:
Cash and cash equivalents	459,368	595,381
Restricted cash and short-term investments	5,600	104,431
Short-term investments	90,147	61,702
Receivables	179,775	220,015
Inventories, at average cost	322,255	297,951
Prepayments and other current assets	31,699	51,409
Total current assets	1,088,844	1,330,889

Deferred charges and other assets:
Regulatory assets	1,198,819	1,212,305
Prepayments to Georgia Power Company	6,260	20,873
Other	51,334	113,502
Total deferred charges	1,256,413	1,346,680
Total assets	$16,628,902	$16,489,370
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2023 and December 31, 2022

	(dollars in thousands)

	2023	2022
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,234,951	$1,192,127
Long-term debt	11,350,650	11,512,513
Obligation under finance leases	48,388	52,937
Obligation under Rocky Mountain transactions	28,888	27,945
Other	1,825	2,256
Total capitalization	12,664,702	12,787,778

Current liabilities:
Long-term debt and finance leases due within one year	315,213	322,102
Short-term borrowings	1,064,888	655,650
Accounts payable	129,252	203,705
Accrued interest	82,753	105,452
Member power bill prepayments, current	44,047	54,443
Other current liabilities	83,299	153,941
Total current liabilities	1,719,452	1,495,293

Deferred credits and other liabilities:
Asset retirement obligations	1,458,257	1,343,743
Member power bill prepayments, non-current	51,255	53,877
Regulatory liabilities	719,364	792,190
Other	15,872	16,489
Total deferred credits and other liabilities	2,244,748	2,206,299
Total equity and liabilities	$16,628,902	$16,489,370
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2023 and 2022

	(dollars in thousands)

	Three Months		Six Months
	2023	2022	2023	2022
Operating revenues:
Sales to members	$365,496	$478,782	$753,149	$896,231
Sales to non-members	23,893	54,346	25,693	57,339
Total operating revenues	389,389	533,128	778,842	953,570
Operating expenses:
Fuel	132,468	263,121	265,636	428,605
Production	99,412	113,387	192,879	209,167
Depreciation and amortization	73,015	70,830	145,689	141,756
Purchased power	17,785	17,661	35,415	34,536
Accretion	16,722	13,860	32,230	27,392
Total operating expenses	339,402	478,859	671,849	841,456
Operating margin	49,987	54,269	106,993	112,114

Other income:
Investment income	17,943	12,825	34,325	24,672
Other	2,909	3,095	5,834	6,125
Total other income	20,852	15,920	40,159	30,797

Interest charges:
Interest expense	128,384	111,595	252,091	216,264
Allowance for debt funds used during construction	(78,591)	(62,497)	(153,021)	(119,270)
Amortization of debt discount and expense	2,632	2,924	5,258	5,770
Net interest charges	52,425	52,022	104,328	102,764
Net margin	$18,414	$18,167	$42,824	$40,147

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2023 and 2022

(dollars in thousands)
Balance at December 31, 2021	$1,130,423
Net margin	21,980
Balance at March 31, 2022	$1,152,403
Net margin	18,167
Balance at June 30, 2022	$1,170,570
Balance at December 31, 2022	$1,192,127
Net margin	24,410
Balance at March 31, 2023	$1,216,537
Net margin	18,414
Balance at June 30, 2023	$1,234,951
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2023 and 2022

	(dollars in thousands)
	2023	2022
Cash flows from operating activities:
Net margin	$42,824	$40,147
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	196,729	203,299
Accretion cost	32,230	27,392
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(307)	(291)
Deferred outage costs	(22,985)	(23,107)
(Gain) loss on sale of investments	(9,989)	18,467
Regulatory deferral of costs associated with nuclear decommissioning	(5,371)	(33,956)
Other	(723)	642
Change in operating assets and liabilities:
Receivables	34,021	(123,344)
Inventories	(23,876)	(21,933)
Prepayments and other current assets	(5,886)	(20,532)
Accounts payable	(98,977)	17,584
Accrued interest	(22,699)	(16,253)
Accrued taxes	(19,844)	35,915
Other current liabilities	(55,884)	64,929
Member power bill prepayments	(13,018)	(12,478)
Rate management program (disbursements) collections	(25,185)	13,960
Total adjustments	(42,658)	129,400
Net cash provided by operating activities	166	169,547
Cash flows from investing activities:
Property additions	(495,134)	(526,406)
Plant acquisition	(16,743)	—
Activity in nuclear decommissioning trust fund—Purchases	(217,394)	(199,140)
—Proceeds	213,108	195,557
Decrease in restricted investments	74,031	184,812
Activity in other long-term investments—Purchases	(95,750)	(134,310)
—Proceeds	98,756	102,982
Other	20,100	2,615
Net cash used in investing activities	(419,026)	(373,890)
Cash flows from financing activities:
Long-term debt proceeds	38,401	792,503
Long-term debt payments	(213,972)	(256,747)
Increase (decrease) in short-term borrowings, net	409,237	(334,689)
Other	24,381	14,493
Net cash provided by financing activities	258,047	215,560
Net (decrease) increase in cash, cash equivalents and restricted cash	(160,813)	11,217
Cash, cash equivalents and restricted cash at beginning of period	625,781	581,150
Cash, cash equivalents and restricted cash at end of period	$464,968	$592,367
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$120,826	$112,365
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$87,509	$—
Accrued property additions at end of period	$92,532	$64,476
Bond purchase fund included in cash, cash equivalents and restricted cash at end of period	$—	$30,975
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and six-month periods ended June 30, 2023 and 2022. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of results to be expected for the full year. As noted in our 2022 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2022 Form 10-K.
During the quarter ended June 30, 2023, we identified a misstatement in the amounts presented in the net cash flows (used in) provided by operating activities and net cash flow used in investing activities presented in the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2023. The error resulted in a $26,100,000 understatement of the depreciation and amortization, including nuclear fuel adjustment included in adjustments to reconcile net margin to net cash provided by operating activities section of the cash flows from operating activities and an offsetting $26,100,000 understatement of cash used for property additions included in cash flows from investing activities. After correction of this misstatement the balances presented for the quarter ended March 31, 2023 were as follows:

(dollars in thousands)

Depreciation and amortization, including nuclear fuel	$92,645
Net cash used in operating activities	(64,810)
Property additions	(285,233)
Net cash used in investing activities	(200,535)

The errors identified did not have any impact on the overall change in cash, cash equivalents and restricted cash and did not affect the unaudited Consolidated Balance Sheets or the unaudited Consolidated Statements of Revenues and Expenses for any periods presented. The misstatement was corrected in the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and we do not believe the error is material to the consolidated financial statements taken as a whole.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$217,632	$217,632	$—	$—
International equity trust	128,828	—	128,828	—
Corporate bonds and debt	67,669	—	67,614	55
US Treasury securities	54,112	54,112	—	—
Mortgage backed securities	39,314	—	39,314	—
Domestic mutual funds	73,435	73,435	—	—
Federal agency securities	7,565	—	7,565	—
International mutual funds	717	—	717	—
Non-US Gov't bonds & private placements	2,730	—	2,730	—
Other	6,355	6,054	301	—
Long-term investments:
International equity trust	38,629	—	38,629	—
Corporate bonds and debt	12,273	—	12,273	—
US Treasury securities	16,803	16,803	—	—
Mortgage backed securities	13,495	—	13,495	—
Domestic mutual funds	334,003	334,003	—	—
Treasury STRIPS	240,747	—	240,747	—
Non-US Gov't bonds & private placements	1,751	—	1,751	—
Other	78	78	—	—
Short-term investments: Treasury STRIPS	90,147	—	90,147	—
Natural gas swaps	49,235	—	49,235	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$204,129	$204,129	$—	$—
International equity trust	111,266	—	111,266	—
Corporate bonds and debt	60,806	—	60,788	18
US Treasury securities	49,775	49,775	—	—
Mortgage backed securities	41,210	—	41,210	—
Domestic mutual funds	57,348	57,348	—	—
Federal agency securities	2,037	—	2,037	—
Non-US Gov't bonds & private placements	2,890	—	2,890	—
International mutual funds	653	—	653	—
Other	10,602	10,602	—	—
Long-term investments:
International equity trust	33,606	—	33,606	—
Corporate bonds and debt	10,473	—	10,473	—
US Treasury securities	15,488	15,488	—	—
Mortgage backed securities	12,113	—	12,113	—
Domestic mutual funds	302,302	302,302	—	—
Treasury STRIPS	293,281	—	293,281	—
Non-US Gov't bonds & private placements	1,976	—	1,976	—
Other	240	240	—	—
Short-term investments: Treasury STRIPS	61,702	—	61,702	—
Natural gas swaps	131,804	—	131,804	—

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
The estimated fair values of our long-term debt, including current maturities at June 30, 2023 and December 31, 2022 were as follows:

	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,768,875	$10,214,166	$11,940,359	$10,194,954

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The

valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2023 and December 31, 2022 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2023, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At June 30, 2023 and December 31, 2022, the estimated fair values of our natural gas contracts were net assets of approximately $49,235,000 and $131,804,000, respectively.
At June 30, 2023 and December 31, 2022, one of our counterparties was required to post credit collateral totaling $5,600,000 and $30,400,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of June 30, 2023 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2023	19.8
2024	30.5
2025	25.0
2026	20.3
2027	7.7
Total	103.3
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at June 30, 2023 and December 31, 2022.

	Balance Sheet Location	Fair Value
		2023	2022
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$9,688	$35,285
Natural gas swaps	Other deferred charges	$44,681	$99,725

Liabilities:
Natural gas swaps	Other current liabilities	$5,115	$3,206
Natural gas swaps	Other deferred credits	$19	$—
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and six months ended June 30, 2023 and 2022.

	Statement of Revenues and Expenses Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
		(dollars in thousands)
Natural gas swaps gains	Fuel	$5	$42,563	$140	$50,641
Natural gas swaps losses	Fuel	(7,207)	(203)	(16,604)	(282)
Total		$(7,202)	$42,360	$(16,464)	$50,359
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at June 30, 2023 and December 31, 2022.

	Balance Sheet Location	2023	2022
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$49,235	$131,804
Total		$49,235	$131,804

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of June 30, 2023 and December 31, 2022.

	Gross Unrealized
	(dollars in thousands)
June 30, 2023	Cost	Gains	Losses	Fair Value
Equity	$330,886	$209,975	$(6,023)	$534,838
Debt	843,576	1,057	(39,246)	805,387
Other	6,006	59	(7)	6,058
Total	$1,180,468	$211,091	$(45,276)	$1,346,283

	Gross Unrealized
	(dollars in thousands)
December 31, 2022	Cost	Gains	Losses	Fair Value
Equity	$323,907	$159,445	$(8,949)	$474,403
Debt	833,035	372	(46,369)	787,038
Other	10,445	20	(9)	10,456
Total	$1,167,387	$159,837	$(55,327)	$1,271,897
(E)Recently Issued or Adopted Accounting Pronouncements.   As of June 30, 2023, we have implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (FASB) that were in effect. There were no applicable standards or updates during the six months ended June 30, 2023 that had a material impact on our consolidated financial statements.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of June 30, 2023 and December 31, 2022, we did not have any significant long-term contracts with non-members.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the six-month periods ended June 30, 2023 and 2022, we provided approximately 68% and 58% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2023, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of June 30, 2023 and June 30, 2022, we recognized refund liabilities totaling $4,000,000 and $5,000,000, respectively. As of December 31, 2022, we recognized refund liabilities totaling $28,471,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)

	2023	2022	2023	2022
Capacity revenues	$234,183	$241,841	$476,227	$485,132
Energy revenues	131,313	236,941	276,922	411,099
Total	$365,496	$478,782	$753,149	$896,231
Member energy requirements supplied	71%	59%	68%	58%

Receivables from contracts with our members at June 30, 2023 and December 31, 2022 were $139,422,000 and $187,401,000, respectively.
Sales to non-members during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2023	2022	2023	2022
Energy revenues	$20,269	$54,346	$21,306	$57,339
Capacity revenues	3,624	—	4,387	—
Total	$23,893	$54,346	$25,693	$57,339
Receivables from the sale of electricity to non-members were $6,951,000 at June 30, 2023 and $8,787,000 at December 31, 2022 and are primarily from the sale of the Bobby C. Smith Jr. Energy Facility's deferring members’ output. In May 2023, our Effingham Energy Facility was renamed the Bobby C. Smith Jr. Energy Facility in honor of our late board chairman. The remainder of our receivables is primarily related to transactions with affiliated companies and investment income which were $32,793,000 and $13,834,000 at June 30, 2023 and December 31, 2022, respectively.
Energy revenues from non-members for the three and six months ended June 30, 2023 were primarily from the sale of the Bobby C. Smith Jr. deferring members' output into the wholesale market. For the three and six months ended June 30, 2023, we recognized capacity revenues from non-members related to the two units we acquired at the Washington County Power Plant in December 2022. For additional information regarding the Washington County acquisition, see Note 14 in our 2022 Form 10-K.
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
We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members during the six months ended June 30, 2023 and 2022 were $4,050,000 and $9,440,000, respectively. The cumulative amount billed since inception of the program totaled $130,482,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. Under this program, net billing credits and amounts billed to participating members, during the six months ended June 30, 2023 and 2022 were $31,427,000 and $5,887,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $337,675,000. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and six months ended June 30, 2023 and 2022 was insignificant.

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
For lease agreements entered into or reassessed after the adoption of the new leases standard, we combine lease and nonlease components.

Classification	June 30, 2023	December 31, 2022
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(275,512)	(272,876)
Total finance lease assets	$27,220	$29,856
Lease liabilities—Finance leases
Obligations under finance leases	$48,388	$52,937
Long-term debt and finance leases due within one year	8,861	8,398
Total finance lease liabilities	$57,249	$61,335

Classification	June 30, 2023	December 31, 2022
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$2,734	$3,326
Total operating lease assets	$2,734	$3,326
Lease liabilities—Operating leases
Capitalization—Other	$1,825	$2,256
Other current liabilities	1,003	1,164
Total operating lease liabilities	$2,828	$3,420

		Three months ended		Six months ended
Lease Cost	Classification	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,100	$1,886	$4,199	$3,771
Interest on lease liabilities	Interest expense	1,638	1,852	3,276	3,704
Operating lease cost:	Inventory(1) & production expense	328	222	657	444
Total leased cost		$4,066	$3,960	$8,132	$7,919
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2023	December 31, 2022
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	5.72	5.94
Operating leases	6.87	6.44
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	5.63%	5.52%

	Six months ended June 30,
	2023	2022
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,389	$3,806
Operating cash flows from operating leases	$657	$444
Financing cash flows from finance leases	$4,086	$3,669
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Maturity analysis of our finance and operating lease liabilities as of June 30, 2023 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2023	$7,475	$667	$8,142
2024	14,949	850	15,799
2025	14,949	641	15,590
2026	14,949	350	15,299
2027	14,949	72	15,021
Thereafter	10,685	868	11,553
Total lease payments	$77,956	$3,448	$81,404
Less: imputed interest	(20,707)	(620)	(21,327)
Present value of lease liabilities	$57,249	$2,828	$60,077
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

Lease income recognized during the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Lease income	$1,691	$1,669	$3,376	$3,314
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
At this time, the ultimate impact of any proposed or potential new and more stringent environmental regulations described above is uncertain and could have an effect on our financial condition, results of operations and cash flows as a result of future additional capital expenditures and increased operations and maintenance costs.
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
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer, of which we are a co-owner, has impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County granted Georgia Power’s motion to transfer the case to the Superior Court of Monroe County. On May 9, 2023, the Superior Court of Monroe County denied Georgia Power’s motion to dismiss the case for lack of subject matter jurisdiction. On July 27, 2023, the Superior Court of Monroe County denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case. As of the date of this quarterly report, this case has approximately 48 plaintiffs.

Eight additional complaints, three on October 8, 2021, four on February 7, 2022, and one on January 9, 2023, were filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that releases from Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries and property damage. The plaintiffs sought an unspecified amount of monetary damages including punitive damages. After Georgia Power removed each of these cases to the U.S. District Court for the Middle District of Georgia, the plaintiffs voluntarily dismissed their complaints without prejudice in November 2022 and February 2023. On May 12, 2023, the plaintiffs refiled their eight complaints in the Superior Court of Monroe County. Also on May 12, 2023, a new complaint was filed in the Superior Court of Monroe County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer have impacted groundwater and air, resulting in alleged personal injuries. The plaintiff seeks an unspecified amount of monetary damages, including punitive damages. On May 18, 2023, Georgia Power removed all of these cases to the U.S. District Court for the Middle District of Georgia. The plaintiffs are requesting the court remand the cases back to the Superior Court of Monroe County.

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
(I)Restricted Cash and Investments.    Restricted investments consisted of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that were held by the U.S. Treasury, acting through the Federal Financing Bank. At December 31, 2022, we had restricted investments totaling $74,031,000, all of which were classified as current. During the three-month period ended March 31, 2023, we utilized all of our restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. No restricted investments were held at June 30, 2023.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Six months ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Cash and cash equivalents	$459,368	$476,792
Bond purchase fund	—	30,975
Restricted cash included in restricted cash and short-term investments	5,600	84,600
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$464,968	$592,367
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	2023	2022
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$27,485	$29,494
Amortization of financing leases(b)	30,344	31,908
Outage costs(c)	36,043	29,317
Asset retirement obligations—Ashpond and other(l)	376,122	353,212
Asset retirement obligations—Nuclear(l)	—	32,192
Depreciation expense - Plant Vogtle(d)	34,838	35,549
Depreciation expense - Plant Wansley(e)	351,734	361,784
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,669	54,701
Interest rate options cost(g)	139,539	136,827
Deferral of effects on net margin—Smith Energy Facility(h)	133,758	136,730
Other regulatory assets(o)	13,287	10,591
Total Regulatory Assets	$1,198,819	$1,212,305
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$34,296	$35,580
Deferral of effects on net margin—Hawk Road Energy Facility(h)	16,328	16,636
Deferral of effects on net margin—Bobby C. Smith Jr. Energy Facility(p)	6,941	14,825
Major maintenance reserve(j)	94,395	74,584
Amortization of financing leases(b)	4,108	5,557
Deferred debt service adder(k)	162,516	154,514
Asset retirement obligations—Nuclear(l)	19,520	—
Revenue deferral plan(m)	330,949	357,460
Natural gas hedges(n)	49,235	131,804
Other regulatory liabilities(o)	1,076	1,230
Total Regulatory Liabilities	$719,364	$792,190
Net Regulatory Assets	$479,455	$420,115

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
(g)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization commenced in August 2023 after Vogtle Unit No. 3 was placed in service on July 31, 2023.
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
(p)Effects on net margin for the Bobby C. Smith Jr. Energy Facility that are being deferred until on or before January 2026 and will be amortized over the remaining life of the plant.

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
Together, the Original FFB Documents and Additional FFB Documents provide for a term loan facility (the Facility) under which we borrowed a total of $4,633,028,088. We received our final advance under the Facility in December 2022. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of June 30, 2023, we have repaid $393,577,094 of principal on the FFB Notes and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,239,450,994. The final maturity date is February 20, 2044. We may voluntarily prepay outstanding borrowings under the Facility. Under the FFB Documents, any prepayment will be subject to a make-whole premium or discount, as applicable. Any amounts prepaid may not be re-borrowed.

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
b)Rural Utilities Service Guaranteed Loans:
For the six-month period ended June 30, 2023, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $38,401,000 for long-term financing of general and environmental improvements at existing plants.
In July 2023, we received an additional $19,900,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
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
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs and allowance for funds used during construction, is $8.115 billion and is based on commercial operation dates of July 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.67 billion. At June 30, 2023, our total capital and financing costs for our interest in the additional Vogtle units was $8.4 billion, approximately $300 million of which relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power, as described below.
The table below shows our project budget and actual costs through June 30, 2023 for our share of the project.

	(in millions)
	Project Budget	Actual Costs at June 30, 2023
Construction Costs (1)	$6,559	$6,393
Freeze Capital Credit (2)	(532)	—
Financing Costs	2,038	1,925
Subtotal	$8,065	$8,318	(3)

Deferred Training Costs	47	47
Total Project Costs Before Contingency	$8,112	$8,365

Oglethorpe Contingency	$3	$—
Totals	$8,115	$8,365

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

(3) At June 30, 2023, approximately $300 million relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power.
Any schedule extension beyond March 2024 for Unit No. 4 is expected to increase our financing costs by approximately $10-$15 million per month for Unit No. 4. We and some of our members have implemented various rate management programs to lessen the impact on rates related to the additional Vogtle units.

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

On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit No. 3 in service on July 31, 2023.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit No. 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installations, system turnovers and workforce statistics.
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of June 30, 2023, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be approximately $440 million, or approximately $130 million based on our initial 30% share, and is included in the project budget.

On May 1, 2023, hot functional testing was completed at Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allows nuclear fuel to be loaded and start-up testing to begin. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 significantly depends on maintaining overall construction productivity and production levels, particularly in completing remaining subcontractor scopes of work while reducing the level of craft laborers based on work remaining. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the pace and quality of remaining commodities installations; the management of contractors and vendors, subcontractor performance, the availability of materials and parts, and/or related cost escalation; the pace of remaining work package closures; and the availability of craft, supervisory and technical support resources; and the timeframe and duration of final component and pre-operational testing.

New challenges also may continue to arise as Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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

With the receipt of the Nuclear Regulatory Commission’s 103(g) findings for Units No. 3 and No. 4 in August 2022 and July 2023, respectively, the site is subject to the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
See “Item 1A—RISK FACTORS” in our 2022 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
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

(P)Asset Retirement Obligations. On March 6, 2023, Plant Vogtle Unit No. 3's nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality. During the first quarter of 2023, we recognized new nuclear asset retirement obligations totaling $62.8 million. During the first quarter of 2023, we also recorded an increase in cash flow estimates of $24.7 million related to existing coal ash related asset retirement obligations. We expect to periodically receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures.

(Q)Plant Acquisition. On May 25, 2023, we acquired one generating unit at the Baconton Power Plant, a four-unit 188 megawatt natural gas-fired combustion turbine facility located near Baconton, Georgia, from Baconton Power, LLC. The unit also features dual-fuel capability and can run on diesel fuel that is stored on site with an aggregate summer planning reserve generation capacity of 47 megawatts.

The purchase price was $16,743,000 and the acquisition also included other transaction costs of approximately $746,000 (consisting primarily of legal and professional services). We accounted for the acquisition as an asset acquisition. We financed the acquisition on an interim basis through the issuance of commercial paper. We submitted a loan application to the Rural Utilities Service for long-term financing of this acquisition. For any amounts not funded through the Rural Utilities Service, we intend to issue first mortgage bonds. We expect that any financing from the Rural Utilities Service or through first mortgage bonds will be secured under our first mortgage indenture.

The following amounts represent the identifiable assets acquired and liabilities assumed in the Baconton acquisition:

Classification
(dollars in thousands)
Recognized identifiable assets acquired and liabilities assumed:
Electric plant in service, net	$16,450
Other current assets	323
Other current liabilities	(30)
Total identifiable net assets	$16,743

Some of our members elected to take service (scheduling members) at the date of acquisition and some members have elected to defer (deferring members) their share of output until on or before January 2026. Prior to the deferring members’ use of Baconton, their share of output is being sold into the wholesale market. Revenues and costs of output associated with scheduling members are recognized in the current period. Residual net results of operations, including related interest costs of deferring members are deferred as a regulatory asset. This regulatory asset will be amortized over the then remaining life of the plant, estimated to be 14 years at January 2026. If a deferring member elects to take service before January 2026, amortization of that member's share of the regulatory asset will begin upon taking service.

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
We have substantially similar wholesale power contracts with each of our members that extend through 2050. We and our members are in preliminary discussions regarding extending the term of the wholesale power contracts for up to an additional 35 years. We are targeting completing this process by year end. For additional information regarding our wholesale power contracts with our members, see “Item 1–BUSINESS–OGLETHORPE POWER CORPORATION–Wholesale Power Contracts” in our 2022 Form 10-K.
Results of Operations
For the Three and Six Months Ended June 30, 2023 and 2022
Net Margin
Our net margin for the three-month and six-month periods ended June 30, 2023 were $18.4 million and $42.8 million, compared to $18.2 million and $40.1 million for the same periods of 2022, respectively. Through June 30, 2023, we collected approximately 65% of our targeted net margin of $66.0 million for the year ending December 31, 2023. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2023 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $4.0 million and $5.0 million as of June 30, 2023 and June 30, 2022, respectively. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2022 Form 10-K.
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
The components of member revenues for the three-month and six-month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)
	2023	2022	% Change	2023	2022	% Change
Capacity revenues	$234,183	$241,841	(3.2)%	$476,227	$485,132	(1.8)%
Energy revenues	131,313	236,941	(44.6)%	276,922	411,099	(32.6)%
Total	$365,496	$478,782	(23.7)%	$753,149	$896,231	(16.0)%
MWh Sales to members	6,847,840	6,235,511	9.8%	12,795,892	11,809,271	8.4%
Cents/kWh	5.34	7.68	(30.5)%	5.89	7.59	(22.4)%
Member energy requirements supplied	71%	59%	20.3%	68%	58%	17.2%
Energy revenues from members decreased for the three-month and six-month periods ended June 30, 2023 compared to the same periods in 2022, primarily due to the recovery of lower fuel costs. The increase in megawatt-hours sold to members for the three-month and six-month periods ended June 30, 2023 compared to the same periods in 2022 partially offset the decrease in fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Sales to non-members.    Energy revenues from non-members were primarily from the sale of the Bobby C. Smith Jr. Energy Facility's deferring members' output into the wholesale market. In May 2023, our Effingham Energy Facility was renamed the Bobby C. Smith Jr. Energy Facility in honor of our late board chairman. Capacity revenues from non-members related to the two units we acquired at the Washington County Power Plant in December 2022. For additional information regarding the Washington County acquisition, see Note 14 in our 2022 Form 10-K.
Sales to non-members during the three-month and six-month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)

	2023	2022	% Change	2023	2022	% Change
Energy revenues	$20,269	$54,346	(62.7)%	$21,306	$57,339	(62.8)%
Capacity revenues	3,624	—	—	4,387	—	—
Total	$23,893	$54,346	(56.0)%	$25,693	$57,339	(55.2)%
MWh Sales to non-members	686,073	685,928	—%	725,288	755,196	(4.0)%
Cents/kWh	3.48	7.92	(56.1)%	3.54	7.59	(53.4)%
Energy revenues from non-members decreased for the three-month and six-month periods ended June 30, 2023 compared to the same periods in 2022 primarily due to lower prices and a decrease in megawatt-hours sold to non-members.
Operating Expenses
Fuel

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Fuel Source	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Coal	$27,055	$20,486	32.1%	707,866	465,140	52.2%	3.82	4.40	(13.2)%
Nuclear	18,353	18,575	(1.2)%	2,618,379	2,575,226	1.7%	0.70	0.72	(2.8)%
Gas:
Combined Cycle	70,703	182,532	(61.3)%	3,700,110	3,522,740	5.0%	1.91	5.18	(63.1)%
Combustion Turbine	16,357	41,528	(60.6)%	502,256	537,248	(6.5)%	3.26	7.73	(57.8)%
	$132,468	$263,121	(49.7)%	7,528,611	7,100,354	6.0%	1.76	3.71	(52.6)%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Fuel Source	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Coal	$49,843	$52,773	(5.6)%	1,286,208	1,441,462	(10.8)%	3.88	3.66	6.0%
Nuclear	34,395	35,186	(2.2)%	4,828,648	4,824,290	0.1%	0.71	0.73	(2.7)%
Gas:
Combined Cycle	162,389	297,589	(45.4)%	7,026,532	6,072,321	15.7%	2.31	4.90	(52.9)%
Combustion Turbine	19,009	43,057	(55.9)%	579,915	560,570	3.5%	3.28	7.68	(57.3)%
	$265,636	$428,605	(38.0)%	13,721,303	12,898,643	6.4%	1.94	3.32	(41.6)%

Total fuel costs decreased for the three-month and six-month periods ended June 30, 2023 compared to the same periods in 2022 as a result of a decrease in the average cost of fuel offset by an increase in generation for members. The decrease in average fuel cost was primarily due to lower average natural gas prices in 2023. The overall increase in generation for the three-month and six-month periods ended June 30, 2023 compared to the same periods in 2022 was largely due to our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices.
Production
Production costs decreased for the three-month and six-month periods ended June 30, 2023 as compared to the same periods of 2022 primarily as a result of the deferral of net margins associated with Bobby C. Smith Jr.
Interest Charges
Net interest charges increased slightly for the three-month and six-month periods ended June 30, 2023 as compared to the same periods of 2022 as a result of higher interest expense offset by the capitalization of interest expense associated with construction expenditures for Vogtle Units No. 3 and No. 4.

Financial Condition
Balance Sheet Analysis as of June 30, 2023
Assets
Cash used for property additions for the six-month period ended June 30, 2023 totaled $511.9 million. Of this amount, $385.8 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $38.3 million was for nuclear fuel purchases and $16.7 million for the acquisition of one unit at the Baconton Power Plant. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities. For additional information regarding the Baconton acquisition, see Note Q of Notes to Unaudited Consolidated Financial Statements.

The $57.6 million increase in nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to the recovery in the stock market during the six-month period ended June 30, 2023.
Long-term investments decreased $11.7 million for the six-month period ended June 30, 2023 primarily due to $28.4 million of investments reclassified to short-term investments largely offset by an $18.8 million increase in fair market value of long-term investments.

Restricted cash and investments consists of collateral posted by our counterparties under our natural gas swap agreements and funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. During the six-month period ended June 30, 2023, restricted cash and investments decreased $98.8 million as we fully utilized our remaining $74.0 million of restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments and as a result of a $24.8 million decrease in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and investments, see Note I of Notes to Unaudited Consolidated Financial Statements.

Receivables decreased $40.2 million for the six-month period ended June 30, 2023 primarily due to a $44.9 million decrease in member receivables and an $11.2 million decrease in other receivables, including trade receivables related to non-member sales. Offsetting these decreases was an increase of $10.8 million in receivables from Georgia Power.

Prepayments and other current assets decreased $19.7 million during the six-month period ended June 30, 2023 primarily due to a $25.6 million decrease in fair value of our natural gas contracts that will settle within the next twelve months.
Other deferred charges decreased $62.2 million during the six-month period ended June 30, 2023 primarily due to a $55.0 million decrease in fair value of our natural gas contracts that will settle after the next twelve months.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $168.8 million primarily as a result of $209.9 million in debt service payments. Offsetting this decrease was $38.4 million in advances under a Rural Utilities Service-guaranteed loan. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $409.2 million during the six-month period ended June 30, 2023. During this period, total short-term borrowings were $484.3 million and repayments totaled $75.1 million.
Accounts payable decreased $74.5 million during the six-month period ended June 30, 2023. The decrease was primarily due to a $48.4 million decrease in payables for natural gas purchases and related transportation and applying $28.5 million in credits to our members' bills in the first quarter of 2023 for a board-approved reduction in 2022 revenue in excess of the requirement to meet the 2022 targeted net margin.
Other current liabilities decreased $70.6 million for the six-month period ended June 30, 2023 primarily as a result of a $24.8 million decrease in restricted cash posted by and due to counterparties under our natural gas swap agreements, a $24.4 million decrease in operating and maintenance liabilities and a $19.9 million decrease in accrued property taxes.
Asset retirement obligations increased $114.5 million for the six-month period ended June 30, 2023 primarily due to recognized nuclear asset retirement obligations of $62.8 million, change in cash flow estimates of $24.7 million for coal ash related decommissioning costs and $32.2 million in accretion expense.
Regulatory liabilities decreased $72.8 million for the six-month period ended June 30, 2023 primarily due to $82.6 million decrease in the liability associated with unrealized gains on our natural gas contracts and a $26.5 million decrease in the liability associated with the deferral of one of our rate management programs. Offsetting such decreases was a $19.8 million increase in collections for future major maintenance outages and a $19.5 million increase associated with deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
Cost and Schedule
Our current budget for our ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs and allowance for funds used during construction, is $8.115 billion and is based on commercial operation dates of July 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects our June 17, 2022 exercise of the tender option in the Global Amendments to the Joint Ownership Agreements as described below. Had we not exercised the tender option, our budget would be approximately $8.67 billion. At June 30, 2023, our total capital and financing costs for our interest in the additional Vogtle units was $8.4 billion, approximately $300 million of which relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power, as described below.

The table below shows our project budget and actual costs through June 30, 2023 for our share of the project.

	(in millions)
	Project Budget	Actual Costs at June 30, 2023
Construction Costs (1)	$6,559	$6,393
Freeze Capital Credit (2)	(532)	—
Financing Costs	2,038	1,925
Subtotal	$8,065	$8,318	(3)

Deferred Training Costs	47	47
Total Project Costs before Contingency	$8,112	$8,365

Oglethorpe Contingency	$3	$—
Totals	$8,115	$8,365

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

(3) At June 30, 2023, approximately $300 million relates to costs that exceed the tender option threshold that is the subject of litigation between us and Georgia Power.
Any schedule extension beyond March 2024 for Unit No. 4 is expected to increase our financing costs by approximately $10-$15 million per month for Unit No. 4. We and some of our members have implemented various rate management programs to lessen the impact on rates related to the additional Vogtle units.
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
On March 6, 2023, the Unit No. 3 nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and, on April 1, 2023, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit No. 3 in service on July 31, 2023.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit No. 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, commodity installations, system turnovers and workforce statistics.
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of June 30, 2023, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be approximately $440 million, or approximately $130 million based on our initial 30% share, and is included in the project budget.

On May 1, 2023, hot functional testing was completed at Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allows nuclear fuel to be loaded and start-up testing to begin. Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during late fourth quarter 2023 or during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 significantly depends on maintaining overall construction productivity and production levels, particularly in completing remaining subcontractor scopes of work while reducing the level of craft laborers based on work remaining. As Unit No. 4 completes construction and transitions further into testing, ongoing and potential future challenges include the pace and quality of remaining commodities installations; the management of contractors and vendors, subcontractor performance, the availability of materials and parts, and/or related cost escalation; the pace of remaining work package closures; and the availability of craft, supervisory and technical support resources; and the timeframe and duration of final component and pre-operational testing.

New challenges also may continue to arise as Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last few years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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

With the receipt of the Nuclear Regulatory Commission’s 103(g) findings for Units No. 3 and No. 4 in August 2022 and July 2023, respectively, the site is subject to the Nuclear Regulatory Commission’s operating reactor oversight process and must meet applicable technical and operational requirements contained in its operating license. Various design and other licensing-based compliance matters may result in additional license amendment requests or require other resolution. If any license amendment requests or other licensing-based compliance issues are not resolved in a timely manner, there may be further delays in the project schedule that could result in increased costs to the Co-owners.
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
See “Item 1A—RISK FACTORS” in our 2022 Form 10-K for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
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
On May 23, 2023, the Environmental Protection Agency published proposed rules to replace the Affordable Clean Energy rule that would limit greenhouse gas emissions from new, modified, reconstructed, and existing fossil-fuel power plants. If finalized as proposed, the rules would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. We are reviewing EPA's proposed rules to better understand the potential impact on our operations. The ultimate impact of the proposed rules will depend on the final rules adopted by EPA and the results of any litigation challenging the rules and cannot be determined at this time.

In addition, EPA proposed three other rules that will affect power plants earlier in 2023. The first, published on January 27, 2023, would tighten the National Ambient Air Quality Standards (NAAQS) for fine particulate matter (PM2.5) from emissions sources. The second, published on March 29, 2023, would revise effluent limitation guidelines (ELG) for wastewater streams at coal-fired power plants and the third, published on April 24, 2023, would revise the Mercury and Air Toxics Standards (MATS) for coal-fired power plants. We are reviewing the proposed rules, however, their ultimate impact cannot be determined at this time.
Liquidity
At June 30, 2023, we had $1.2 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $459 million in cash and cash equivalents, and $737 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available June 30, 2023		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$140	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	347	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at June 30, 2023.

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
(3)At June 30, 2023, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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
Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.2 billion syndicated line of credit. Currently, we are issuing commercial paper primarily to provide interim funding for:

•payments related to the construction of Vogtle Units No. 3 and No. 4,

•principal payments due under our Department of Energy-guaranteed loans, which began in February 2020, and

•costs related to the Washington County and Baconton acquisitions.

We plan to refinance our commercial paper with long-term debt. We intend to issue first mortgage bonds to provide long-term financing of the remaining construction costs for Vogtle Units No. 3 and No. 4, refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans, and for certain other costs not financed through the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Washington County and Baconton acquisitions. For additional information regarding the Washington County acquisition, see Note 14 in our 2022 Form 10-K. For additional information regarding the Baconton acquisition, see Note Q of Notes to Unaudited Consolidated Financial Statements.

At June 30, 2023, our unsecured committed lines of credit provided us the capacity to issue letters of credit totaling up to $960 million in the aggregate and $597.0 million remained available for the issuance of letters of credit under these lines of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and the Washington County and Baconton acquisitions, until long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2023, the required minimum level was $750 million and our actual patronage capital was $1.2 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At June 30, 2023, we had $11.8 billion of secured indebtedness and $1.1 billion of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At June 30,

2023, we had seven members participating in the program and a balance of $95.3 million remaining to be applied against future power bills.
At June 30, 2023, we had $5.6 million of cash collateral posted by counterparties to our natural gas hedge program, all of which is classified as restricted cash.
Financing Activities
First Mortgage Indenture.    At June 30, 2023, we had $11.8 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2022 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At June 30, 2023, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $226.3 million remaining to be advanced. When advanced, the debt will be secured ratably under our first mortgage indenture. As of June 30, 2023, we had $2.7 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans and $4.2 billion was outstanding at June 30, 2023. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of June 30, 2023, we had repaid $393.6 million under these loans and expect to repay a total of approximately $486 million in principal on these loans by March 2024. We plan to issue first mortgage bonds to refinance the principal repaid after the in-service date of Vogtle Unit No. 4.
For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2022 Form 10-K.
Bond Financings. On February 1, 2023, we remarketed $99.8 million of Series 2017 pollution control revenue bonds. The remarketed bonds bear interest at indexed put rate modes until February 1, 2028 and are scheduled to mature in 2045. Our payment obligations related to these bonds are secured under our first mortgage indenture. In the fourth quarter of 2023, we plan to issue $500 million of taxable first mortgage bonds to provide long-term financing or refinancing of expenditures related to Vogtle Units No. 3 and No. 4.
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
Item 4.    Controls and Procedures
As of June 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

President Biden has signed a number of executive orders directing federal agencies to address climate change, environmental justice, and other environmental issues. President Biden also recommitted the United States to the Paris Climate Agreement effective February 19, 2021. In April 2021, under the agreement’s format, the United States announced a nationally determined contribution for reducing economy-wide carbon dioxide emissions by 50-52% below 2005 levels by 2030. In order to meet the United States nationally determined contribution, analyses indicate that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030.

On May 23, 2023, EPA published proposed rules to replace the Affordable Clean Energy rule that would limit greenhouse gas emissions from new, modified, reconstructed, and existing fossil-fuel power plants in a manner consistent with the United States’ nationally determined contribution. If finalized as proposed, the rules would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. We are reviewing EPA's proposed rules to better understand the potential impact on our operations. The ultimate impact of the proposed rules will depend on the final rules adopted by EPA and the results of any litigation challenging the rules and cannot be determined at this time.

Based on these developments, and trends more generally, we expect federal and state legislative and regulatory efforts to reduce the potential impacts of climate change and limit greenhouse gas emissions, including carbon dioxide, to continue. For example, the Inflation Reduction Act of 2022 includes significant financial incentives to accelerate the U.S. transition to a lower greenhouse gas emitting economy. Congress has also recently considered proposals that would mandate significant emissions reductions or increases in clean energy generation from the power sector. Passing new climate legislation, whether in the form of a carbon tax, a clean electricity standard or another proposal, remains challenging in the near-term. The timing, cost and effect of any proposed or future laws or regulations attempting to address climate change and reduce greenhouse gas emissions are uncertain. If adopted, however, such laws or regulations could impose operational restrictions on affected generating facilities and impose substantial costs on our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
4.1
Eighty-Fifth Supplemental Indenture, dated as of February 6, 2023, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to conforming the lien of the indenture with respect to certain after-acquired property.

4.2
Eighty-Sixth Supplemental Indenture, dated as of May 25, 2023, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to recording the indenture in Mitchell County, Georgia.

10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 31, 2023, between Oglethorpe, as borrower, and National Rural Utilities Cooperative Finance Corporation, as administrative agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2020-2022).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	August 10, 2023	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	August 10, 2023		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)