Form 10-Q
period 2023-09-30
OGLETHORPE POWER CORP
filed 2023-11-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2022, under "Risk Factors" in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2023 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2023 and December 31, 2022

	(dollars in thousands)
	2023	2022
Assets
Electric plant:
In service	$14,108,427	$9,266,627
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,358,624)	(5,183,589)
Electric plant in service, net	9,052,535	4,385,770

Nuclear fuel, at amortized cost	397,873	388,303
Construction work in progress	3,491,051	7,716,035
Total electric plant	12,941,459	12,490,108

Investments and funds:
Nuclear decommissioning trust fund	576,499	540,716
Investment in associated companies	77,368	78,937
Long-term investments	666,714	669,479
Other	33,991	32,561
Total investments and funds	1,354,572	1,321,693

Current assets:
Cash and cash equivalents	484,237	595,381
Restricted cash and short-term investments	7,100	104,431
Short-term investments	124,919	61,702
Receivables	216,805	220,015
Inventories, at average cost	318,055	297,951
Prepayments and other current assets	28,910	51,409
Total current assets	1,180,026	1,330,889

Deferred charges and other assets:
Regulatory assets	1,188,740	1,212,305
Prepayments to Georgia Power Company	6,027	20,873
Other	76,609	113,502
Total deferred charges	1,271,376	1,346,680
Total assets	$16,747,433	$16,489,370

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2023 and December 31, 2022

	(dollars in thousands)

	2023	2022
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,262,078	$1,192,127
Long-term debt	11,269,483	11,512,513
Obligation under finance leases	48,388	52,937
Obligation under Rocky Mountain transactions	29,375	27,945
Other	1,686	2,256
Total capitalization	12,611,010	12,787,778

Current liabilities:
Long-term debt and finance leases due within one year	407,371	322,102
Short-term borrowings	1,189,600	655,650
Accounts payable	69,427	203,705
Accrued interest	116,257	105,452
Member power bill prepayments, current	38,890	54,443
Other current liabilities	93,612	153,941
Total current liabilities	1,915,157	1,495,293

Deferred credits and other liabilities:
Asset retirement obligations	1,456,610	1,343,743
Member power bill prepayments, non-current	43,183	53,877
Regulatory liabilities	705,073	792,190
Other	16,400	16,489
Total deferred credits and other liabilities	2,221,266	2,206,299
Total equity and liabilities	$16,747,433	$16,489,370
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2023 and 2022

	(dollars in thousands)

	Three Months		Nine Months
	2023	2022	2023	2022
Operating revenues:
Sales to members	$471,488	$627,130	$1,224,637	$1,523,361
Sales to non-members	29,288	77,135	54,981	134,474
Total operating revenues	500,776	704,265	1,279,618	1,657,835
Operating expenses:
Fuel	184,766	419,218	450,402	847,823
Production	102,418	114,167	295,297	323,334
Depreciation and amortization	86,323	70,926	232,012	212,682
Purchased power	18,213	21,383	53,628	55,919
Accretion	16,739	14,018	48,969	41,410
Total operating expenses	408,459	639,712	1,080,308	1,481,168
Operating margin	92,317	64,553	199,310	176,667

Other income:
Investment income	17,233	15,090	51,558	39,762
Other	3,562	3,385	9,396	9,510
Total other income	20,795	18,475	60,954	49,272

Interest charges:
Interest expense	132,538	117,018	384,629	333,282
Allowance for debt funds used during construction	(49,185)	(69,031)	(202,206)	(188,301)
Amortization of debt discount and expense	2,632	2,944	7,890	8,714
Net interest charges	85,985	50,931	190,313	153,695
Net margin	$27,127	$32,097	$69,951	$72,244

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2023 and 2022

(dollars in thousands)
Balance at December 31, 2021	$1,130,423
Net margin	21,980
Balance at March 31, 2022	$1,152,403
Net margin	18,167
Balance at June 30, 2022	$1,170,570
Net margin	32,097
Balance at September 30, 2022	$1,202,667
Balance at December 31, 2022	$1,192,127
Net margin	24,410
Balance at March 31, 2023	$1,216,537
Net margin	18,414
Balance at June 30, 2023	$1,234,951
Net margin	27,127
Balance at September 30, 2023	$1,262,078
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2023 and 2022

	(dollars in thousands)
	2023	2022
Cash flows from operating activities:
Net margin	$69,951	$72,244
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	323,256	333,245
Accretion cost	48,969	41,410
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(530)	(460)
Deferred outage costs	(30,995)	(26,712)
(Gain) loss on sale of investments	(6,422)	21,077
Regulatory deferral of costs associated with nuclear decommissioning	(15,194)	(45,229)
Other	(508)	2,352
Change in operating assets and liabilities:
Receivables	2,225	(84,191)
Inventories	(19,625)	(10,312)
Prepayments and other current assets	(2,290)	8,859
Accounts payable	(70,878)	29,464
Accrued interest	10,805	(6,565)
Accrued taxes	(3,261)	51,394
Other current liabilities	(60,185)	47,369
Rate management program (disbursements) collections	(40,898)	16,904
Other	(53,747)	(12,847)
Total adjustments	79,381	364,417
Net cash provided by operating activities	149,332	436,661
Cash flows from investing activities:
Property additions	(719,492)	(872,551)
Plant acquisition	(16,743)	—
Activity in nuclear decommissioning trust fund—Purchases	(359,461)	(201,721)
—Proceeds	351,627	196,136
Decrease in restricted investments	74,031	246,427
Activity in long-term and short-term investments—Purchases	(198,079)	(144,843)
—Proceeds	149,928	103,024
Other	19,239	5,569
Net cash used in investing activities	(698,950)	(667,959)
Cash flows from financing activities:
Long-term debt proceeds	79,284	803,032
Long-term debt payments	(244,621)	(365,104)
Increase (decrease) in short-term borrowings, net	533,950	(171,310)
Other	46,561	23,958
Net cash provided by financing activities	415,174	290,576
Net (decrease) increase in cash, cash equivalents and restricted cash	(134,444)	59,278
Cash, cash equivalents and restricted cash at beginning of period	625,781	581,150
Cash, cash equivalents and restricted cash at end of period	$491,337	$640,428
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$170,189	$150,208
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$73,739	$66,716
Accrued property additions at end of period	$22,266	$45,926
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2023 and 2022. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of results to be expected for the full year. As noted in our 2022 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2022 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$210,135	$210,135	$—	$—
International equity trust	121,884	—	121,884	—
Corporate bonds and debt	68,052	—	68,013	39
US Treasury securities	43,616	43,616	—	—
Mortgage backed securities	42,443	—	42,443	—
Domestic mutual funds	71,496	71,496	—	—
Municipal bonds	282	—	282	—
Federal agency securities	8,199	—	8,199	—
International mutual funds	861	—	861	—
Non-US Gov't bonds & private placements	2,483	—	2,483	—
Other	7,048	7,048	—	—
Long-term investments:
International equity trust	37,721	—	37,721	—
Corporate bonds and debt	12,523	—	12,523	—
US Treasury securities	15,056	15,056	—	—
Mortgage backed securities	14,288	—	14,288	—
Domestic mutual funds	338,327	338,327	—	—
Treasury STRIPS	246,911	—	246,911	—
Non-US Gov't bonds & private placements	1,377	—	1,377	—
Other	511	511	—	—
Short-term investments: Treasury STRIPS	124,919	—	124,919	—
Natural gas swaps	47,054	—	47,054	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$204,129	$204,129	$—	$—
International equity trust	111,266	—	111,266	—
Corporate bonds and debt	60,806	—	60,788	18
US Treasury securities	49,775	49,775	—	—
Mortgage backed securities	41,210	—	41,210	—
Domestic mutual funds	57,348	57,348	—	—
Federal agency securities	2,037	—	2,037	—
Non-US Gov't bonds & private placements	2,890	—	2,890	—
International mutual funds	653	—	653	—
Other	10,602	10,602	—	—
Long-term investments:
International equity trust	33,606	—	33,606	—
Corporate bonds and debt	10,473	—	10,473	—
US Treasury securities	15,488	15,488	—	—
Mortgage backed securities	12,113	—	12,113	—
Domestic mutual funds	302,302	302,302	—	—
Treasury STRIPS	293,281	—	293,281	—
Non-US Gov't bonds & private placements	1,976	—	1,976	—
Other	240	240	—	—
Short-term investments: Treasury STRIPS	61,702	—	61,702	—
Natural gas swaps	131,804	—	131,804	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2023 and December 31, 2022 were as follows:

	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,779,108	$9,365,972	$11,940,359	$10,194,954

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The

valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2023 and December 31, 2022 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
For cash and cash equivalents, restricted cash and restricted cash equivalents and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments. Restricted investments consist of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account and the carrying amount of these investments approximates fair value because of the liquid nature of the deposits with the U.S. Treasury.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2023, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At September 30, 2023 and December 31, 2022, the estimated fair values of our natural gas contracts were net assets of approximately $47,054,000 and $131,804,000, respectively.
At September 30, 2023 and December 31, 2022, one of our counterparties was required to post credit collateral totaling $7,100,000 and $30,400,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of September 30, 2023 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2023	6.2
2024	32.2
2025	25.0
2026	20.3
2027	7.7
Total	91.4
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2023 and December 31, 2022.

	Balance Sheet Location	Fair Value
		2023	2022
		(dollars in thousands)
Assets:
Natural gas swaps	Other current assets	$10,495	$35,285
Natural gas swaps	Other deferred charges	$41,366	$99,725

Liabilities:
Natural gas swaps	Other current liabilities	$3,940	$3,206
Natural gas swaps	Other deferred credits	$867	$—
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2023 and 2022.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(dollars in thousands)
Natural gas swaps gains	Fuel	$643	$57,639	$783	$108,280
Natural gas swaps losses	Fuel	(2,935)	(2,995)	(19,539)	(3,277)
Total		$(2,292)	$54,644	$(18,756)	$105,003
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at September 30, 2023 and December 31, 2022.

	Balance Sheet Location	2023	2022
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$47,054	$131,804
Total		$47,054	$131,804

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of September 30, 2023 and December 31, 2022.

	Gross Unrealized
	(dollars in thousands)
September 30, 2023	Cost	Gains	Losses	Fair Value
Equity	$336,686	$188,411	$(7,128)	$517,969
Debt	888,899	686	(46,470)	843,115
Other	7,040	29	(21)	7,048
Total	$1,232,625	$189,126	$(53,619)	$1,368,132

	Gross Unrealized
	(dollars in thousands)
December 31, 2022	Cost	Gains	Losses	Fair Value
Equity	$323,907	$159,445	$(8,949)	$474,403
Debt	833,035	372	(46,369)	787,038
Other	10,445	20	(9)	10,456
Total	$1,167,387	$159,837	$(55,327)	$1,271,897
(E)Recently Issued or Adopted Accounting Pronouncements.   As of September 30, 2023, we have implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (FASB) that were in effect. There were no applicable standards or updates during the nine months ended September 30, 2023 that had a material impact on our consolidated financial statements.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of September 30, 2023 and December 31, 2022, we did not have any significant long-term contracts with non-members.
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
We satisfy our performance obligations to deliver energy as energy is delivered to the applicable meter points. We determine the standard selling price for energy we deliver to our members based upon the variable costs incurred to generate or purchase that energy. Fuel expense is the primary variable cost. Energy revenue recognized equals the actual variable expenses incurred in any given accounting period. Our member energy revenues fluctuate from period to period based on several factors, including fuel costs, weather and other seasonal factors, load requirements in our members' service territories, variable operating costs, the availability of electric generation resources, our decisions of whether to dispatch our owned or purchased resources or member-owned resources over which we have dispatch rights, and by members' decisions of whether to purchase a portion of their hourly energy requirements from our resources or from other suppliers. For the nine-month periods ended September 30, 2023 and 2022, we provided approximately 67% and 62% of our members' energy requirements, respectively. The standard selling price for our energy revenues from non-members is the price mutually agreed upon.
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2023, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of September 30, 2023 and September 30, 2022, we recognized refund liabilities totaling $10,300,000 and $9,022,000, respectively. As of December 31, 2022, we recognized refund liabilities totaling $28,471,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2023	2022	2023	2022
Capacity revenues	$287,067	$243,860	$763,294	$728,992
Energy revenues	184,421	383,270	461,343	794,369
Total	$471,488	$627,130	$1,224,637	$1,523,361
Member energy requirements supplied(1)	67%	68%	67%	62%

(1) Excludes test energy megawatt-hours from Plant Vogtle Unit No. 3 supplied to members. Any revenues and costs associated with test energy were capitalized.
Receivables from contracts with our members at September 30, 2023 and December 31, 2022 were $165,919,000 and $187,401,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2023	2022	2023	2022
Energy revenues	$20,705	$77,135	$42,011	$134,474
Capacity revenues	8,583	—	12,970	—
Total	$29,288	$77,135	$54,981	$134,474
Energy revenues from non-members for the three and nine months ended September 30, 2023 were primarily from the sale of the Bobby C. Smith Jr. Energy Facility's deferring members' output into the wholesale market. For the three and nine months ended September 30, 2023, we recognized capacity revenues from non-members related to the two units we acquired at the Washington County Power Plant in December 2022.
Receivables from the sale of electricity to non-members were $6,038,000 at September 30, 2023 and $8,787,000 at December 31, 2022 and are primarily from the sale of the Bobby C. Smith Jr. deferring members’ output. The remainder of our receivables is primarily related to transactions with affiliated companies and investment income which were $44,745,000 and $13,834,000 at September 30, 2023 and December 31, 2022, respectively.
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
We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members during the nine months ended September 30, 2023 and 2022 were $6,518,000 and $11,987,000, respectively. The cumulative amount billed since inception of the program totaled $132,950,000.
In 2018, we began an additional rate management program that allows us to recover future expense on a current basis from our members. In general, the program allows for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits and amounts billed to participating members, during the nine months ended September 30, 2023 and 2022 were ($47,140,000) and $8,831,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $321,962,000. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and nine months ended September 30, 2023 and 2022 was insignificant.
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
Operating Leases
Our railcar operating leases have terms that extend through October 31, 2026. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have an additional operating lease for real property at one of our electric generating facilities, that has a term that extends through February 2042 with one renewal option for a 20 year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
We combine lease and nonlease components for all lease agreements.

Classification	September 30, 2023	December 31, 2022
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(276,829)	(272,876)
Total finance lease assets	$25,903	$29,856
Lease liabilities—Finance leases
Obligations under finance leases	$48,388	$52,937
Long-term debt and finance leases due within one year	8,861	8,398
Total finance lease liabilities	$57,249	$61,335

Classification	September 30, 2023	December 31, 2022
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$2,432	$3,326
Total operating lease assets	$2,432	$3,326
Lease liabilities—Operating leases
Capitalization—Other	$1,687	$2,256
Other current liabilities	759	1,164
Total operating lease liabilities	$2,446	$3,420

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,100	$1,885	$6,299	$5,656
Interest on lease liabilities	Interest expense	1,638	1,852	4,914	5,556
Operating lease cost:	Inventory(1) & production expense	329	222	986	666
Total leased cost		$4,067	$3,959	$12,199	$11,878
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2023	December 31, 2022
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	5.47	5.94
Operating leases	7.47	6.44
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	5.78%	5.52%

	Nine months ended September 30,
	2023	2022
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,389	$3,806
Operating cash flows from operating leases	$1,066	$747
Financing cash flows from finance leases	$4,086	$3,669
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—
Maturity analysis of our finance and operating lease liabilities as of September 30, 2023 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2023	$7,475	$257	$7,732
2024	14,949	850	15,799
2025	14,949	641	15,590
2026	14,949	350	15,299
2027	14,949	72	15,021
Thereafter	10,685	869	11,554
Total lease payments	$77,956	$3,039	$80,995
Less: imputed interest	(20,707)	(593)	(21,300)
Present value of lease liabilities	$57,249	$2,446	$59,695
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.

Lease income recognized during the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Lease income	$1,686	$1,651	$5,062	$4,965
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
(I)Restricted Cash and Investments.    Restricted investments consisted of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that were held by the U.S. Treasury, acting through the Federal Financing Bank. At December 31, 2022, we had restricted investments totaling $74,031,000, all of which were classified as current. During the three-month period ended March 31, 2023, we utilized all of our restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. No restricted investments were held at September 30, 2023.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Nine months ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Cash and cash equivalents	$484,237	$572,828
Restricted cash included in restricted cash and short-term investments	7,100	67,600
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$491,337	$640,428
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	2023	2022
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$26,481	$29,494
Amortization of financing leases(b)	29,562	31,908
Outage costs(c)	36,023	29,317
Asset retirement obligations—Ashpond and other(l)	358,706	353,212
Asset retirement obligations—Nuclear(l)	20,724	32,192
Depreciation expense - Plant Vogtle(d)	34,482	35,549
Depreciation expense - Plant Wansley(e)	346,710	361,784
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,468	54,701
Interest rate options cost(g)	139,044	136,827
Deferral of effects on net margin—Smith Energy Facility(h)	132,271	136,730
Other regulatory assets(o)	9,269	10,591
Total Regulatory Assets	$1,188,740	$1,212,305
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$35,030	$35,580
Deferral of effects on net margin—Hawk Road Energy Facility(h)	16,174	16,636
Deferral of effects on net margin—Bobby C. Smith Jr. Energy Facility(p)	5,610	14,825
Major maintenance reserve(j)	112,842	74,584
Amortization of financing leases(b)	3,383	5,557
Deferred debt service adder(k)	166,491	154,514
Revenue deferral plan(m)	317,491	357,460
Natural gas hedges(n)	47,054	131,804
Other regulatory liabilities(o)	998	1,230
Total Regulatory Liabilities	$705,073	$792,190
Net Regulatory Assets	$483,667	$420,115

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
Together, the Original FFB Documents and Additional FFB Documents provide for a term loan facility (the Facility) under which we borrowed a total of $4,633,028,088. We received our final advance under the Facility in December 2022. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of September 30, 2023, we have repaid $424,226,209 of principal on the FFB Notes and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,208,801,878. The final maturity date is February 20, 2044. We may voluntarily prepay outstanding borrowings under the Facility. Under the FFB Documents, any prepayment will be subject to a make-whole premium or discount, as applicable. Any amounts prepaid may not be re-borrowed.

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
If certain events occur, referred to as an "Alternate Amortization Event," at the Department of Energy's option we will be required to repay the outstanding principal amount of all borrowings under the Facility over a period of five years, with level principal amortization. These events include (i) abandonment of the Vogtle Units No. 3 and No. 4 project, including a decision by Georgia Power to cancel the project, (ii) cessation of the construction of Vogtle Units No. 3 and No. 4 for twelve consecutive months, (iii) termination of the Services Agreement or rejection of the Services Agreement in bankruptcy, if Georgia Power does not maintain access to certain related intellectual property rights, (iv) termination of the Services Agreement by Westinghouse or termination of the Bechtel Agreement by Bechtel Power Corporation, (v) delivery of certain notices by the Co-owners to the Department of Energy of their intent to cancel construction of Vogtle Units No. 3 and No. 4 coupled with termination by the Co-owners of the Services Agreement or the Bechtel Agreement, (vi) failure of the Co-owners to enter into a replacement contract with respect to the Services Agreement or the Bechtel Agreement following the Co-owners' termination of such agreement with the intent to replace it, (vii) the

Department of Energy's takeover of construction of Vogtle Units No. 3 and No. 4 under certain conditions, (viii) the occurrence of any Project Adverse Event that results in a cancellation of the Vogtle Units No. 3 and No. 4 project or the cessation or deferral of construction beyond the periods permitted under the Loan Guarantee Agreement, (ix) loss of or failure to receive necessary regulatory approvals under certain circumstances, (x) loss of access to intellectual property rights necessary to construct or operate Vogtle Units No. 3 and No. 4 under certain circumstances, (xi) our failure to fund our share of operation and maintenance expenses for Vogtle Units No. 3 and No. 4 for twelve consecutive months, (xii) change of control of Oglethorpe and (xiii) certain events of loss or condemnation. If we receive proceeds from an event of condemnation relating to Vogtle Units No. 3 and No. 4, such proceeds must be applied to immediately prepay outstanding borrowings under the Facility.
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2023, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $58,284,000 for long-term financing of general and environmental improvements at existing plants.
In October 2023, we received an additional $11,988,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
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

On July 31, 2023, Georgia Power placed Unit No. 3 in service.
Cost and Schedule
Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. Our current budget, which includes capital costs and allowance for funds used during construction, is $8.3 billion and is based on commercial operation dates of July 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects payments received from Georgia Power related to the cost sharing provisions of the settlement agreement described below, the majority of which we received after September 30, 2023.
The table below shows our current project budget and actual costs through September 30, 2023 for our share of the project.

	(in millions)
	Project Budget	Actual Costs at September 30, 2023
Construction Costs (1)	$6,208	$6,413
Financing Costs	2,046	1,974
Subtotal	$8,254	$8,387

Deferred Training Costs	46	47
Total Project Costs	$8,300	$8,434

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement.

Any schedule extension beyond March 2024 for Unit No. 4 is expected to increase our costs by approximately $20 million per month. We and some of our members have implemented various rate management programs to lessen the impact on rates related to the additional Vogtle units.
As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit No. 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, system turnovers and workforce statistics.
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of September 30, 2023, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be approximately $440 million, or approximately $130 million based on our 30% share, and is included in the project budget.

On May 1, 2023, hot functional testing was completed at Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear identified a motor fault in one of four reactor coolant pumps and has started the process of replacing the pump. With Unit No. 3’s four reactor coolant pumps operating as designed, Southern Nuclear has stated that it believes that the motor fault on the single Unit No. 4 reactor coolant pump is an isolated event. However, any findings on the root cause of the motor fault on the affected pump could require engineering changes or remediation related to the other Unit No. 3 and Unit No. 4 reactor coolant pumps.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 significantly depends on the pace and success of replacing the reactor coolant pump, which involves removing and re-installing commodities around the pump. As Unit No. 4 completes the reactor coolant pump replacement, including any associated repairs to other reactor coolant pumps, and transitions further into testing, ongoing and potential future challenges include the management of contractors and vendors, subcontractor performance, the availability of materials and parts, and/or related cost escalation; the pace of remaining work package closures; the availability of craft, supervisory and technical support resources; and the timeframe and duration of final component and pre-operational testing.

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
The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. As of December 31, 2021, budget increases since VCM 19 reached $3.4 billion for all Co-owners. As a result of those increases, we believed that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power did not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. We and Georgia Power also did not agree on the dollar amount that triggered Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above was triggered.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit sought declaratory judgment that the cost sharing and tender provisions of the Global Amendments were triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleged breach of contract and asserted other claims and sought damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount was $18.38 billion and that costs related to force majeure events were excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

On October 5, 2023, we entered into a settlement agreement with Georgia Power to resolve the litigation regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items:

•Georgia Power agreed that its total liability with respect to the cost-sharing bands was $99 million, plus $5 million of financing costs related to certain payments made under protest related to the cost-sharing bands. Georgia Power made $37.5 million of cost-sharing payments prior to the settlement date and paid us an additional $66.5 million at the time of the settlement agreement for the remaining balance.

•Georgia Power will pay 66% of our 30% share of incremental costs of construction that exceed a total project budget of $19.2 billion as such costs are incurred and with no adjustment for costs related to COVID-19 or any other force majeure event. Based on the current project budget, Georgia Power would pay a total of $346.3 million of our construction costs. Georgia Power paid us $241.2 million at the time of the settlement agreement for construction costs previously paid by us and, based on the current project budget, would make $105.1 million in total payments after the settlement date for remaining construction costs. Georgia Power’s ultimate payments pursuant to this arrangement will depend on the final cost of Vogtle Units No. 3 and No. 4 and may be greater or less than the estimated payments based on the current project budget.

•We retracted our tender offer and will retain our full 30% ownership interest in Vogtle Units No. 3 and No. 4.

On October 17, 2023, Georgia Power and the City of Dalton reached an agreement with respect to their pending litigation. On October 23, 2023, we, Georgia Power and the City of Dalton filed a stipulation of dismissal with prejudice of the litigation described above, including Georgia Power’s counterclaims.

Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively (each, a Project Adverse Event). The schedule extensions, announced in February 2022, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction. On August 30, 2023, Georgia Power filed an application with the Georgia Public Service Commission, which included a public announcement that Georgia Power did not intend to submit for rate recovery an amount that is greater than 6% of costs during any VCM reporting period, which triggered the requirement for a Co-owner vote to continue construction. All of the Co-owners voted to continue construction.
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
Plant Vogtle Unit No. 3 Commercial Operations
On July 31, 2023, Plant Vogtle Unit No. 3 reached commercial operation and was placed in service. The total amount in service related to Unit No. 3, including common facilities, as of September 30, 2023, was approximately $4.8 billion. During the third quarter of 2023, we sold to Georgia Power $8.6 million of nuclear production tax credits ("NPTCs"), earned by us pursuant to Section 45J of the Internal Revenue Code and recognized the amount as a credit to the Production expense line item within our unaudited consolidated income statements.
(N)Measurement of Credit Losses on Financial Instruments. The financial assets we hold that are subject to credit losses (Topic 326) are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper we invest in is rated as investment grade. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.
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

(P)Asset Retirement Obligations. On March 6, 2023, Plant Vogtle Unit No. 3's nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality. During the first quarter of 2023, we recognized new nuclear asset retirement obligations totaling $62.8 million. During the nine months ended September 30, 2023, we also recorded an increase in cash flow estimates of $10.9 million related to existing coal ash related asset retirement obligations. We expect to periodically receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures.

(Q)Plant Purchase Agreement. On August 22, 2023, we signed a membership interest purchase agreement with Mackinaw Power, LLC to purchase Walton County Power, LLC, owner of the Walton County Power Plant. The Walton facility consists of three natural gas-fired combustion turbine electric generating units with a combined nominal capacity of 465 megawatts located in Walton County, Georgia. The acquisition is subject to customary closing conditions and certain regulatory approvals and is expected to close in the second quarter of 2024.

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
We have substantially similar wholesale power contracts with each of our members that extend through 2050. We and our members are discussing extending the term of the wholesale power contracts to 2085. We are targeting completing this process by year end. For additional information regarding our wholesale power contracts with our members, see “Item 1–BUSINESS–OGLETHORPE POWER CORPORATION–Wholesale Power Contracts” in our 2022 Form 10-K.
Results of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022
Net Margin
Our net margin for the three-month and nine-month periods ended September 30, 2023 were $27.1 million and $70.0 million, compared to $32.1 million and $72.2 million for the same periods of 2022, respectively. Through September 30, 2023, we collected approximately 106.4% of our targeted net margin of $65.7 million for the year ending December 31, 2023. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2023 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $10.3 million and $9.0 million as of September 30, 2023 and September 30, 2022, respectively. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2022 Form 10-K.
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
The components of member revenues for the three-month and nine-month periods ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)
	2023	2022	% Change	2023	2022	% Change
Capacity revenues	$287,067	$243,860	17.7%	$763,294	$728,992	4.7%
Energy revenues	184,421	383,270	(51.9)%	461,343	794,369	(41.9)%
Total	$471,488	$627,130	(24.8)%	$1,224,637	$1,523,361	(19.6)%
MWh Sales to members(1)	8,355,880	8,243,846	1.4%	21,151,772	20,053,117	5.5%
Cents/kWh	5.64	7.61	(25.9)%	5.79	7.60	(23.8)%
Member energy requirements supplied(1)	67%	68%	(1.5)%	67%	62%	8.1%
(1) Excludes test energy megawatt-hours from Plant Vogtle Unit No. 3 supplied to members. Any revenues and costs associated with test energy were capitalized.

Energy revenues from members decreased for the three-month and nine-month periods ended September 30, 2023 compared to the same periods in 2022, primarily due to the recovery of lower fuel costs. The increase in megawatt-hours sold to members for the three-month and nine-month periods ended September 30, 2023 compared to the same periods in 2022 partially offset the decrease in fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses."

Sales to non-members.    Sales to non-members during the three-month and nine-month periods ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)

	2023	2022	% Change	2023	2022	% Change
Energy revenues	$20,705	$77,135	(73.2)%	$42,011	$134,474	(68.8)%
Capacity revenues	8,583	—	—	12,970	—	—
Total	$29,288	$77,135	(62.0)%	$54,981	$134,474	(59.1)%
MWh Sales to non-members	591,926	694,911	(14.8)%	1,317,214	1,450,107	(9.2)%
Cents/kWh	4.95	11.10	(55.4)%	4.17	9.27	(55.0)%
Energy revenues from non-members were primarily from the sale of the Bobby C. Smith Jr. Energy Facility's deferring members' output into the wholesale market. Capacity revenues from non-members related to the two units we acquired at the Washington County Power Plant in December 2022. Energy revenues from non-members decreased for the three-month and nine-month periods ended September 30, 2023 compared to the same periods in 2022 primarily due to lower prices and a decrease in megawatt-hours sold to non-members.
Operating Expenses
Fuel

The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Coal	$51,245	$35,908	42.7%	1,351,874	984,046	37.4%	3.79	3.65	3.8%
Nuclear	23,183	19,492	18.9%	2,946,426	2,692,666	9.4%	0.79	0.72	9.7%
Gas:
Combined Cycle	85,383	263,871	(67.6)%	4,311,980	4,350,220	(0.9)%	1.98	6.07	(67.4)%
Combustion Turbine	24,955	99,947	(75.0)%	721,388	1,110,747	(35.1)%	3.46	9.00	(61.6)%
	$184,766	$419,218	(55.9)%	9,331,668	9,137,679	2.1%	1.98	4.59	(56.9)%

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Coal	$101,088	$88,681	14.0%	2,638,082	2,425,508	8.8%	3.83	3.66	4.6%
Nuclear	57,578	54,678	5.3%	7,775,074	7,516,956	3.4%	0.74	0.73	1.4%
Gas:
Combined Cycle	247,772	561,460	(55.9)%	11,338,512	10,422,541	8.8%	2.19	5.39	(59.4)%
Combustion Turbine	43,964	143,004	(69.3)%	1,301,303	1,671,317	(22.1)%	3.38	8.56	(60.5)%
	$450,402	$847,823	(46.9)%	23,052,971	22,036,322	4.6%	1.95	3.85	(49.4)%

(1) Excludes test energy megawatt-hours generated at Plant Vogtle Unit No. 3.

Total fuel costs decreased for the three-month and nine-month periods ended September 30, 2023 compared to the same periods in 2022 as a result of a decrease in the average cost of fuel offset by an increase in generation for members. The decrease in average fuel cost was primarily due to lower average natural gas prices in 2023. The lower average cost of fuel and the increase in generation were also due in part to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023, which generated approximately 488,000 megawatt hours during the third quarter of 2023. The overall increase in generation for the nine-month period ended September 30, 2023 compared to the same period in 2022 was largely due to the commercial operation of Plant Vogtle Unit No. 3 and our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices.

Production costs decreased for the three-month and nine-month periods ended September 30, 2023 as compared to the same periods of 2022 primarily as a result of the deferral of net margins associated with Bobby C. Smith Jr. partially offset by $6.8 million in net production costs related to Plant Vogtle Unit No. 3, including $8.6 million in credits recognized from the sale of nuclear production tax credits to Georgia Power. For more information on nuclear production tax credits, see Note M of Notes to Unaudited Consolidated Financial Statements.
Interest Charges
Net interest charges increased for the three-month and nine-month periods ended September 30, 2023 as compared to the same periods of 2022 as a result of lower capitalization of interest expense due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023. In addition, interest expense was higher due to an increase in short-term borrowings and higher interest rates.

Financial Condition
Balance Sheet Analysis as of September 30, 2023
Assets
Electric plant in service increased by approximately $4.8 billion with a corresponding decrease in construction work in progress, primarily due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023. Cash used for property additions for the nine-month period ended September 30, 2023 totaled $719.5 million. Of this amount, $454.1 million was associated with construction expenditures for Vogtle Units No. 3 and No. 4, $64.8 million was for nuclear fuel purchases and $16.7 million for the acquisition of one unit at the Baconton Power Plant. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $35.8 million increase in the nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to the recovery in the stock market during the nine-month period ended September 30, 2023.

Restricted cash and investments consists of collateral posted by our counterparties under our natural gas swap agreements and funds on deposit with the Rural Utilities Service in the Cushion of Credit Account. During the nine-month period ended September 30, 2023, restricted cash and investments decreased $97.3 million as we fully utilized our remaining $74.0 million of restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments and as a result of a $23.3 million decrease in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
Short-term investments increased $63.2 million for the nine-month period ended September 30, 2023 primarily due to $63.2 million of long-term investments reclassified to short-term investments as we expect to apply the proceeds from these maturing investments to members' bills during the next twelve months.
Prepayments and other current assets decreased $22.5 million during the nine-month period ended September 30, 2023 primarily due to a $24.8 million decrease in fair value of our natural gas contracts that will settle within the next twelve months.
Other deferred charges decreased $36.9 million during the nine-month period ended September 30, 2023 primarily due to a $58.4 million decrease in fair value of our natural gas contracts that will settle after the next twelve months offset by a $27.5 million deposit made for long-term firm natural gas transportation capacity.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $157.8 million primarily as a result of $240.5 million in debt service payments. Offsetting this decrease was $58.3 million in advances under a Rural Utilities Service-guaranteed loan and a $21.0 million advance under one of our line of credit facilities. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $533.9 million during the nine-month period ended September 30, 2023. During this period, total short-term borrowings were $635.1 million and repayments totaled $101.2 million.
Accounts payable decreased $134.3 million during the nine-month period ended September 30, 2023. The decrease was primarily due to a $57.1 million reduction in payables due to Georgia Power, a $54.6 million decrease in payables for natural gas purchases and related transportation and applying $28.5 million in credits to our members' bills in the first quarter of 2023 for a board-approved reduction in 2022 revenue in excess of the requirement to meet the 2022 targeted net margin.
Other current liabilities decreased $60.3 million for the nine-month period ended September 30, 2023 primarily as a result of a $33.0 million decrease in operating and maintenance liabilities and a $23.3 million decrease in restricted cash posted by and due to counterparties under our natural gas swap agreements
Asset retirement obligations increased $112.9 million for the nine-month period ended September 30, 2023 primarily due to recognized nuclear asset retirement obligations of $62.8 million, change in cash flow estimates of $10.9 million for coal ash related decommissioning costs and $49.0 million in accretion expense.
Regulatory liabilities decreased $87.1 million for the nine-month period ended September 30, 2023 primarily due to $84.7 million decrease in the liability associated with unrealized gains on our natural gas contracts and a $40.0 million decrease in the liability associated with one of our rate management programs. Offsetting such decreases was a $38.3 million increase in collections for future major maintenance outages. See Note F of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs.
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
On July 31, 2023, Georgia Power placed Unit No. 3 in service.
Cost and Schedule
Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. Our current budget, which includes capital costs and allowance for funds used during construction, is $8.3 billion and is based on commercial operation dates of July 2023 and March 2024 for Units No. 3 and No. 4, respectively. This budget reflects payments received from Georgia Power related to the cost sharing provisions of the settlement agreement described below, the majority of which we received after September 30, 2023.
The table below shows our current project budget and actual costs through September 30, 2023 for our share of the project.

	(in millions)
	Project Budget	Actual Costs at September 30, 2023
Construction Costs (1)	$6,208	$6,413
Financing Costs	2,046	1,974
Subtotal	$8,254	$8,387

Deferred Training Costs	46	47
Total Project Costs	$8,300	$8,434

(1) Construction costs are net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement.

Any schedule extension beyond March 2024 for Unit No. 4 is expected to increase our costs by approximately $20 million per month. We and some of our members have implemented various rate management programs to lessen the impact on rates related to the additional Vogtle units.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit No. 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results, engineering support, system turnovers and workforce statistics.
Since March 2020, the number of active cases of COVID-19 at the site has fluctuated consistent with the surrounding area and impacted productivity levels and pace of activity completion. As of September 30, 2023, the incremental cost associated with COVID-19 mitigation actions and impacts on construction productivity, substantially all of which occurred during 2020 and 2021, is estimated by Georgia Power to be approximately $440 million, or approximately $130 million based on our 30% share, and is included in the project budget.

On May 1, 2023, hot functional testing was completed at Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear identified a motor fault in one of four reactor coolant pumps and has started the process of replacing the pump. With Unit No. 3’s four reactor coolant pumps operating as designed, Southern Nuclear has stated that it believes that the motor fault on the single Unit No. 4 reactor coolant pump is an isolated event. However, any findings on the root cause of the motor fault on the affected pump could require engineering changes or remediation related to the other Unit No. 3 and Unit No. 4 reactor coolant pumps.

Georgia Power has disclosed that it projects an in-service date for Unit No. 4 during the first quarter 2024. Given the remaining work to be done and potential risks associated with completing the work, our current budget anticipates an in-service date for Unit No. 4 in March 2024. Meeting the projected in-service date for Unit No. 4 significantly depends on the pace and success of replacing the reactor coolant pump, which involves removing and re-installing commodities around the pump. As Unit No. 4 completes the reactor coolant pump replacement, including any associated repairs to other reactor coolant pumps, and transitions further into testing, ongoing and potential future challenges include the management of contractors and vendors, subcontractor performance, the availability of materials and parts, and/or related cost escalation; the pace of remaining work package closures; the availability of craft, supervisory and technical support resources; and the timeframe and duration of final component and pre-operational testing.

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
The VCM 19 total project cost is $17.1 billion (which excludes non-shareable costs) as reflected in numerous Georgia Public Service Commission filings. As of December 31, 2021, budget increases since VCM 19 reached $3.4 billion for all Co-owners. As a result of those increases, we believed that the tender option was triggered at the Co-owner construction budget vote on February 14, 2022 and that Georgia Power’s increased responsibility for certain construction costs as described above commenced in March 2022.

On June 17, 2022, we notified Georgia Power of our election to exercise the tender option and cap our capital costs in exchange for a proportionate reduction of our 30% interest in the two new units. On July 26, 2022, the City of Dalton notified Georgia Power that it had elected to exercise its tender option.

We and Georgia Power did not agree on certain aspects of the tender option, including the dollar amount that triggers our option to tender a portion of our ownership interest to Georgia Power under the tender option or the extent to which costs that are the result of a force majeure event (such as COVID-19) impact the point at which the tender option is triggered. We and Georgia Power also did not agree on the dollar amount that triggered Georgia Power’s increased responsibility for certain construction costs as described above, and the extent to which costs that are the result of a force majeure event (such as COVID-19), impact the calculation of the point at which Georgia Power’s increased responsibility for certain construction costs as described above was triggered.

Accordingly, in March 2022, we notified Georgia Power of a billing dispute with regards to both the starting dollar amount and the application of costs resulting from a force majeure event and how such amounts impact the thresholds and timing of the cost-sharing and tender option provisions. On June 18, 2022, after completing the dispute resolution procedures set forth in the Ownership Participation Agreement for the additional Vogtle units, we and MEAG filed separate lawsuits against Georgia Power in the Superior Court of Fulton County, Georgia seeking to enforce the terms of the Global Amendments. Our lawsuit sought declaratory judgment that the cost sharing and tender provisions of the Global Amendments were triggered based on a VCM 19 forecast of $17.1 billion. Our lawsuit also alleged breach of contract and asserted other claims and sought damages and injunctive relief requiring Georgia Power to track and allocate construction costs consistent with our interpretation of the Global Amendments. On July 28, 2022, Georgia Power filed a counterclaim against us seeking a declaratory judgment that the starting dollar amount was $18.38 billion and that costs related to force majeure events were excluded prior to calculating the cost-sharing and tender provisions and when calculating Georgia Power’s related financial obligations. On September 26, 2022, the City of Dalton filed a complaint in our lawsuit and joined our claims. On September 29, 2022, Georgia Power and MEAG reached an agreement with respect to their pending litigation.

On October 5, 2023, we entered into a settlement agreement with Georgia Power to resolve the litigation regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments. Under the terms of the agreement, among other items:

•Georgia Power agreed that its total liability with respect to the cost-sharing bands was $99 million, plus $5 million of financing costs related to certain payments made under protest related to the cost-sharing bands. Georgia Power made $37.5 million of cost-sharing payments prior to the settlement date and paid us an additional $66.5 million at the time of the settlement agreement for the remaining balance.

•Georgia Power will pay 66% of our 30% share of incremental costs of construction that exceed a total project budget of $19.2 billion as such costs are incurred and with no adjustment for costs related to COVID-19 or any other force majeure event. Based on the current project budget, Georgia Power would pay a total of $346.3 million of our construction costs. Georgia Power paid us $241.2 million at the time of the settlement agreement for construction costs previously paid by us and, based on the current project budget, would make $105.1 million in total payments after the settlement date for remaining construction costs. Georgia Power’s ultimate payments pursuant to this arrangement will depend on the final cost of Vogtle Units No. 3 and No. 4 and may be greater or less than the estimated payments based on the current project budget.

•We retracted our tender offer and will retain our full 30% ownership interest in Vogtle Units No. 3 and No. 4.

On October 17, 2023, Georgia Power and the City of Dalton reached an agreement with respect to their pending litigation. On October 23, 2023, we, Georgia Power and the City of Dalton filed a stipulation of dismissal with prejudice of the litigation described above, including Georgia Power’s counterclaims.

Pursuant to the Joint Ownership Agreements, as amended by the Global Amendments, the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 must vote to continue construction, or can vote to suspend construction, if certain adverse events occur, including: (i) the bankruptcy of Toshiba Corporation; (ii) termination or rejection in bankruptcy of certain agreements, including the Services Agreement, the Bechtel Agreement or the agency agreement with Southern Nuclear; (iii) Georgia Power publicly announces its intention not to submit for rate recovery any portion of its investment in Vogtle Units No. 3 and No. 4 (or associated financing costs) or the Georgia Public Service Commission determines that any of Georgia Power's costs relating to the construction of Vogtle Units No. 3 and No. 4 will not be recovered in retail rates, excluding any additional amounts paid by Georgia Power on behalf of the other Co-owners pursuant to the Global Amendment provisions described above and the first 6% of costs during any six-month VCM reporting period that are disallowed by the Georgia Public Service Commission for recovery, or for which Georgia Power elects not to seek cost recovery, through retail rates or (iv) an incremental extension of one year or more from the seventeenth VCM report estimated in-service dates of November 2021 and November 2022 for Units No. 3 and No. 4, respectively. The schedule extensions, announced in February 2022, which reflected a cumulative delay of over a year for each unit from the schedules approved in the seventeenth VCM report, triggered the requirement for the holders of at least 90% of the ownership interests in Vogtle Units No. 3 and No. 4 to vote to continue construction, and the Co-owners unanimously voted to continue construction. On August 30, 2023, Georgia Power filed an application with the Georgia Public Service Commission, which included a public announcement that Georgia Power did not intend to submit for rate recovery an amount that is greater than 6% of costs during any VCM reporting period, which triggered the requirement for a Co-owner vote to continue construction. All of the Co-owners voted to continue construction.
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

Plant Purchase Agreement

On August 22, 2023, we signed a membership interest purchase agreement with Mackinaw Power, LLC to purchase Walton County Power, LLC, owner of the Walton County Power Plant. The Walton facility consists of three natural gas-fired combustion turbine electric generating units with a combined nominal capacity of 465 megawatts located in Walton County, Georgia. The acquisition is subject to customary closing conditions and certain regulatory approvals and is expected to close in the second quarter of 2024.

Grid Resilience and Innovation Partnerships (GRIP) Program

On October 18, 2023, the Georgia Environmental Finance Authority, together with application partners Oglethorpe, Georgia Transmission Corporation and Georgia System Operations Corporation, announced that they had been selected for a $250 million grant under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program. As part of the grant application, Oglethorpe applied for an aggregate of 75 megawatts of utility-scale battery storage which is estimated to utilize approximately $80 million of the total award. Receipt of any grant proceeds is subject to meeting program requirements and customary closing conditions and the ultimate projects financed with these funds may change from the initial application.
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
Liquidity
At September 30, 2023, we had $1.1 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $484 million in cash and cash equivalents, and $591 million available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2023		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$15	'(1)	December 2024
CFC Line of Credit(2)	110	110		December 2023
JPMorgan Chase Line of Credit	350	326	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2023
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at September 30, 2023.

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

(3)At September 30, 2023, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties and $21 million was drawn under the credit facility.

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

We plan to refinance our commercial paper with long-term debt. We intend to issue first mortgage bonds to provide long-term financing of the construction costs for Vogtle Unit No. 3 that have been financed on an interim basis with commercial paper and the remaining construction cost for Vogtle Unit No. 4, refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans, and for certain other costs not financed through the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Washington County and Baconton acquisitions.

In September 2023, we borrowed $21 million under our JPMorgan Chase line of credit to refinance commercial paper that had been used to provide interim financing for our recent acquisitions.

At September 30, 2023, our unsecured committed lines of credit provided us the capacity to issue letters of credit totaling up to $960 million in the aggregate and $451.3 million remained available for the issuance of letters of credit under these lines of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, Department of Energy principal payments, and the Washington County and Baconton acquisitions, until long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2023, the required minimum level was $750 million and our actual patronage capital was $1.3 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At September 30, 2023, we had $11.8 billion of secured indebtedness and $1.2 billion of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At September 30, 2023, we had seven members participating in the program and a balance of $82.1 million remaining to be applied against future power bills.
At September 30, 2023, we had $7.1 million of cash collateral posted by counterparties to our natural gas hedge program, all of which is classified as restricted cash.
Financing Activities
First Mortgage Indenture.    At September 30, 2023, we had $11.8 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2022 Form 10-K for further discussion of our first mortgage indenture.
Rural Utilities Service-Guaranteed Loans.    At September 30, 2023, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $206.5 million remaining to be advanced. When advanced, the debt will be secured ratably under our first mortgage indenture. In September 2023, we have received a conditional loan commitment for a new Rural Utilities Service-guaranteed loan totaling $755.2 million that we expect to begin advancing in late 2024. As of September 30, 2023, we had $2.7 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.
Department of Energy-Guaranteed Loans.   We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans and $4.2 billion was outstanding at September 30, 2023. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.
In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of September 30, 2023, we had repaid $424.2 million under these loans and expect to repay a total of approximately $486 million in principal on these loans by March 2024.
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

We plan to issue a total of approximately $1.18 billion of taxable first mortgage bonds before the end of 2024 to provide long-term financing or refinancing of expenditures related to Vogtle Units No. 3 and No. 4, including approximately $690 million remaining long-term financing for the Vogtle units and $486 million to refinance principal repayments on our Department of Energy-guaranteed loans that will occur before the in-service date of in-service date of Vogtle Unit No. 4, as described above.
As part of this plan, we currently expect to issue $300 million of taxable first mortgage bonds in the fourth quarter of 2023, but we may adjust this amount depending on market conditions.
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
Item 4.    Controls and Procedures
As of September 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
On October 5, 2023, we entered into a settlement agreement with Georgia Power to resolve the previously disclosed litigation regarding the proper interpretation of the cost-sharing and tender provisions of the Global Amendments for Vogtle Units No. 3 and No. 4. On October 17, 2023, Georgia Power and the City of Dalton reached an agreement with respect to their pending litigation. On October 23, 2023, we, Georgia Power and the City of Dalton filed a stipulation of dismissal with prejudice of this litigation, including Georgia Power’s counterclaims.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition – Capital Requirements and Liquidity and Sources of Capital – Vogtle Units No. 3 and No. 4” for additional information regarding the settlement agreement and Vogtle Units No. 3 and No. 4.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2022 Form 10-K and "Risk Factors" in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 13, 2023	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	November 13, 2023		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)