Form 10-K
period 2023-12-31
OGLETHORPE POWER CORP
filed 2024-03-25
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                             ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The Registrant is a membership corporation and has no authorized or outstanding equity securities.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The Registrant is a membership corporation and has no authorized or outstanding equity securities.
Documents Incorporated by Reference: None

OGLETHORPE POWER CORPORATION
2023 FORM 10-K ANNUAL REPORT

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "RISK FACTORS" and in other sections of this annual report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this annual report may not occur.

Any forward-looking statement speaks only as of the date of this annual report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•cost increases and schedule delays with respect to our capital improvement and construction projects, such as the construction of Unit No. 4 at Plant Vogtle, the closure of coal ash ponds and any future generation projects we undertake;

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

•the impact of load growth in our members’ service territories and any decisions regarding the development of additional generation resources to meet the additional demand;

•our participation in any federal loan or grant programs for which we qualify and are selected and our ability to meet the applicable loan or grant conditions and requirements;

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
•early retirement of our co-owned coal units;
•significant changes in our relationship with our employees, including the availability of qualified personnel;
•acts of sabotage, wars or terrorist activities, including cyber attacks;
•hazards customary to the electric industry and the possibility that we may not have adequate insurance to cover losses resulting from these hazards;

•catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, explosions, pandemic health events, or similar occurrences;
•significant changes in critical accounting policies material to us; and
•other factors discussed elsewhere in this annual report and in other reports we file with the SEC.

ITEM 1.    BUSINESS
OGLETHORPE POWER CORPORATION
General
We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. We have 337 employees.
Our members are local consumer-owned distribution cooperatives that provide retail electric service on a not-for-profit basis. In general, our members' customer base consists of residential, commercial and industrial consumers within specific geographic areas. Our members serve approximately 2.1 million electric consumers (meters) representing approximately 4.5 million people. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES."
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
Power Supply Business
We provide wholesale electric service to our members for a significant portion of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers from time to time. In 2023, we supplied energy that accounted for approximately 68% of the retail energy requirements of our members. We provide this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
As of December 31, 2023, our fleet of generating units total 8,525 megawatts of summer planning reserve capacity, which includes 733 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, gas, coal, oil and water. We also supply financial and management services to support Green Power EMC's purchase of energy from 756 megawatts of renewable resources, including, low-impact hydroelectric, landfill gas, wood-waste biomass and solar facilities. See "– Relationship with Green Power EMC," "OUR POWER SUPPLY

RESOURCES," "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" – and "PROPERTIES – Generating Facilities."
In 2023, two of our members, Jackson EMC and Cobb EMC, accounted for approximately 15% and 11% of our total revenues, respectively. Each of our other members accounted for less than 10% of our total revenues in 2023.
Wholesale Power Contracts
We have a wholesale power contract with each member that is substantially similar. On November 15, 2023, we and each of our members extended the term of the contracts from December 31, 2050 to December 31, 2085, and each contract will continue thereafter until terminated by three years' written notice by us or the respective member. Under the wholesale power contracts, each member is unconditionally obligated, on an express "take-or-pay" basis, for a fixed percentage of the capacity costs of each of our generation resources and purchased power resources with a term greater than one year. Each wholesale power contract specifically provides that the member must make payments whether or not power is delivered and whether or not a resource is completed, delayed, terminated, operable, operating, retired, sold, leased, transferred or is otherwise unavailable. We are obligated to use our reasonable best efforts to operate, maintain and manage our resources in accordance with prudent utility practices.
We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation resources, although not all members participate in all resources. For any future generation or purchased power resource, we will assign fixed percentage capacity cost responsibilities only to members choosing to participate in that resource. The wholesale power contracts provide that each member is jointly and severally responsible for all costs and expenses of all existing generation and purchased power resources, as well as for future resources, whether or not that member has elected to participate in the resource, that are approved by 75% of the members of our board of directors, 75% of our members and members representing 75% of our patronage capital. In the event a member defaults on all or a portion of its payment obligation, the default amount is shared first among the participating members in each resource in which the defaulting member participates. If all these participating members default, each non-participating member is expressly obligated to pay a proportionate share of the default.
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
The formulary rate we established in the rate schedule to the wholesale power contracts employs a rate methodology under which all categories of costs are specifically separated as components of the formula to determine our revenue requirements. The rate schedule also implements the responsibility for fixed costs assigned to each member based on each member's fixed percentage capacity cost responsibilities for all of our generation resources. The monthly charges for capacity and other non-energy charges are based on our annual budget. These capacity and other non-energy charges may be adjusted by our board of directors, if necessary, during the year through an adjustment to the annual budget. Energy charges reflect the pass-through of actual energy costs, including fuel costs, variable operations and maintenance costs and purchased energy costs. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Summary of Cooperative Operations – Rate Regulation."
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

Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2023, our equity ratio was 9.4%.
As of December 31, 2023, we had approximately $12.1 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.
Relationship with Federal Lenders
Rural Utilities Service
Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The budget for fiscal year 2024, which began October 2023, includes an aggregate loan program level of $6.5 billion. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.
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
As of December 31, 2023, we had $2.7 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.
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

We have advanced all amounts available under the Department of Energy-guaranteed loans. In 2020, we began making principal payments on these loans and, at December 31, 2023, we had $4.2 billion outstanding. All advances received under this facility are secured under our first mortgage indenture.

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
We have made loans to Georgia System Operations primarily for the purpose of financing its capital expenditures. As of December 31, 2023, the balance of the loans outstanding was $10.3 million. Georgia System Operations has an additional $4.5 million that it can draw under one of its loans with us.

Georgia Transmission has contracted with Georgia System Operations to provide certain transmission system operation services including reliability monitoring, switching operations, and the real-time management of the transmission system.
Relationship with Georgia Power Company
Our relationship with Georgia Power is a significant factor in several aspects of our business. Except for the Rocky Mountain Pumped Storage Hydroelectric Facility, Georgia Power, on behalf of itself as a co-owner and as agent for the other co-owners, is responsible for the construction and operation of all our co-owned generating facilities, including Vogtle Units No. 3 and No. 4. For further information regarding the agreements between Georgia Power and us, see "PROPERTIES – Fuel Supply," "– Co-Owners of Plants – Georgia Power Company" and "– The Plant Agreements." Georgia Power supplies services to us and Georgia System Operations to support the scheduling and dispatch of our resources, including off-system transactions. Georgia Power and our members are competitors in the State of Georgia for electric service to any new customer that has a choice of supplier under the Georgia Territorial Electric Service Act, which was enacted in 1973, commonly known as the Georgia Territorial Act (see "– Competition"). For further information regarding our members' relationships with Georgia Power, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Service Area and Competition."
Relationship with Smarr EMC
Smarr EMC is a Georgia electric membership corporation owned by 35 of our 38 members. Smarr EMC owns two combustion turbine facilities with aggregate summer planning reserve capacity of 733 megawatts. We provide operations, financial and management services to Smarr EMC. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Relationship with Green Power EMC
Green Power Electric Membership Corporation, owned by our 38 members, is a Georgia electric membership corporation specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 756 megawatts of renewable energy resources. By 2025, the capacity is expected to increase by at least 80 megawatts, bringing the total capacity to more than 836 megawatts. We supply financial and management services to Green Power EMC. For more information on the renewable resources of Green Power EMC, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
Competition
Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories. However, the Georgia Territorial Act permits limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. Georgia is projected to experience significant load growth over the next several years. Our members are actively engaged in competition with other retail electric suppliers for a significant amount of new commercial and industrial loads. The number of commercial and industrial loads served by our members continues to increase annually. This limited competition has given our members the opportunity to develop resources and strategies to operate in a more competitive market.
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
Many members are also providing or considering proposals to provide non-traditional products and services such as natural gas, telecommunications (including broadband) and other services. The Georgia Public Service Commission can authorize member affiliates to market natural gas but is required to condition any authorization on terms designed to ensure that cross-subsidizations do not occur between the electricity services of a member and the gas activities of its gas affiliates. Among other conditions, for members providing broadband services through an affiliate, the Georgia Public Service Commission must approve cost allocations designed to ensure that cross-subsidizations do not occur between the broadband services and the electric and/or gas services of a member or its affiliates.

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

As of December 31, 2023, we had 337 employees. Substantially all of our associates are full-time employees and are located in Georgia. We have a formal Code of Conduct that, among other things, requires that we treat each other, and those outside our company with whom we do business, professionally and with fairness and respect. We must also conduct ourselves in a manner that promotes a favorable image of our company and a positive and professional workplace environment that promotes harmonious relationships among each other and our members.

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

OUR POWER SUPPLY RESOURCES
General
We supply capacity and energy to our members for a portion of their requirements from our fleet of generating assets. In 2023, we supplied approximately 68% of the retail energy requirements of our members. Our members purchased the remaining 32% from a variety of suppliers, including Green Power EMC (renewable resources), Smarr EMC (gas-fired resources), Southeastern Power Administration (hydroelectric power), and several power marketers and other wholesale suppliers. For more detailed information on these other purchases, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Generating Plants
As of December 31, 2023, our fleet of generating units total 8,525 megawatts of summer planning reserve capacity, including 733 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG) and the City of Dalton also have interests in seven of these units at Plants Hatch, Vogtle and Scherer. Georgia Power serves as operating agent for these seven units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 33 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.
See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
Power Purchase and Sale Arrangements
We currently have no material power purchase or sale agreements.
We supply financial and management services to support Green Power EMC's purchase of energy from 756 megawatts of renewable resources, plus an additional 80 megawatts under contract to be constructed. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
We have interchange, transmission and/or short-term capacity and energy purchase or sale agreements with a number of power marketers and other power suppliers. The agreements provide variously for the purchase and/or sale of capacity and energy and/or for the purchase of transmission service.
We are a member of the Southeast Energy Exchange Market (SEEM) which began operating in 2022. SEEM, whose members include the traditional electric operating companies and many of the other electric service providers in the Southeast, is an extension of the existing bilateral market in which participants use an automated, intra-hour energy exchange to buy and sell power near the time the energy is consumed, utilizing available unreserved transmission. Our participation in SEEM has had minimal impact on our business to date. On July 14, 2023, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain Federal Electric Regulatory Commission orders related to SEEM and remanded the proceeding to the Federal Electric Regulatory Commission. The ultimate outcome of this matter cannot be determined at this time.

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
On July 31, 2023, Georgia Power placed Unit No. 3 in service.
Cost and Schedule
Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. As of December 31, 2023, our actual costs related to the new Vogtle units were approximately $8.2 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $384 million we received from Georgia Power in connection with cost-sharing provisions of the Global Amendments and settlement agreement described below.

Our current budget, which includes capital costs and allowance for funds used during construction, is a range of $8.3-8.35 billion and is based on a commercial operation date in the second quarter of 2024 for Unit No. 4 and Georgia Power continuing to pay 66% of our 30% share of the remaining cost of construction pursuant to the settlement agreement described below. Any schedule extension beyond June 2024 for Unit No. 4 is expected to increase our costs by approximately $20 million per month. We and some of our members have implemented various rate management programs to lessen the impact on rates related to the additional Vogtle units.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit No. 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results and engineering support.
.
On May 1, 2023, hot functional testing was completed for Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear had identified a motor fault in one of four reactor coolant pumps, which was replaced. With Unit No. 3’s four reactor coolant pumps operating as designed, Southern Nuclear has stated that it believes that the motor fault on the single Unit No. 4 reactor coolant pump is an isolated event. However, any findings related to the root cause analysis of the motor fault on the affected pump could require engineering changes or remediation related to the other Unit No. 3 and Unit No. 4 reactor coolant pumps.

On February 1, 2024, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear had identified, and remediated, vibrations associated with certain piping within the cooling system. Considering the remaining pre-operational testing, Georgia Power disclosed that it projects Unit No. 4 will be placed in service during the second quarter 2024. On February 14, 2024, Unit No. 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and on March 1, 2024, the generator successfully synchronized to the power grid and generated electricity for the first time.

Meeting the projected in-service date for Unit No. 4 significantly depends on the progression of start-up and pre-operational testing, which may be impacted by equipment or other operational failures. As Unit No. 4 progresses further through testing, ongoing and potential future challenges may also include the management of contractors and vendors, the availability of materials and parts, and/or related cost escalation; the availability of supervisory and technical support resources; and the timeframe and duration of pre-operational testing.

New challenges also may continue to arise as Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last several years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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
Co-Owner Contracts and Other Information
In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 to provide for, among other conditions, additional Co-owner approval requirements. These joint ownership agreements, including the Co-owner approval requirements, were subsequently amended, effective August 2018. As described below, certain provisions of the Joint Ownership Agreements were modified further in September 2018 by the Term Sheet that was memorialized in February 2019 when the Co-owners entered into certain amendments (the Global Amendments) to the Joint Ownership Agreements (as amended, the Joint Ownership Agreements).

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

In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). In February 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner was obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion (EAC) for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's VCM 19 filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs;
•Georgia Power was responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power was responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).

If the EAC was revised and exceeded the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, had a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in VCM 19 plus $2.1 billion.

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

•We retracted our tender offer and retained our full 30% ownership interest in Vogtle Units No. 3 and No. 4.

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
Financing
We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided interest in Vogtle Units No. 3 and No. 4. These loans began amortizing in 2020 and, in December 2022, we made the last advance under these loans. As of December 31, 2023, $4.2 billion of the loans remained outstanding. For additional information regarding terms of the loan and loan guarantee agreement with the Department of Energy, see Note 7a of Notes to Consolidated Financial Statements.

As of December 31, 2023, we had financed $3.2 billion of the capital costs of the Vogtle units through capital market debt issuances. We anticipate financing the remaining costs of the Vogtle units and amounts amortized under the Department of Energy-guaranteed loan in the capital markets. For additional information regarding the financing of Vogtle Units No. 3 and No. 4, see “MANAGEMENT'S DISCUSSION OF AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities—Department of Energy-Guaranteed Loans.”

Under the Bipartisan Budget Act of 2018, we qualify for nuclear production tax credits related to Vogtle Units No. 3 and No. 4. Beginning with the commercial operation of Unit No. 3, we began to receive these tax credits in accordance with our ownership interest in the Vogtle Units. We estimate that the nominal value of our allocation of production tax credits will be up to $700 million and will be earned for eight years post commercial operation. Pursuant to the Global Amendments, Georgia Power agreed to purchase our allocation of production tax credits at varying purchase prices dependent upon the actual cost to complete construction of Vogtle Units No. 3 and No. 4 as compared to the EAC in VCM 19. Based on the current project budget, the purchase price is 98% of face value. We sold all production tax credits earned in 2023 to Georgia Power and received an aggregate amount of $21.7 million and used the proceeds to offset operating costs for Unit No. 3. We expect to continue selling earned production tax credits to Georgia Power and will continue to use the proceeds to offset operating costs of the new Vogtle Units. Amounts received from these sales will not affect our project budget.

The ultimate outcome of these matters cannot be determined at this time.
See “RISK FACTORS” for a discussion of certain risks associated with the licensing, construction, financing and operation of nuclear generating units.
Baconton Power Facility
In May 2023, we acquired one generating unit at the Baconton Power Plant, a four-unit 188 megawatt natural gas-fired combustion turbine facility located near Baconton, Georgia, from Baconton Power, LLC. Our unit has an aggregate summer planning reserve generation capacity of approximately 45 megawatts. Our unit also features dual-fuel capability and can run on diesel fuel that is stored on site.
Some of our members elected to take service (scheduling members) at the date of acquisition and some members have elected to defer (deferring members) their share of output until on or before January 2026. Prior to the deferring members’ use of Baconton, their share of output is being sold into the wholesale market. Revenues and costs of output associated with scheduling members are recognized in the current period. Residual net results of operations, including related interest costs of deferring members, are deferred as a regulatory asset. This regulatory asset will be amortized over the then remaining life of the plant, estimated to be 14 years at January 2026. If a deferring member elects to take service before January 2026, amortization of that member's share of the regulatory asset will begin upon taking service.
Walton County Plant
In August 2023, we signed a purchase agreement with Mackinaw Power, LLC to purchase Walton County Power, LLC, owner of the Walton County Power Plant. The Walton facility consists of three natural gas-fired combustion turbine electric generating units with a combined nominal capacity of 465 megawatts located in Walton County, Georgia. The acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2024.
Grid Resilience and Innovation Partnerships (GRIP) Program

In October 2023, we, together with the Georgia Environmental Finance Authority, Georgia Transmission and Georgia System Operations, were selected for a $250 million grant under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program. As part of the grant application, we applied for an aggregate of 75 megawatts of utility-scale battery storage which is estimated to utilize approximately $80 million of the total award. Receipt of any grant proceeds is subject to meeting program requirements and customary closing conditions and the ultimate projects financed with these funds may change from the initial application.

Other Future Power Resources
Based on significant projected load growth in Georgia, we and our members are evaluating potential new power supply resources, to meet our members' anticipated power supply needs and are evaluating potential funding opportunities through the Rural Utilities Service Empowering Rural America program. Before acquiring or constructing any generation resource, we must comply with the terms of the New Business Model Member Agreement. See "OGLETHORPE POWER CORPORATION – New Business Model Member Agreement."

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
Our members serve approximately 2.1 million electric consumers (meters) representing approximately 4.5 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Historically, our members' sales by customer class have been approximately two-thirds to residential consumers and slightly less than one-third to commercial and industrial consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file an exhibit containing financial and statistical information for our 38 members for the most recent three year period with our first or second quarter Form 10-Q.
The following table shows the aggregate peak demand and energy requirements of our members for the years 2021 through 2023, and also shows the amount of their energy requirements that we supplied. From 2021 through 2023, peak demand of the members and their energy requirements have fluctuated based on various factors. In August 2023, our member system hit a new summer peak demand of 10,088 megawatts. In December 2022, our member system hit its overall peak demand of 10,810(4) megawatts, eclipsing our members' prior peak of 10,018 megawatts achieved in June 2022.

	Member Peak Demand (MW)(1)	Member Energy Requirements (MWh)
		Total(2)	Supplied by Oglethorpe(3,5)
2023	10,088	41,370,456	28,289,147
2022	10,810(4)	42,175,373	25,634,984
2021	9,284	39,701,458	24,727,600
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
(5)For 2023, excludes test energy megawatt-hours from Plant Vogtle Unit No. 3 supplied to members. Revenues and costs associated with test energy were capitalized.
Service Area and Competition
The Georgia Territorial Act regulates the service rights of all retail electric suppliers in the State of Georgia. Pursuant to the Georgia Territorial Act, the Georgia Public Service Commission assigned substantially all areas in the State to specified retail suppliers. With limited exceptions, our members have the exclusive right to provide retail electric service in their respective territories, which are predominately outside of the municipal limits existing at the time the Georgia Territorial Act was enacted in 1973. The principal exception to this rule of exclusivity is that electric suppliers may compete for most new retail loads of 900 kilowatts or greater. Parties have unsuccessfully sought and continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members' service territories.
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
The Georgia Territorial Act allows limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected load upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. Georgia is projected to experience significant load growth over the next several years. Our members, with our support, are actively engaged in competition with other retail electric suppliers for a significant amount of new commercial and industrial loads. The number of commercial and industrial loads served by our members continues to increase annually. This limited competition has given our members and us the opportunity to develop resources and strategies to operate in an increasingly competitive market.
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
The budget for fiscal year 2024, which began October 2023, includes a loan program level of $6.5 billion. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."
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
Member Power Supply Resources
Oglethorpe Power Corporation
In 2023, we supplied approximately 68% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power

Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.
Contracts with Southeastern Power Administration
Thirty-three of our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. At January 1, 2024, the aggregate SEPA allocation of capacity to the members was 570 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint EMC, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.
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
Green Power EMC
Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. Green Power EMC currently purchases energy from 756 megawatts of solar, low-impact hydroelectric, landfill gas and wood-waste biomass facilities, with an additional 80 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, twelve solar facilities with a total of approximately 10 megawatts.
Other Member Resources
Our members obtain their remaining power supply requirements from various sources. All members are parties to requirements contracts or power purchase contracts that meet their incremental requirements. These contracts have remaining terms ranging from 2 to 17 years.

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
In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent, and the Environmental Protection Agency, or EPA, intends to finalize a number of rules in 2024 that could impact our power plants. Although we have installed an extensive array of environmental control systems at our plants to ensure continued compliance with all existing applicable requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other regulated air pollutants, new environmental regulatory requirements could be imposed. Such additional requirements, if adopted, could substantially increase the cost of electric service by requiring modifications in the design or operation of existing facilities and making new facilities more difficult to site and more expensive to build. Failure to comply with these requirements could result in us becoming subject to enforcement actions and the assessment of civil penalties. In extreme cases of non-compliance, such enforcement actions could even include the complete shutdown of individual generating units. Certain of our debt instruments also require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although we intend to comply with all current and future regulations, we cannot guarantee that we will always be in full compliance with every applicable requirement.
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
Controls for Meeting Air Quality Standards.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for the following six air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA is required to review the existing NAAQS every five years to determine whether a tightening of these standards is necessary to protect public health. On February 6, 2024, EPA published a final rule that lowered the current annual particulate matter (PM2.5) standard from 12 parts per billion (ppb) down to 9 ppb but retained the existing 24-hour standards for certain particulate matter. This more stringent standard is likely to place additional geographic regions into nonattainment and could affect future siting decisions for new generation, as well as impose additional costs and potential operating restrictions. However, such regulatory determinations will not be made for several more years. We are reviewing the final rule, but at this time, it is too early to determine the extent to which, if any, EPA’s proposed tightening of the PM2.5 standard, if adopted, might have on Plant Scherer and our gas-fired generating units.
Generally speaking, while our coal-fired units at Plant Scherer have had control systems installed to reduce emissions and achieve current ambient air quality standards, the new finalized or any future revised NAAQS could lead to additional emissions reduction requirements. Costs of any additional or upgraded pollution control equipment or operating restrictions that could be required because of more stringent NAAQS cannot be determined at this time, neither can we determine such impacts on our coal or natural gas-fired generating units.

Air Quality Summary.  We believe that the emission control systems currently installed at Plant Scherer and our natural gas-fired generating units are generally sufficient to meet the air quality requirements described above. However, the regulation of air emissions has been and is expected to continue to be fluid and additional emissions reduction requirements could be imposed on major sources within Georgia, including at our power plants, to remedy any local and interstate transport air quality problems. Subsequent developments, including litigation and new implementation approaches adopted by EPA and Georgia could require significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plant Scherer.
Carbon Dioxide Emissions and Climate Change
Emissions of carbon dioxide from our fossil-fueled power plants totaled 9.9 million metric tons in 2023. Compared to 2005, our overall carbon dioxide emissions rate has declined by 43% through a combination of market factors, our commitment to running highly efficient units with lower carbon dioxide emissions rates and retirement of Plant Wansley in 2022. From coal alone, our carbon dioxide emissions in 2023 declined by 67% compared to 2005.
On July 8, 2019, EPA issued the final Affordable Clean Energy (ACE) rule to repeal the Clean Power Plan and adopt a replacement rule for regulating carbon dioxide emissions from existing affected coal-fired electric generating units. On June 30, 2022, after the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the ACE rule back to EPA, the U.S Supreme Court in West Virginia v. EPA reversed the D.C. Circuit ruling and, in so doing, limited EPA's authority to regulate greenhouse gas emissions as broadly as the Clean Power Plan. EPA has since initiated a rulemaking to replace the ACE rule.

In May 2023, EPA published proposed Clean Air Act section 111(b) and 111(d) rules to replace the Affordable Clean Energy rule. The proposed rules would limit greenhouse gas emissions from new, modified, reconstructed, and existing fossil-fuel power plants in a manner consistent with the United States’ nationally determined contribution. If finalized as proposed, the rules would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. EPA recently announced that it would not include existing gas turbines in the final rule. Instead, EPA indicated that it would address existing gas turbines in a future rulemaking. The ultimate impact of the proposed rules, and a future rule related to existing gas turbines, will depend on the final rules adopted by EPA and the results of any litigation challenging the rules and cannot be determined at this time. EPA is expected to release final rules, excluding existing gas turbines, in spring 2024.

Additional regulation of carbon dioxide could occur at the federal or state level and such costs could be significant. One example is potential federal legislation that would require stringent reductions in carbon dioxide emissions from all fossil-fueled electric generation facilities nationwide. Another example is related to the Paris Climate Agreement, to which President Biden recommitted the United States effective February 2021. The United States subsequently announced a nationally determined contribution under the agreement for reducing domestic carbon dioxide emissions by 50-52% below 2005 economy-wide levels by 2030. In order to meet this target, analyses have indicated that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030. These nationally determined contributions could lead to a wide range of legislative and regulatory actions to help achieve the Paris Climate Agreement's goals. In addition, President Biden continues to direct federal agencies to address climate change, environmental justice, and other environmental issues. As a result, as discussed above, EPA could take additional regulatory actions to require more stringent control requirements to reduce carbon dioxide and other emissions under its existing legal authority. At this time, we cannot predict the outcome of any legislative or regulatory changes or the result of potential litigation challenging any of these actions.

Coal Combustion Residuals and Effluent Limitations Guidelines
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR disposal facilities. In 2022 and 2023, the EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations could affect the Georgia Environmental Protection Division's (EPD) review of the proposed closure plans for the coal ash ponds at Plants Wansley and Scherer. EPA's proposed determinations subsequently were challenged in the U.S. Court of Appeals for the D.C. Circuit in April 2022, and a decision is expected in the near future. We are currently reviewing those proposed determinations to better understand how they may impact our closure plans. However, the ultimate impact of EPA's actions is unknown at this time and subject to the outcome of the litigation and any future EPA and Georgia regulatory actions.

In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that applies to certain wastewater discharges from fossil fuel-fired steam electric power plants, including Plants Scherer and Wansley. Since adopting the CCR and ELG rules, EPA has adopted revisions to the compliance deadlines and substantive requirements of the two rules. However, on March 29, 2023, EPA issued a proposed supplemental ELG rule for steam electric generating units that, if finalized, generally would increase the stringency of the current standards. The ultimate impact of the proposed rule will depend on the final rule adopted by EPA and the results of any litigation challenging the rule and cannot be determined at this time. EPA is expected to release a final ELG rule in spring 2024.

ELG Rule Changes. In 2017, EPA extended the ELG compliance deadlines set forth in the 2015 ELG rule to meet discharge limitations for scrubber wastewater and bottom ash transport water from affected coal-fired units, including Plants Scherer and Wansley to November 1, 2020. On November 22, 2019, EPA issued a proposed rule to moderate the discharge limitations on these two wastestreams and subsequently published a final ELG reconsideration rule on October 13, 2020. The ELG rule extends the applicability date for scrubber waste water and bottom ash transport water to December 31, 2025, and allows for various subcategories based on planned future operations, including the rule's voluntary incentives program, low utilization, and early retirement of affected units. Units participating in any of the subcategories were required to submit a notice of planned participation.

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

The ELG rule revisions are expected to increase capital and operating costs of affected units. The impact of the 2020 ELG reconsideration rule also depends on the outcome of challenges to the rule that are currently in the U.S. Court of Appeals for the Fourth Circuit. However, the litigation is being held in abeyance as EPA undertakes the supplemental rulemaking mentioned above. A final rule could affect our compliance approach. However, the impact and ultimate outcome of the ELG rule cannot be determined at this time.

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

In January 2022, EPA issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations include the agency’s rationale and current position on closure standards, groundwater monitoring, and corrective action. EPA's actions subsequently were challenged at the U.S. Court of Appeals for the D.C. Circuit, and a decision is expected in the near future. EPA’s current position and the outcome of the pending litigation could affect EPD’s review of the proposed closure plans for Plants Wansley and Scherer under Georgia's CCR permit program, as well as require changes in the CCR regulations. The outcome of these matters and impact on compliance costs and operations cannot be determined at this time.

Associated CCR and ELG Compliance Costs. We continue to evaluate the requirements associated with existing and future CCR and ELG rules. Based on this ongoing evaluation, we expect to periodically update compliance methods, schedules, and costs. Our current estimates for capital expenditures at Plant Scherer to comply with the applicable CCR requirements and effluent discharge limitations are estimated to be approximately $230 million for conversion to dry ash handling, landfill construction, and wastewater treatment. This estimate includes $170 million that has already been spent. Additionally, our current estimated expenditures for the settlement of related asset retirement obligations at our operating and retired coal plants are approximately $600 million to $800 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds and the dry coal ash and gypsum storage areas. Approximately $50 million of this amount has already been incurred. See Note 1 of Notes to Consolidated Financial Statements. More definitive cost estimates will continue to be developed as the processes of rule evaluation, compliance approach and design and construction implementation proceed. The ultimate impacts associated with the federal and state CCR rules and the federal effluent discharge limitations, any revised regulation or legislation at the state or federal level and related litigation challenging such rules, or future legislation cannot be determined at this time. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans are not approved, our estimated compliance costs could increase materially.

Water Use and Wastewater Issues
In 2015, the U.S. Court of Appeals for the Sixth Circuit stayed a final rule published jointly by EPA and the U.S. Army Corps of Engineers that revised the regulatory definition of waters of the U.S. for all Clean Water Act programs. The final rule would have significantly expanded the scope of federal jurisdiction under the Clean Water Act. Although the rule was not expected to have a substantial direct impact on our existing operations, it would likely have increased permitting and regulatory requirements and costs associated with the siting and permitting of new facilities. In July 2017, EPA and Army Corps of Engineers proposed a two-step process to address the stayed rule and followed that proposal with a supplemental proposed rule in June 2018. The first step replaced the 2015 regulations that defined waters of the U.S. with those that were in effect prior to the 2015 rule. In the second step, EPA proposed a rule in December 2018 replacing the 2015 definition with a revised definition that clarifies and narrows the scope of federal authority under the Clean Water Act. A final rule incorporating the proposed rules was issued on January 23, 2020. The EPA and Army Corps of Engineers subsequently revised the definition of waters of the U.S. in January 2023. However, in May 2023, the U.S. Supreme Court narrowed the definition of waters of the U.S., leading EPA and Army Corps of Engineers to issue a final rule on August 29, 2023, amending its definition to conform to the U.S. Supreme Court's decision. While there is minimal direct impact to our operations as a result of the current rule, we cannot determine the ultimate impact of any change to that rule or any litigation challenging various iterations of the rule or any replacement rule at this time.
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
As an owner, co-owner and/or operator of generating facilities, we are also subject, from time to time, to claims relating to operations and/or emissions, including actions by citizens to enforce environmental regulations and claims for personal injury due to such operations and/or emissions. Likewise, actions by private citizen groups to enforce environmental laws and regulations are becoming increasingly prevalent. We cannot predict the outcome of current or future actions, our responsibility for a share of any damages awarded, or any impact on facility operations. We do not believe, however, that current actions will have a material adverse effect on our financial condition or results of operations.
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
Nuclear Regulation
We are subject to the provisions of the Atomic Energy Act of 1954 (the Atomic Energy Act), which vests jurisdiction in the Nuclear Regulatory Commission over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the Nuclear Regulatory Commission to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the Nuclear Regulatory Commission. All aspects of the construction, operation and maintenance of nuclear power plants are regulated by the Commission. From time to time, new Commission regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the Commission are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the Commission determines that the public interest, health or safety so requires. The operating licenses issued for Plant Hatch Units No. 1 and No. 2 expire in 2034 and 2038, respectively, and for Plant Vogtle Units No. 1, No. 2, No. 3 and No. 4 expire in 2047, 2049, 2062 and 2063, respectively. Southern Nuclear has notified the Nuclear Regulatory Commission of its intent to seek to renew Plant Hatch Units No. 1 and No. 2 licenses for an additional 20 years, through 2054 and 2058, respectively.
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
We expect existing on-site dry storage facilities at Plants Hatch and Vogtle can be expanded to accommodate spent fuel through the expected life of each plant, including Vogtle Units No. 3 and No. 4.
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
Rocky Mountain
We are subject to the hydropower licensing provisions of the Federal Power Act. Rocky Mountain is a hydroelectric project subject to licensing by the Federal Energy Regulatory Commission. The currently effective Federal Energy Regulatory Commission license to operate the Rocky Mountain project expires in 2026, and we are currently in the process of relicensing the project. Consistent with Federal Energy Regulatory Commission regulations, we submitted a draft license application for stakeholder review in November 2023 and anticipate making a timely application for a new license for the Rocky Mountain project in 2024. See "PROPERTIES – Generating Facilities" and " – The Plant Agreements – Rocky Mountain" for additional information.

At this stage of the relicensing process, upon or after the expiration of the existing license, the United States Government, by act of Congress, could either take over the project or relicense the project to us. Additionally, the Federal Energy Regulatory Commission's grant of a new license to us could be subject to certain requirements that could result in additional costs. If the Federal Energy Regulatory Commission does not act on the new license application prior to the expiration of the existing license, the commission is required to issue annual licenses, under the same terms and conditions of the existing license, until a new license is issued.

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
We are participating in the construction of two additional nuclear units at Plant Vogtle and have committed significant capital expenditures to this endeavor. The construction of large, complex generating plants involves significant financial risk. We rely on Georgia Power and Southern Nuclear as our agents for the oversight of the construction of the additional units at Plant Vogtle and do not exercise direct control over the construction process. As of December 31, 2023, our total investment in the additional Vogtle units was approximately $8.2 billion. Vogtle Unit No. 3 entered commercial operation July 31, 2023.

Our current budget for our 30% ownership interest in Vogtle Units No. 3 and No. 4, which includes capital costs and allowance for funds used during construction, is a range of $8.3-8.35 billion and is based on a commercial operation date in the second quarter of 2024 for Unit No. 4. Any schedule extension beyond June 2024 for Unit No. 4 is expected to increase our costs by approximately $20 million per month.

As part of its ongoing process, Southern Nuclear continues to evaluate cost and schedule forecasts on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results and engineering support.

On May 1, 2023, hot functional testing was completed at Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear had identified a motor fault in one of four reactor coolant pumps, which was replaced. With Unit No. 3’s four reactor coolant pumps operating as designed, Southern Nuclear has stated that it believes that the motor fault on the single Unit No. 4 reactor coolant pump is an isolated event. However, any findings on the root cause of the motor fault on the affected pump could require engineering changes or remediation related to the other Unit No. 3 and Unit No. 4 reactor coolant pumps.

On February 1, 2024, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear had identified, and remediated, vibrations associated with certain piping within the cooling system. Considering the remaining pre-operational testing, Georgia Power disclosed that it projects an in-service date for Unit No. 4 during the second quarter 2024. On February 14, 2024, Unit No. 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and on March 1, 2024, the generator successfully synchronized to the power grid and generated electricity for the first time.

Meeting the projected in-service date for Unit No. 4 significantly depends on the progression of start-up and pre-operational testing, which may be impacted by equipment or other operational failures. As Unit No. 4 progresses further through testing, ongoing and potential future challenges may also include the management of contractors and vendors, the availability of materials and parts, and/or related cost escalation; the availability of supervisory and technical support resources; and the timeframe and duration of pre-operational testing.

New challenges also may continue to arise as Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last several years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases. Further delays into the summer months of 2024 could also require that our members acquire replacement power, potentially at a higher cost, for the power anticipated to be available from Unit No. 4.

The ultimate outcome of these matters cannot be determined at this time; however, these risks could continue to impact the in-service dates and our cost for Vogtle Unit No. 4 which would increase the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

We are subject to construction risks for potential additional projects under consideration for our members to meet projected load growth in Georgia.

Georgia is projected to experience a significant increase in energy demand, including large loads, over the next several years, and we and our members are assessing the potential impact of this growth. Loads of 900 kilowatts or more in Georgia are subject to competition at initial operation, and our members may be selected to meet some of the additional large loads in their service territories. We and our members will use the best information we have available to us to appropriately plan for our members’ anticipated power needs. We expect that our members will request us to construct additional generation facilities to serve this load growth. We are also evaluating capacity commitments for new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. If our members’ actual load growth is significantly lower than projected, costs related to any new facilities could increase the cost of electric service we provide to those members more than anticipated and could affect their ability to perform their contractual obligations to us.

Should we proceed with constructing generating facilities and securing additional natural gas pipeline capacity to serve these facilities, we will be exposed to construction risks. We will also be subject to construction risks related to capital expenditures related to environmental standards. Many factors could lead to cost increases and schedule delays for any of these projects, including:

•the cost and availability of labor;
•challenges related to contractors or vendors;
•subcontractor performance;
•timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies);
•shortages, delays, increased costs or inconsistent quality of materials and equipment;
•performance under construction agreements and contract disputes;
•the cost and availability of debt financing, including the availability of federal loan or grant programs, increased interest rates or increased funding costs as a result of construction schedule delays;
•catastrophic events, natural disasters and future pandemic health events; and
•weather conditions.

Failure to complete any construction project on schedule and on budget for any reason could increase the cost of electric service we provide to our members and, as a result, could affect their ability to perform their contractual obligations to us.

We own and are participating in the construction of nuclear facilities which give rise to environmental, regulatory, financial, operational and other risks.
We own a 30% undivided interest in each of the Plant Hatch and Plant Vogtle nuclear generating facilities. Collectively, our interests in the five operating nuclear units at these facilities account for approximately 20% of our total gross generating capacity and produced 35% of our energy generated during 2023. We also own a 30% interest in a sixth nuclear unit, Vogtle No. 4, which is expected to reach commercial operation in the second quarter of 2024.

Our ownership interests in these facilities expose us to various risks, including:

•potential liabilities relating to harmful effects on the environment and human health and safety resulting from the operation of these facilities and the on-site storage, handling and disposal of radioactive materials, including spent nuclear fuel;
•uncertainties with respect to the technological and financial aspects of decommissioning these facilities at the end of their licensed lives and the ability to maintain and anticipate adequate capital reserves for decommissioning;
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

•limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
•uncertainties with respect to the off-site storage and disposal of spent nuclear fuel in the event that on-site storage is not sufficient.

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
We maintain an internal fund and an external trust fund to pay for the estimated cost of decommissioning our existing nuclear facilities. We continue to collect and deposit additional funds into these funds. The internal and external funds are invested in a diversified mix of equity and debt securities, the performance of which is subject to market performance risks. If the values of the investments in the funds significantly decrease or the anticipated decommissioning costs significantly increase, it is possible that the decommissioning costs could exceed the funds available and we would have to collect additional revenue from our members to pay the unfunded costs.

We could be adversely affected if we or third parties operating certain of our co-owned facilities are unable to continue to operate our facilities in a successful manner.
We rely on the successful operation of our generation facilities to provide our members’ energy needs. The operation of our generating facilities may be adversely impacted by various factors, including:

•the risk of equipment and information technology failure or operator error;
•operating limitations that may be imposed by environmental or other regulatory requirements;
•interruptions or shortages in fuel, water or material supplies;
•supply chain disruptions;
•physical or cyber attacks against us or key suppliers or service providers;
•transmission constraints or disruptions;
•the impact of intermittent generation resources on our members' demand patterns;
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
We obtain our fuel supplies, including natural gas, coal and uranium, from a number of different suppliers. Any disruptions in our fuel supplies, including disruptions due to weather, environmental regulations, inadequate infrastructure, labor relations, workforce shortages, cyber security incident or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. A number of commodities, including natural gas and coal, have recently been affected by broader supply chain challenges and commodity availability constraints. Natural gas supplies may be unavailable due to increased demand during periods of exceptionally cold weather and are also subject to disruption due to natural disasters and similar events or infrastructure failure. Further, a significant increase in liquefied natural gas (LNG) demand may constrain the supply of natural gas available to us. Over the past few years, we have also managed rail-related delays in connection with our coal supply. Additionally, there are only a few facilities that fabricate fuel for our nuclear units and if there was an interruption in production at one of those facilities, it could impact our ability to obtain fuel for our nuclear generating facilities on a timely basis. Any failure to maintain access to or an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and, as a result, affect our members’ ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

Many of our generating facilities were constructed more than 35 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period of time, or other service-related interruptions. Further, maintaining facility availability and compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities, and we may decide to reduce or cease operations at those facilities in order to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members’ ability to perform their contractual obligations to us.

We and the other co-owners may retire our remaining coal-fired generation units in advance of our currently assumed retirement dates which could result in rate recovery challenges.
We own or lease a 60% interest in Plant Scherer Units No. 1 and No. 2 which constitutes 12% of our total summer planning reserve capacity. The percentage of gross energy generated by coal-fired resources we sell to our members has decreased from 45% in 2008 to 10% in 2023. This decrease was largely driven by other generation resources being more economical, our acquisition of additional natural gas-fired resources and the retirement of Plant Wansley in August 2022. Although projected load growth in Georgia has lessened some of the near-term pressure on coal retirements, additional lower cost generation could further displace our remaining coal-fired generation which may make continued operation uneconomical.

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
Early retirement of our coal units could require us to recover the undepreciated costs for the unit over a shorter period. The ownership agreements for Plant Scherer, of which we own or lease 60% in each of Units No. 1 and No. 2, require the consent of participants owning at least 75% of the undivided ownership interest in that unit with respect to any decision to retire the unit. In February 2022, Georgia Power, who owns an 8.4% ownership interest in each of Scherer Units No. 1 and No. 2, as well as 75% of Unit No. 3, filed an integrated resource plan with the Georgia Public Service Commission that noted Georgia Power is evaluating the potential retirement of its Scherer units in 2028. In October 2023, Georgia Power filed an update to its integrated resource plan that indicated it was evaluating extending commercial operation of Scherer Unit No. 3 as a result of significant projected load growth in Georgia. We have not made a decision regarding the retirement of Plant Scherer Units No. 1 or No. 2 prior to the end of our estimated useful life for the units. We will continue to evaluate the reliability, economics and related environmental requirements of Scherer Units No. 1 and No. 2 in order to provide our members with a balanced, reliable and cost-effective generation portfolio.

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
In connection with our share of the cost to construct the additional units at Plant Vogtle, we obtained $4.6 billion in loans from the Federal Financing Bank and a related loan guarantee from the Department of Energy. We have fully drawn those loans to fund $4.6 billion of eligible project costs. Based on our current budget for Vogtle Units No. 3 and No. 4, we anticipate seeking $750 to $800 million of additional long-term funding in the capital markets through 2024, including approximately $400 to $500 million to refinance Department of Energy-guaranteed loans that mature before the in-service date of Vogtle Unit No. 4.

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
Our access to both short-term and long-term funding remains an important factor in our existing financing plans and will be an important factor in connection with any new capital investments. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and have successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We believe that we will be able to maintain sufficient access to the short-term and long-term capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us and potential investors take a similar view, our borrowing costs would likely increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our available liquidity.

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
•economic downturns or uncertainty;
•instability in domestic or foreign financial markets;
•a tightening of lending and lending standards by banks and other credit providers;
•the overall health of the energy and financial industries;
•negative events in the energy industry, such as the bankruptcy of an unrelated energy company or the occurrence of a significant natural disaster;
•pandemic health events;
•geopolitical instability, war or threat of war; and
•actual or threatened cyber or physical attacks on our facilities or the facilities of unrelated energy companies.

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
If our ability to access capital becomes significantly constrained or more expensive for any of the reasons stated above or for any other reason, our ability to finance capital expenditures or future acquisitions could be limited and our financial condition and future results of operations could be adversely affected.

Future capital expenditures may be significant and continue to increase our debt, which has constrained certain of our financial metrics and may also adversely affect our credit ratings, which would likely increase our borrowing costs and could decrease our access to capital.

We are nearing the completion of a multi-year capital spending plan to fund our participation in Vogtle Units No. 3 and No. 4 and our investment as of December 31, 2023 was $8.2 billion. Since 2021, we have also acquired three natural gas resources and expect to acquire a fourth in the second quarter of 2024. We are also evaluating constructing additional generation assets to meet projected load growth in Georgia that would require significant additional capital expenditures. As we have financed generation assets in the past, we rely on external funding to finance additional generation resources. As of December 31, 2023, we had $12.1 billion of long-term debt outstanding, an increase of $7.9 billion since 2009, when construction of the new Vogtle units commenced. At the completion of the Vogtle expansion, we expect that the amount of our outstanding debt will be approximately $12.6 billion. In addition to the increase in absolute dollars, our debt has been increasing as a percentage of our total capitalization, which has constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

In order to increase financial coverage during this period of generation expansion, our board of directors has approved budgets to achieve margins for interest ratios greater than the minimum 1.10 margins for interest ratio required under our first mortgage indenture. We have achieved the board-approved margins for interest ratio each year, and for 2024 our board of directors again approved a margins for interest ratio of 1.14.
Changes in fuel prices could have an adverse effect on our cost of electric service.
We are exposed to the risk of changing prices for fuels, including natural gas, coal and uranium. Our primary fuel price exposure is to natural gas and, for 2023, natural gas expenses constituted 64% of our total fuel costs. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members’ risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Historically, natural gas prices have been more volatile than other fuel sources. Geopolitical events or conflicts, the availability of shale gas and potential regulations affecting its accessibility and transport, and increasing natural gas demand from LNG terminals along the Gulf Coast may have a significant impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

Our ability to meet our financial obligations could be adversely affected if our members fail to perform their contractual obligations to us.
We depend primarily on revenue from our members under the wholesale power contracts to meet our financial obligations. Our members are our owners, and we do not control their operations or financial performance.
Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Parties have unsuccessfully sought and continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members’ service territories which could affect our members’ financial performance. Further, our members must forecast their load growth and power supply needs, including how to respond to the expected load growth in Georgia. If our members acquire more power supply resources than needed, whether from us or other suppliers, or fail to acquire sufficient resources, our members’ rates could increase excessively and affect their financial performance. Also, in times of weak economic conditions, sales by our members may not be sufficient to cover costs without rate increases, and our members may not collect all amounts billed to their consumers. Although each member has financial covenants to set rates to maintain certain margin levels and our members’ rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members not to raise rates excessively could affect financial performance. Thus, we are exposed to the risk that one or more members could default in the performance of their obligations to us under the wholesale power contracts. Our ability to satisfy our financial obligations could be adversely affected if one or more of our members, particularly one of the larger members, defaulted on their payment obligations to us. Although the wholesale power contracts obligate non-defaulting members to pay the amount of any payment default pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting members would be able to fulfill this obligation.

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

President Biden has signed a number of executive orders directing federal agencies to address climate change, environmental justice, and other environmental issues. President Biden also recommitted the United States to the Paris Climate Agreement effective in 2021. Also in 2021, under the Paris Climate Agreement’s format, the United States announced a nationally determined contribution for reducing economy-wide carbon dioxide emissions by 50-52% below 2005 levels by 2030. In order to meet the United States nationally determined contribution, analyses indicate that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030.

In May 2023, EPA published proposed rules to replace the Affordable Clean Energy rule that would limit greenhouse gas emissions from new, modified, reconstructed, and existing fossil-fuel power plants in a manner consistent with the United States’ nationally determined contribution. If finalized as proposed, the rules would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. EPA recently announced that it would address existing natural gas-fired facilities in a future rulemaking instead of the final rule. The ultimate impact of the proposed rules will depend on the final rules adopted by EPA and the results of any litigation challenging the rules and cannot be determined at this time.

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
As with most electric utilities, we are subject to extensive federal, state and local environmental requirements which regulate, among other things, air pollutant emissions, wastewater discharges and the management of hazardous and solid wastes. Compliance with these requirements requires significant expenditures for the installation, maintenance and operation of pollution control equipment, monitoring systems and other equipment or facilities or operating restrictions.

The EPA is expected to finalize several proposed rules over the course of 2024, including for greenhouse gas emissions. More stringent or new standards could require us to modify the design or operation of existing facilities and result in significant increases in the cost of electricity or decreases in the amount of energy (due to operational constraints) we provide to our members.

In April 2015, the EPA issued a rule to regulate coal combustion residuals from electric utilities as solid wastes. We and Georgia Power have proposed closure plans for our co-owned coal ash ponds to the Georgia EPD. Georgia Power’s proposed closure plans have been approved by the Georgia Public Service Commission but remain subject to EPD approval, and we cannot predict when they will be approved or whether either closure plan will require modifications. Costs associated with the closure of the ash ponds are reflected in the asset retirement obligations discussed below. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans are not approved, our estimated compliance costs could increase materially. In September 2015, the EPA also finalized a rule to revise the ELG that apply to certain wastewater discharges from nuclear and fossil fuel-fired steam electric power plants. The 2015 ELG rule was later revised in October 2020. Then, in March 2023, EPA proposed a supplemental ELG rule that would increase the stringency of the current standards. We are investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines, and estimate our total capital cost for compliance at Plant Scherer to be approximately $230 million of which $170 million had been spent as of December 31, 2023. Expenditures for the settlement of related asset retirement obligations at our operating and retired coal plants are approximately $600 million to $800 million (in year of expenditure dollars), approximately $50 million of which had been spent as of December 31, 2023. We continue to review the ultimate cost of these rules on our co-owned coal facilities which may be affected by any revised rules or litigation challenging those rules and cannot be determined at this time.

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
We operate in a highly regulated industry that requires the continued operation of advanced information technology systems and network infrastructure, which are part of broader interconnected systems. Because our generation resources are part of the nation’s energy infrastructure, we are at an increased risk of cyberattack.

Cyber actors, including those associated with foreign governments, have attacked and threatened to attack energy infrastructure. Various regulators have increasingly stressed that these attacks, including ransomware attacks, and attacks targeting utility systems and other critical infrastructure, are increasing in sophistication, magnitude, and frequency. In particular, certain actors, such as nation-state and state-sponsored actors, can deploy significant resources and employ sophisticated methods to plan and carry out attacks. Risk of these attacks may escalate during periods of heightened geopolitical tensions, such as those caused by the war in Ukraine and conflicts in the Middle East.

Our generation assets and information technology systems, and those of our co-owned plants, could be directly or indirectly affected by deliberate or unintentional cyber incidents. If our technology systems were to be breached or otherwise fail, we may be unable to fulfill critical business functions, including the operation of our generation assets and our ability to effectively maintain certain internal controls over financial reporting. We and our third party vendors have been subject to attempts to gain unauthorized access to our respective technology systems and confidential data and attempts to disrupt our operations. To date, none of the attempts on our systems have been successful; however, we cannot guarantee that our security efforts will prevent, detect or limit future attempts to breach or compromise our technology and information systems.

Further, our generation assets rely on an integrated transmission system to deliver power to our members, and a disruption of this transmission system could negatively impact our ability to do so. In order to reduce the likelihood and severity of any cyber incident, we have comprehensive cyber security programs designed to protect and preserve the confidentiality, integrity and availability of data and systems. Despite these protections, a major cyber incident could result in significant business disruption and expenses to repair security breaches or system damage and could lead to litigation, regulatory action, including fines, and an adverse effect on our reputation.

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
We routinely execute transactions with counterparties in the energy and financial services industries. These transactions include credit facilities, facility construction, co-owner agreements, natural gas pipelines, contracts related to the market price and supply of natural gas and coal, and power sales and purchases. Many of these transactions expose us to the risk that our counterparty may fail to perform its contractual obligations. If a defaulting counterparty is in poor financial condition, we may not be able to recover damages for any breach of contract.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Our generating facilities are part of the United States’ energy infrastructure system and we face a myriad of cybersecurity threats. As such, cybersecurity is an area of continuous focus and we maintain a comprehensive cybersecurity risk management program with processes in place to assess, identify and manage cybersecurity risks. Our management and oversight of direct and indirect cybersecurity risks and our response to any cybersecurity incident is an integral part of our business.
We have a long-standing focus on cybersecurity risks and compliance with applicable safety protocols. Our primary cybersecurity focus areas are plant infrastructure, data privacy, and outsourced services. Within these areas, we maintain multi-faceted, layered security programs designed to protect and preserve the confidentiality, integrity and availability of data and systems. Within our organization, we have a mature information technology security program and cybersecurity responsibilities are clearly defined. We regularly invest in technology and information system upgrades designed to prevent, detect and respond to attacks. We also perform tabletop exercises for executive leadership.
We require all employees to complete quarterly cybersecurity-related training and awareness programs. We review the cybersecurity practices of our vendors who provide goods and/or services that could impact our plant control systems and require contractors with access to our plant control rooms to complete annual cybersecurity-related training. We also require enhanced diligence reviews on all contractors and employees who have access to our plant control systems.
As part of the nation’s critical infrastructure network, we are subject to certain mandatory reliability standards, which include cyber security requirements. We have a formal compliance program to establish, monitor and maintain compliance that includes comprehensive cybersecurity elements designed to protect and preserve our critical information and energy infrastructure systems. We reference industry and government frameworks and best practices to continuously improve our cybersecurity program and we participate in industry groups and information sharing exchanges to understand emerging cybersecurity trends and threats.
Georgia Transmission and Georgia System Operations provide us with certain transmission and system operations services that enable us to deliver energy to our members. As part of our risk management approach, we coordinate our cybersecurity preparedness and response planning with Georgia Transmission and Georgia System Operations.
As part of our approach to cyber risk management, we regularly perform internal audits of internal processes and controls relating to cybersecurity to assess and enhance the effectiveness of our security programs. From time to time, as appropriate under our overall cybersecurity program, we engage third-party experts to support and audit our cybersecurity preparedness. We have also adopted cybersecurity incident response guidelines. As required by these guidelines, teams and plans are in place to respond to any cyber security incident, including internal and external communication responsibilities.
As of the date of this annual report, we have not experienced any cyber security incident that has materially affected our business. See “RISK FACTORS” for a discussion of cybersecurity risks that may affect us.
Governance
Our board of directors, along with the audit committee of our board of directors, is responsible for oversight of our cybersecurity risks and receives regular reports regarding our assessment and management of cybersecurity risks and information regarding any significant cybersecurity incidents.

Our board has adopted a policy regarding cybersecurity and delegated administration of the policy to our President and Chief Executive Officer.

Currently, our risk management and compliance committee, comprised of our chief executive officer, chief operating officer, chief financial officer, and the executive vice president of member and external relations, assesses and monitors material risks from cybersecurity threats. Members of our risk management and compliance committee receive regular updates regarding the prevention, mitigation, and detection of cybersecurity incidents and would oversee the response and remediation of any material cybersecurity incident. Our risk management and compliance committee also ensures our board of directors is briefed on cybersecurity risks, makes materiality determinations with regards to cybersecurity risks and monitors the active management of cybersecurity risks by internal and external teams. For additional information regarding our board of directors’ risk oversight activities, see “DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Board of Directors’ Role in Risk Oversight.”

ITEM 2.    PROPERTIES
Generating Facilities
The following table sets forth certain information with respect to our generating facilities that operated for all or a portion of 2023.

Facilities	Type of Fuel	Percentage Interest	Our Share of Nameplate Capacity (megawatts)	Commercial Operation Date	License Expiration Date
Plant Hatch (near Baxley, Ga.)
Unit No. 1	Nuclear	30	269.9	1975	2034
Unit No. 2	Nuclear	30	268.8	1979	2038

Plant Vogtle (near Waynesboro, Ga.)
Unit No. 1	Nuclear	30	348.0	1987	2047
Unit No. 2	Nuclear	30	348.0	1989	2049
Unit No. 3	Nuclear	30	363.3	2023	2062

Plant Scherer (near Forsyth, Ga.)
Unit No. 1	Coal	60	490.8	1982	N/A	(1)
Unit No. 2	Coal	60	490.8	1984	N/A	(1)

Rocky Mountain (near Rome, Ga.)	Pumped Storage Hydro	74.61	632.5	1995	2026	(2)

Doyle (near Monroe, Ga.)	Gas	100	325.0	2000	N/A	(1)

Talbot (near Columbus, Ga.)
Units No. 1-4	Gas	100	412.0	2002	N/A	(1)
Units No. 5-6	Gas-Oil	100	206.0	2003	N/A	(1)

Chattahoochee (near Carrollton, Ga.)	Gas	100	468.0	2003	N/A	(1)

BC Smith (near Savannah, Ga)	Gas	100	597.0	2003	N/A	(1)

Washington County (near Sandersville, Ga)
Unit No. 2	Gas	100	198.9	2003	N/A	(1)
Unit No. 3	Gas	100	198.9	2003	N/A	(1)

Hawk Road (near Franklin, Ga.)	Gas	100	500.0	2001	N/A	(1)

Hartwell (near Hartwell, Ga.)	Gas-Oil	100	300.0	1994	N/A	(1)

Baconton (near Baconton, Ga.)
Unit 500	Gas-Oil	100	58.9	2000	N/A	(1)

TA Smith (near Dalton, Ga.)
Unit No. 1	Gas	100	630.0	2002	N/A	(1)
Unit No. 2	Gas	100	620.0	2002	N/A	(1)
(1)Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by the Federal Energy Regulatory Commission.
(2)We intend to submit an application to extend this license in 2024.

Plant Performance
The following table sets forth certain operating performance information of each of our generating facilities operating as of December 31, 2023:

	Summer Planning Reserve Capacity(1) (Megawatts)	Equivalent Availability(2)			Capacity Factor(3)
Unit		2023	2022	2021	2023	2022	2021
Plant Hatch
Unit No. 1	262.2	97%	90%	93%	98%	91%	94%
Unit No. 2	264.3	87	97	90	88	98	90

Plant Vogtle
Unit No. 1	344.5	90	99	92	92	101	94
Unit No. 2	344.7	92	91	100	94	93	103
Unit No. 3(8)	335.1
0

Plant Scherer
Unit No. 1	515.0	98	78	95	45	38	26
Unit No. 2	515.0	94	93	85	15	15	18

Rocky Mountain(4)
Unit No. 1	272.3	97	91	77	17	16	14
Unit No. 2	272.3	90	96	75	17	20	18
Unit No. 3	272.3	89	76	76	14	10	11

Doyle(4)	273.1	80	84	81	2	4	2

Talbot(4)	679.2	76	75	77	8	10	5

Chattahoochee	484.5	90	67	94	82	59	73

BC Smith(6)	500.0	90	77	89	56	55	72

Washington County(4,5)	326.0	93	100		1	0
Hawk Road(4)	486.9	67	63	65	11	16	10
							6
Hartwell(4)	305.5	66	73	79	6	9	6

Baconton(4,7)	44.5	75			15
TA Smith
Unit No. 1	647.3	94	92	94	75	68	69
Unit No. 2	647.3	93	94	92	77	71	69
TOTAL	7,792.0
(1)Summer Planning Reserve Capacity is the amount used for 2024 capacity reserve planning for the specified resources. For planning purposes, our aggregate Summer Planning Reserve Capacity for 2024 is 8,589 megawatts. This includes Vogtle Unit No. 4, which is expected to achieve commercial operation by the end of the second quarter 2024, and the Walton facility, which we expect to acquire in the second quarter of 2024.
(2)Equivalent Availability is a measure of the percentage of time a unit is available to generate if called upon, adjusted for periods when the unit is derated from its rated capacity.
(3)Capacity Factor is a measure of the actual output of a unit as a percentage of its potential output.
(4)Rocky Mountain, Doyle, Talbot, Hawk Road, Hartwell, Washington County and Baconton, primarily operate as peaking plants, which results in low capacity factors.
(5)Washington County was acquired in December 2022. This table only reflects operating performance following our acquisition. There was no generation during the month of December 2022. Washington County's reserve capacity of 326.0 megawatts is partly unavailable in 2024 due to a power purchase and sale agreement with Georgia Power which expires May 31, 2024.
(6)BC Smith was acquired in July 2021. This table only reflects operating performance following our acquisition.
(7)Baconton was acquired in May 2023. This table only reflects operating performance following our acquisition.
(8)Plant Vogtle Unit No. 3 was placed in service on July 31, 2023. Plant Vogtle Unit No. 3's performance data has not been made available.

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
Coal.    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 29, 2024, our coal stockpile at Plant Scherer contained a 45-day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.
We dispatch our interest in Plant Scherer, but use Georgia Power as our agent for fuel procurement. We currently lease approximately 713 railcars to transport coal. Over the past few years, we have managed rail-related delays in connection with our coal supply.
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
Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate Doyle, Talbot, Chattahoochee, BC Smith, Washington County, Baconton, Hawk Road, Hartwell, and TA Smith. We purchase natural gas in the spot market and under agreements at indexed prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We have entered into long-term firm contracts for transportation of a significant percentage of our anticipated natural gas supply. We also purchase transportation under short-term firm and non-firm contracts. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."
Co-Owners of Plants
Plants Hatch, Vogtle, and Scherer Units No. 1 and No. 2 are co-owned by Georgia Power, MEAG, the City of Dalton and us, and Rocky Mountain is co-owned by Georgia Power and us. Each co-owner owns or leases undivided interests in the amounts shown in the following table. We are the operating agent for Rocky Mountain. Georgia Power is the operating agent for each of the other plants.

	Nuclear				Coal-Fired		Pumped Storage
	Plant Hatch		Plant Vogtle(2)		Plant Scherer Units No. 1 & No. 2		Rocky Mountain		Total
	%	MW(1)	%	MW(1)	%	MW(1)	%	MW(1)	MW(1)
Oglethorpe	30.0	539	30.0	1,059	60.0	982	74.6	633	3,213
Georgia Power	50.1	900	45.7	1,614	8.4	137	25.4	215	2,866
MEAG	17.7	318	22.7	802	30.2	494	—	—	1,614
Dalton	2.2	39	1.6	56	1.4	23	—	—	118
Total	100.0	1,796	100.0	3,531	100.0	1,636	100.0	848	7,811
(1)Based on nameplate ratings.
(2)Excludes Plant Vogtle Unit No. 4, which is currently under construction. Vogtle Unit No. 4 is expected to add 1,211 megawatts of nameplate capacity.
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
The Plant Agreements
Plants Hatch, Vogtle and Scherer
Our rights and obligations with respect to Plants Hatch, Vogtle and Scherer are contained in a number of contracts between Georgia Power and us and, in some instances, MEAG and the City of Dalton. We are a party to three Purchase and Ownership Participation Agreements (Ownership Agreements) under which we acquired from Georgia Power a 30% undivided interest in each of Plants Hatch and Vogtle Units No. 1 and No. 2, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the Scherer Common Facilities). We have also entered into three Operating Agreements (Operating Agreements) relating to the operation and maintenance of Plants Hatch, Vogtle Units No. 1 and No. 2 and Scherer, respectively. The Ownership Agreement and Operating Agreement relating to Plant Hatch is a two-party agreement between Georgia Power and us. The Ownership Agreements and Operating Agreements relating to Plants Vogtle Units No. 1 and No. 2 and Scherer are agreements among Georgia Power, MEAG, the City of Dalton and us. The parties to each Ownership Agreement and Operating Agreement are referred to as "participants" with respect to each such agreement.
We have a 30% undivided interest in Vogtle Units No. 3 and No. 4. In conjunction with the development of these units, we, Georgia Power, MEAG and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, contract management, construction and pre-operation services. See "BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4" for a discussion of our ownership agreements related to Vogtle Units No. 3 and No. 4.
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
The Ownership Agreements appoint Georgia Power as agent with sole authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle and Scherer Units No. 1 and No. 2 and the facilities used in common at Plant Scherer. Each Operating Agreement gives Georgia Power, as agent, sole authority and responsibility for the management, control, maintenance and operation of the plant to which it relates. Each Operating Agreement also provides for the use of power and energy from the plant and the sharing of the costs of the plant by the participants in accordance with their respective interests in the plant. In performing its responsibilities under the Ownership and Operating Agreements, Georgia Power is required to comply with prudent utility practices. Georgia Power's liabilities with respect to its duties under the Ownership and Operating Agreements are limited by the terms of these agreements.

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
For Plants Hatch and Vogtle, each participant is responsible for a percentage of operating costs (as defined in the Operating Agreements) and fuel costs of each plant or unit equal to the percentage of its undivided interest which is owned or leased in such plant or unit. For Scherer Units No. 1 and No. 2, each party is responsible for its fuel costs and for variable operating costs in proportion to the net energy output for its ownership interest, and is responsible for a percentage of fixed operating costs equal to the percentage of its undivided interest which is owned or leased in such plant or unit. Georgia Power is required to furnish budgets for operating costs, fuel plans and scheduled maintenance plans. In the case of Scherer Units No. 1 and No. 2, the participants have limited rights to disapprove such budgets proposed by Georgia Power and to substitute alternative budgets. The Ownership Agreements and Operating Agreements provide that, should a participant fail to make any payment when due, among other things, such nonpaying participant's rights to output of capacity and energy would be suspended.
The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Scherer Units No. 1 and No. 2 expires on January 31, 2026 and automatically renews for additional two year terms subject to notice of termination provisions. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.
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
Plant Wansley
In July 2022, the Georgia Public Service Commission approved Georgia Power’s 2022 integrated resource plan. This plan requested the decertification of coal-fired Plant Wansley by August 31, 2022. In accordance with the approved plan, Georgia Power retired Plant Wansley on August 31, 2022. Georgia Power continues to serve as our agent with sole authority for the retirement and decommissioning of Plant Wansley and the closure of the coal ash ponds. See "BUSINESS – REGULATION – Coal Combustion Residuals and Effluent Limitations Guidelines". As set forth in the Wansley Ownership Agreement, we are responsible for a proportionate share of the plant retirement and decommissioning costs.

ITEM 3.    LEGAL PROCEEDINGS
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

The ultimate outcome of pending litigation against us cannot be predicted at this time; however, we do not anticipate that the ultimate liabilities, if any, arising from such proceedings would have a material effect on our financial condition or results of operations. For information about loss contingencies, including litigation related to Plant Scherer, of which we are a co-owner, that could have an effect on us, see Note 12 to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected historical financial and statistical data. The financial data presented as of the end of and for each year in the three-year period ended December 31, 2023, has been derived from our consolidated audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2023	2022	2021
STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to members	$1,681,566	$1,974,683	$1,557,109
Sales to non-members	58,619	155,454	47,754
Operating expenses	$1,463,119	$1,936,086	$1,410,482
Other income, net	$81,049	$72,244	$71,254
Net interest charges	$292,325	$204,591	$207,854
Net margin	$65,790	$61,704	$57,781

BALANCE SHEET DATA
Assets:
Total electric plant	$12,680,395	$12,490,108	$11,757,327
Total assets	$16,524,851	$16,489,370	$15,707,026
Capitalization:
Patronage capital and membership fees	$1,257,917	$1,192,127	$1,130,423
Long-term debt and obligations under finance leases	12,149,489	12,001,694	10,983,930
Obligation under Rocky Mountain transactions	29,862	27,945	26,151
Other	5,152	2,256	1,550
Total long-term debt and equities	$13,442,420	$13,224,022	$12,142,054
Less: Long-term debt and finance leases due within one year	384,426	322,102	281,238
Less: Unamortized debt issuance costs and bond discounts	120,560	114,142	111,909
Total capitalization	$12,937,434	$12,787,778	$11,748,907

OTHER DATA
Megawatt hours sold to members(1)	28,289,147	25,634,984	24,727,585
Member revenues per kWh sold	5.94 ¢	7.70 ¢	6.30 ¢
Equity Ratio(2)	9.4%	9.0%	9.3%
Margins for Interest Ratio(3)	1.14	1.14	1.14
(1) For 2023, excludes test energy kilowatt-hours from Plant Vogtle Unit No. 3 supplied to members. Revenues and costs associated with test energy were capitalized.
(2) Our equity ratio is calculated, pursuant to our first mortgage indenture, by dividing patronage capital and membership fees by total capitalization plus unamortized debt issuance costs and bond discounts and long-term debt and finance leases due within one year ("Total long-term debt and equities" in the table above). We have no financial covenant that requires us to maintain a minimum equity ratio; however, a covenant in the first mortgage indenture restricts distributions of equity (patronage capital) to our members if our equity ratio is below 20%. We also have covenants in certain of our line of credit agreements that currently require us to maintain minimum total patronage capital of $750 million.
(3) ) Our margins for interest ratio is calculated on an annual basis by dividing our margins for interest by interest charges, both as defined in our first mortgage indenture. The first mortgage indenture obligates us to establish and collect rates that, subject to any necessary regulatory approvals, are reasonably expected to yield a margins for interest ratio equal to at least 1.10 for each fiscal year. In addition, the first mortgage indenture requires us to demonstrate that we have met this requirement for certain historical periods as a condition to issuing additional obligations under the first mortgage indenture. For 2024, our board of directors approved a budget to achieve a 1.14 margins for interest ratio, above the minimum 1.10 ratio required by the first mortgage indenture. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
General
Our principal business is reliably providing wholesale electric service to our 38 members in a safe and cost-effective manner. Consequently, substantially all of our revenues and cash flow are derived from sales to our members pursuant to take-or-pay wholesale power contracts. In November 2023, we and each of our members extended the term of our wholesale power contracts from 2050 to 2085 which gives us greater flexibility to plan for and finance our resources. These contracts obligate our members jointly and severally to pay all of our costs and expenses associated with owning and operating our power supply business. To that end, our rate structure provides for a pass-through of actual energy costs. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet our budgeted margins for interest ratio are carefully managed throughout the year to ensure that we collect sufficient capacity-related revenues. Our rate structure provides us with the ability to manage our revenues to assure full recovery of our costs and has enabled us consistently to meet our financial obligations since our formation in 1974.

2023 Financial Results
We had another successful year in 2023 and continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors. Our revenues were more than sufficient to recover all of our costs and to satisfy all of our debt service obligations and financial covenants. Specifically, we recorded a net margin of $65.8 million in 2023, which achieved the 1.14 margins for interest ratio approved by our board of directors and exceeded the 1.10 margins for interest ratio required to meet the rate covenant under our first mortgage indenture. For 2024, we are again targeting a margins for interest ratio of 1.14, effectively increasing our annual margins by 40% over the minimum required level.

As a result of expanding our portfolio of generation resources through the construction of Vogtle Units No. 3 and No. 4 and the acquisition of multiple natural gas-fired generation resources and the upgrading of our generation facilities, our total assets and total debt have significantly increased over the past several years. At December 31, 2023, our total assets were $16.5 billion and total long-term debt was $12.1 billion. During the remainder of the Vogtle construction period, we expect that our assets and long-term debt will continue to increase. Despite increased interest rates in 2023, strategic financing and refinancing of capital investments with long-term debt through the Department of Energy and Rural Utilities Service loan guarantee programs, taxable and tax-exempt capital markets offerings enabled us to borrow long-term debt at relatively low rates and our weighted average interest cost on long-term debt was 3.89% per annum at December 31, 2023. We will continue to actively manage our debt portfolio and utilize advantageous borrowing programs available to us as our ability to borrow at lower costs ultimately benefits our members and their customers as interest savings are reflected in our pass-through rate structure.

In 2023, lower fuel costs allowed us to meet significantly more of our members’ energy needs in a more cost-effective manner. Vogtle Unit No. 3 also achieved commercial operation on July 31, 2023 which was reflected in rates starting in August. For the year ended December 31, 2023, our operating revenues were $1.7 billion, and we sold over 29.7 million megawatt hours compared to $2.1 billion in revenues and 27.3 million megawatt hours for the year ended December 31, 2022. Our cost-plus formulary rate structure ensures recovery of costs on a monthly basis and we remain focused on delivering cost-effective, reliable power to our members rather than on maximizing revenues. Our continued investment in new resources, including Vogtle Units No. 3 and No. 4, is intended to provide long-term cost-effective and reliable power that is less sensitive to market volatility.

Vogtle Units No. 3 and No. 4
On July 31, 2023, Vogtle Unit No. 3 became the first new nuclear unit in the United States to achieve commercial operation in more than 30 years. Vogtle Unit No. 4 is expected to achieve commercial operation in the second quarter of 2024. These units have been, and continue to be, a primary focus area. As of December 31, 2023, our total investment in the additional Vogtle units was approximately $8.2 billion. Our current budget, which includes capital costs and allowance for funds used during construction, is a range of $8.3-8.35 billion.

Southern Nuclear and Georgia Power continue to manage the construction at the site and the project reached a number of important milestones during 2023 and early 2024. Most recently, Vogtle Unit No. 4 synched to the power grid and generated electricity for the first time on March 1, 2024.

In October 2023, we settled litigation with Georgia Power regarding the interpretation of cost-protections under the Global Amendments. Pursuant to the settlement agreement, we received the full benefit of the cost-protections agreed to under the Global Amendments, retained our 30% interest in the additional Vogtle units and achieved additional cost-protections by which Georgia Power will pay 66% of our 30% share of incremental construction costs that exceed $19.2 billion.

We are pleased with the initial commercial operation of Unit No. 3 and look forward to the commercial operation of Unit No. 4. Upon completion, Vogtle Units No. 3 and No. 4 will have an aggregate of approximately 2,200 megawatts of carbon-free, baseload generating capacity. We expect our interest in these units to be valuable assets for us and our members over the next 60 to 80 years and to contribute to our diverse pool of generation resources. For additional information regarding Vogtle Units No. 3 and No. 4 and related financing activities, see “BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Plant Vogtle Units No. 3 and No. 4,” “– Financial Condition – Financing Activities – Department of Energy-Guaranteed Loans” and “– Capital Requirements – Capital Expenditures” and Note 7a of Notes to Consolidated Financial Statements.

Liquidity Position
Our strong liquidity position continues to be one of the most positive attributes contributing to our solid financial standing. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.2 billion unsecured credit facility that extends through December 2024 and supports our commercial paper program. We currently anticipate renewing this credit facility in the second quarter of 2024. Additionally, we have three other bank credit facilities which provide another $600 million in credit commitments.

In addition to our strong liquidity, we have multiple sources of long-term financing available to meet our anticipated capital needs. These sources include the Rural Utilities Service federal loan program and the taxable and tax-exempt capital markets. We expect to continue utilizing each of these sources of capital to meet our long-term financing needs in the coming years. We also have $4.2 billion outstanding pursuant to borrowings under the Department of Energy loan program to finance the construction of the new Vogtle Units.

Following passage of the Inflation Reduction Act in 2022, we and our members are evaluating new incentives available to us to further diversify our generation portfolio through the addition of new battery storage and renewable generation resources. In October 2023, we, together with the Georgia Environmental Finance Authority, Georgia Transmission and Georgia System Operations, were selected for a $250 million grant under the Department of Energy’s GRIP Program. As part of the grant application, we applied for an aggregate of 75 megawatts of utility-scale battery storage which is estimated to utilize approximately $80 million of the total award. Receipt of any grant proceeds remains subject to meeting program requirements and customary closing conditions. We are also evaluating additional new funding opportunities through the Rural Utilities Service Empowering Rural America program.

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

Greenhouse gas emissions, particularly carbon dioxide, are the focus of some of the anticipated federal environmental regulations. Effective February 19, 2021, the United States rejoined the Paris Climate Agreement and, in accordance with the agreement, subsequently proposed economy-wide carbon dioxide reductions of 50-52% of 2005 levels by 2030. In order to meet this economy-wide goal, analyses indicate that the power sector would have to reduce carbon dioxide emissions by approximately 80% below 2005 levels by 2030. To that end, the EPA released a new rule in 2023 to address carbon dioxide emissions from existing coal and natural gas-fired power plants although it recently announced that it would address existing natural gas-fired plants in a future rulemaking. We believe that some of the assumptions in the proposed rule, particularly regarding natural gas, hydrogen availability, carbon capture and sequestration and the pace of technological advancements, continue to be unrealistic. At this time, we cannot predict the outcome or potential cost of any legislative or regulatory changes on us or our members, but such costs could be significant.

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

In addition to greenhouse gases, we must also comply with several other environmental regulations. For example, in order to comply with federal and state coal combustion residual rules and effluent limitation guidelines, we are investing approximately $230 million in capital costs at Plant Scherer, of which $170 million has already been spent, in addition to the current projection of $600 million to $800 million (in year of expenditure dollars) associated with our corresponding asset retirement obligations at our operating and retired coal plants. If existing laws or regulations related to the disposal of coal combustion residuals and treatment of coal ash ponds were to change or we are otherwise required to revise our existing closure plans, our related obligations could increase materially.

Load Growth in Georgia
Georgia is projected to experience a significant increase in energy demand over the next several years based on native load growth and large loads related to several new data centers and manufacturing facilities. We and our members are assessing the potential impact of this load growth on our members’ power supply needs. Large loads in Georgia are subject to competition, and our members may be selected to meet some of the additional large loads. We and our members will continue to evaluate and plan for our members’ anticipated power needs, and we expect that our members will request us to construct additional generation facilities to help them serve this load growth.

Focus on ESG

In November 2023, we released our annual environmental, social and corporate governance (ESG) report highlighting our and our members’ efforts in these areas as well as several recent achievements. We and our members have been working toward a cleaner energy path for many years. We are committed to making strides toward improving the environment through reducing greenhouse gas emissions, including carbon. With respect to carbon, by 2025, after Vogtle Units No. 3 and No. 4 come on-line, we are forecasting that the carbon intensity rate for the energy we generate for our members will decrease by 47% from 2005 levels.

In 2023, we supplied nearly 70% of our members’ energy requirements from our diverse portfolio of nuclear, gas, coal and hydro resources. Green Power EMC, owned by our members and supported by Oglethorpe employees, specializes in the purchase of renewable energy for the members. Green Power currently purchases 756 megawatts of renewable energy resources and is expected to grow to more than 836 megawatts by 2025. Our members also contract directly with renewable suppliers, and by the end of 2024 we anticipate that the members’ total solar portfolio will exceed 1,700 megawatts.

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

We embrace diversity in the workplace. Of our executive level officers, over half are women. Of our entire workforce, 21% are minorities and 20% are military veterans. We have established a culture of high ethical and safety standards for our workforce, along with the robust risk management and strategic planning processes to guide us through the transitioning energy landscape.

We are proud of our progress in a number of ESG-related areas and continue to push ourselves to improve in these areas. Our commitment to these goals goes beyond talking points. For several years, certain of the corporate goals that determine our executives’ performance pay have been, and continue to be, directly related to environmental, worker safety and corporate governance metrics.

Outlook for 2024
As the electric utility industry across the country continues to experience change, we remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.5 million people they serve. We believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address, most notably related to load growth in Georgia and anticipated environmental regulation. However, as we manage our risks, we intend to keep doing what we have done so successfully for the last 50 years, including, among other things:

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
Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2023, our regulatory assets and regulatory liabilities totaled $1.1 billion and $706.3 million, respectively. While we do not currently foresee any events such as competition or other factors that would make it not probable that we will recover these costs from our members as future revenues through rates under our wholesale power contracts, if such an event were to occur, we could no longer apply the provisions of accounting for regulated operations, which would require us to eliminate all regulatory assets and regulatory liabilities that had been recognized as a charge or credit to our statement of revenues and expenses and begin recognizing assets and liabilities in a manner similar to other businesses in general. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.
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
A significant portion of our asset retirement obligations relates to our share of the future cost to decommission our operating nuclear units and the coal ash ponds at our coal-fired units. At December 31, 2023, our nuclear decommissioning and coal ash related asset retirement obligations were $929.8 million and $464.0 million, respectively. Our asset retirement obligations represent an estimate of the present value of anticipated retirement costs. For additional detail regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements. These obligations represented 95% of our total asset retirement obligations.

Given its significance, we consider our nuclear decommissioning liabilities critical estimates. Approximately every three years, new decommissioning studies for Plants Hatch and Vogtle are performed. These studies provide us with periodic site-specific "base year" cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation and discount rates, which we consider to be critical assumptions. Our current estimates are based upon studies that were performed in 2020 and 2021. For ratemaking purposes, we record decommissioning costs over the expected service life of each unit. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.
We also consider our coal ash related decommissioning liabilities to be critical estimates, in particular those for the coal ash ponds. Cost studies are periodically performed to provide site-specific "base year" estimates that determine the nature and timing of planned decommissioning costs. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. Critical assumptions include coal ash pond closure strategy, including water treatment requirements, and the volume of coal ash in the ponds. In addition, these estimates are dependent on other subjective factors, such as estimates of costs to perform the decommissioning and post-closure activities, timing of expenditures, and the selection of cost escalation and discount rates. Our current estimates are based upon studies that were performed in 2023. For ratemaking purposes, we are applying regulated operations accounting to the decommissioning costs and currently expect to recover ash pond closure costs over approximately 13 years. The impact on measurements of asset retirement obligations using different assumptions in the future may be significant.

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
We have assigned fixed percentage capacity cost responsibilities to our members for all of our generation resources. Each member has contractually agreed to pay us for the electric capacity assigned to it based on its individual fixed percentage capacity cost responsibility.
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
Margins
Revenues in excess of current period costs in any year are designated as net margin in our statements of revenues and expenses, and we have generated a positive net margin every year since our formation in 1974. Under our first mortgage indenture, we are required, subject to any necessary regulatory approval, to establish and collect rates that are reasonably expected, together with our other revenues, to yield a margins for interest ratio for each fiscal year equal to at least 1.10. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture" for a discussion of how we calculate our margins for interest ratio.
In the event we were to fall short of the minimum 1.10 margins for interest ratio at year end, the formulary rate is designed to recover the shortfall from our members in the following year without any additional action by our board of directors.
Prior to 2009, we budgeted and achieved annual margins for interest ratios of 1.10, the minimum required by the first mortgage indenture. To enhance margin coverage during a period of increased capital requirements, our board of directors has approved budgets with margins for interest ratios that exceeded 1.10. Since 2010, we have achieved our board approved margins for interest ratio of 1.14, and our board has approved a margins for interest ratio of 1.14 for 2024. As our capital requirements continue to evolve, our board will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.
Patronage Capital
Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2023, we had $1.3 billion in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.4% and 9.0% at December 31, 2023 and 2022, respectively.
Patronage capital is allocated to each of our members on the basis of their fixed percentage capacity cost responsibilities in our generation resources. Any distribution of patronage capital is subject to the discretion of our board of directors and limitations under our first mortgage indenture. See "BUSINESS – OGLETHORPE POWER CORPORATION – First Mortgage Indenture" for a discussion regarding limitations on distributions under our first mortgage indenture.
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
The types of generation assets we own include five nuclear units, three combined cycle natural gas-fired plants, several natural gas-fired simple cycle combustion turbine plants, a plant that burns sub-bituminous coal, and a pumped storage hydroelectric plant.

In 2023, we acquired one combustion turbine natural gas-fired unit at the Baconton Power Plant, adding to our already diverse mix of generation and fuel types among our power plants. See Note 13 of Notes to Consolidated Financial Statements for additional information regarding this acquisition.
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
The primary demand consideration that affects how we dispatch our plants is the amount of energy our members require from us. This is a function of weather, economic activity, residential use patterns and the relative cost and availability of our members' third party supply arrangements, which account for approximately a third of the energy they purchase.
In 2023 and 2022, weather was a significant factor. The 2023 summer experienced extremely hot weather during the last half of August that led to a new all-time summer peak demand for our members. As a result, the amount of energy (in megawatt-hours) we generated and sold to members was higher than in 2022 and 2021, and led to higher utilization of our combined cycle generating facilities and our coal facilities compared to the prior two years. While the amount of energy we sold to our members was higher, our members’ overall energy demand was lower in 2023 compared to 2022 primarily due to 2023 being a mild weather year. December 2022 still holds the overall peak when we experienced extremely cold weather during the Christmas holiday weekend.

In addition to member demand, we sell power from some of our generating resources off-system, typically from assets we acquire in advance of some members needing the capacity or energy. These members elect to defer their portion of the resource, and the output of the resource is sold to non-members which helps reduce deferred costs for these deferring members We dispatch the majority of the BC Smith combined cycle facility to serve non-member sales, and we plan to continue doing so through 2025. In 2023, we saw reduced market demand for these off-system sales compared with 2022; therefore, we generated and sold fewer megawatt-hours of off-system energy from BC Smith compared with 2022.
Fuel cost is our most significant operating cost, and this greatly impacts the cost of our energy sales to our members as well as our member sales (in dollars) is significantly affected by fuel prices. The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. In 2023, natural gas prices decreased significantly compared with 2022 due to market alleviation on supply and demand pressures. This decrease in natural gas prices led to more generation and sales to our members and lower fuel cost compared to 2022. The commercial operation of Vogtle Unit No. 3, which began in July 2023, also contributed to the increase in megawatt-hour sales to the members in 2023. In 2022, natural gas prices were significantly higher compared with each of the previous years due to market pressures on supply and demand. Coupled with the increase in member sales (in megawatt-hours), the increased natural gas prices in 2022 resulted in higher cost of fuel and member sales (in dollars). In 2022, due to the increase in natural gas prices, our coal units were also more economical resulting in more coal generated energy to sell to our members in 2022 than in 2021.

In addition to the prevailing market price, our average cost of natural gas per kilowatt-hour generated is also affected by how efficiently our natural gas facilities burn the gas. Compared to our combustion turbine units, our combined cycle units are more efficient and burn less gas per kilowatt hour of electricity generated. Consequently, our combustion turbine units have a higher dispatch cost than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as hot summer days or colder winter days. And although 2023 had milder weather overall, more extreme weather days in 2023 resulted in significantly higher generation from our combined cycle units compared to 2022 and 2021 and this also contributed to higher member sales (in megawatt-hours) in 2023, than in 2022 and 2021.
Our nuclear units require refueling on an 18 or 24-month cycle and these refueling outages, which typically last several weeks, resulted in fluctuations in nuclear plant availability and generation in each of the last three years. These shutdowns and outages significantly reduced generation at the affected plants, reduced kilowatt-hour sales to and energy revenues from our members during the periods that the plants were not generating power. In 2023, generation from Vogtle Unit No. 3 offset the decrease in generation from the other nuclear plants.

We also continued to make significant capital expenditures over the past three years particularly for the new units at Plant Vogtle and the BC Smith, Washington County, and Baconton acquisitions, which we have primarily financed with debt. These financings have increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has generally increased. As discussed under "– Financial Condition – Capital Resources – Capital Expenditures," we expect significant capital expenditures to continue through the completion of Vogtle Unit No. 4.
Net Margin
Our net margin for the years ended December 31, 2023, 2022 and 2021 was $65.8 million, $61.7 million and $57.8 million, respectively. These amounts produced a margins for interest ratio of 1.14 in each of 2023, 2022 and 2021. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Rate Regulation."
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

The components of member revenues were as follows:

	(in thousands)			2023 vs. 2022	2022 vs. 2021
	2023	2022	2021	% Change	% Change
Capacity revenues	$1,082,368	$984,036	$946,662	10.0%	3.9%
Energy revenues	599,198	990,647	610,447	(39.5)%	62.3%
Total	$1,681,566	$1,974,683	$1,557,109	(14.8)%	26.8%

kWh Sales to members(1)	28,289,147	25,634,984	24,727,585	10.4%	3.7%
Cents/kWh	5.94	7.70	6.30	(22.8)%	22.3%
Member energy requirements supplied	68%	58%	62%	17.2%	(6.5)%
(1) For 2023, excludes test energy kilowatt-hours from Plant Vogtle Unit No. 3 supplied to members. Any revenues and costs associated with test energy were capitalized.

Capacity revenues increased in 2023 compared to 2022 primarily due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023 and the related recovery of net interest and depreciation expense. The increase in capacity revenues in 2022 compared to 2021 was due primarily to the recovery of higher fixed production maintenance costs. For a discussion of production costs and depreciation expense, see "– Operating Expenses."

The 39.5% decrease in energy revenues from members in 2023 compared to 2022 was primarily a result of a decrease in total fuel expense offset by a 10.4% increase in generation for member sales. Energy revenues from members in 2022 compared to 2021 increased 62.3% primarily a result of an increase in total fuel expense, including a 3.7% increase in generation for member sales. For a discussion of fuel expense, see "– Operating Expenses."
Sales to non-members.    In 2023 and 2022, energy revenues from non-members were primarily from the sale of the BC Smith deferring members' output into the wholesale market. Energy revenues from non-members decreased in 2023 from 2022 due to a decrease in megawatt-hours sold and a decrease in fuel costs for natural gas. In 2023 and 2022, we also recognized capacity revenues from non-members relating to our Washington County acquisition.
Sales to non-members were as follows:

	(in thousands)
	2023	2022	2021
Energy revenues	$44,995	$155,372	$47,754
Capacity revenues	13,624	82	—
Total	$58,619	$155,454	$47,754
kWh Sales to non-members	1,415,042	1,690,454	1,039,957
Cents/kWh	4.14	9.19	4.59
Operating Expenses
Our operating expenses decreased 24.4% in 2023 compared to 2022 primarily due to significantly lower fuel costs for natural gas as well as decreased production costs. In 2022 compared to 2021, operating expenses increased primarily due to significantly higher fuel costs for natural gas as well as increased production costs.

The following table summarizes our fuel costs and net kilowatt-hour (kWh) generation by generating source.

	Cost					Generation					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2023	2022	2021	2023 vs. 2022 % Change	2022 vs. 2021 % Change	2023	2022	2021	2023 vs. 2022 % Change	2022 vs. 2021 % Change	2023	2022	2021	2023 vs. 2022 % Change	2022 vs. 2021 % Change
Coal	$124,638	$107,207	$86,289	16.3%	24.2%	3,166,368	2,856,494	2,559,235	10.8%	11.6%	3.94	3.75	3.37	4.9%	11.3%
Nuclear	84,192	73,871	77,366	14.0%	(4.5)%	11,122,301	10,206,060	10,171,948	9.0%	0.3%	0.76	0.72	0.76	4.6%	(4.8)%
Natural Gas:
Combined Cycle	323,614	704,809	387,069	(54.1)%	82.1%	14,804,306	13,100,271	12,722,401	13.0%	3.0%	2.19	5.38	3.04	(59.4)%	76.8%
Combustion Turbine	46,350	159,202	48,272	(70.9)%	229.8%	1,382,989	1,824,570	1,026,430	(24.2)%	77.8%	3.35	8.73	4.70	(61.6)%	85.5%
	$578,794	$1,045,089	$598,996	(44.6)%	74.5%	30,475,964	27,987,395	26,480,014	8.9%	5.7%	1.90	3.73	2.26	(49.1)%	65.1%
Fuel
Total fuel expense decreased in 2023 compared to 2022 as a result of a decrease in the average cost of fuel. The decrease in average fuel cost was primarily due to lower average natural gas prices in 2023. The overall increase in generation in 2023 compared to 2022 was due in part to an increase in sales to our members as a result of the commercial operation of Vogtle Unit No. 3 and our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices. In 2023 and 2022, we included $20.9 million and $115.0 million of net losses and net gains recognized, respectively, in total fuel expense for the settlement of natural gas financial contracts we utilize to manage our exposure to fluctuations in market prices. Total fuel expense increased in 2022 compared to 2021 primarily as a result of an increase in the average cost of fuel and an increase in generation for members and non-members. The increase in average fuel cost was primarily due to higher average natural gas prices in 2022. The overall increase in generation in 2022 compared to 2021 was largely due to increases in sales to our members as a result of weather events and sales to non-members from BC Smith which we acquired in July 2021.

Production
Production costs can vary due to the number and extent of outages in a given year. Production costs decreased 11.8% in 2023 compared to 2022 and increased 14.1% in 2022 compared to 2021. The decrease in 2023 was due to less costly planned major maintenance outages during 2023 compared to 2022. The increase in 2022 was due to more costly planned major maintenance outages and the result of deferring BC Smith's effects on net margin during 2022 compared to 2021.
Depreciation and amortization
Depreciation and amortization expense increased 16.4% in 2023 compared to 2022 primarily as a result of higher depreciation expense related to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023. Depreciation and amortization expense increased in 2022 compared to 2021 primarily as a result of higher depreciation rates that went into effect in 2022, as well as the addition of BC Smith which was acquired in 2021.
Other Income
The 12.2% increase in other income in 2023 compared to 2022 was primarily due to higher interest income as a result of higher interest rates in 2023 compared to 2022. Total other income was relatively unchanged in 2022 compared to 2021.
Interest Charges
Interest expense increased in 2023 primarily due to higher interest rates on commercial paper which is used as interim financing for Plant Vogtle Units No. 3 and No. 4 construction expenditures and plant acquisitions. Allowance for debt funds used during construction decreased in 2023 due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023. As a result of these factors, net interest charges increased 42.9% in 2023. Net interest charges were relatively flat in 2022 as the increased interest expense, which was largely due to increased borrowings for Plant Vogtle construction expenditures, was offset by a corresponding increase in allowance for debt funds used during construction.
Financial Condition
Overview
Consistent with our budgeted margin for 2023, we achieved a 1.14 margins for interest ratio which produced a net margin of $65.8 million. This net margin increased our total patronage capital (our equity) and membership fees to $1.3 billion at December 31, 2023. Our 2024 budget again targets a 1.14 margins for interest ratio.
Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.4% at December 31, 2023 and 9.0% at December 31, 2022. We anticipate that our equity ratio will remain around its current level during the remainder of the Vogtle construction period; however, the absolute level of patronage capital will continue to increase.
We had a strong liquidity position at December 31, 2023 with $1.7 billion of unrestricted available liquidity, including $490.6 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for the Plant Vogtle construction, the Washington County and Baconton acquisitions and for other general purposes. The average cost of funds on the $607.9 million of commercial paper outstanding at December 31, 2023 was 5.7%.
Electric plant in service increased by approximately $4.8 billion with a corresponding decrease in construction work in progress, primarily due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023. The other capital additions include costs related to the Baconton acquisition, normal additions and replacements to existing generation facilities and purchases of nuclear fuel. For the past several years, our total assets have significantly increased primarily due to the additional nuclear units under construction at Plant Vogtle.

Nuclear decommissioning trust fund increased $100.5 million primarily due to the increase in the fair market value of investments due to the recovery in the stock market in 2023.

Restricted cash and short-term investments decreased by $104.1 million at December 31, 2023 compared to December 31, 2022. The decrease was due to the utilization of remaining funds on deposit with the Rural Utilities Service in the Cushion of Credit Account for Rural Utilities Service-guaranteed Federal Financing Bank debt service payments and return of all restricted cash posted by our counterparties under our natural gas swap agreements.
Short-term investments increased $82.2 million at December 31, 2023 compared to December 31, 2022 primarily due to $57.6 million of long-term investments reclassified to short-term investments as we expect to apply the proceeds from these maturing investments to members' bills during the next twelve months.

Prepayments and other current assets decreased $33.1 million at December 31, 2023 compared to December 31, 2022. The net decrease was primarily due to a $35.3 million decrease in fair value of our natural gas contracts that will settle within the next twelve months.

Regulatory assets decreased by $80.8 million at December 31, 2023 compared to December 31, 2022. The net decrease was primarily due to decreases in the deferrals associated with nuclear and coal ash pond asset retirement obligations. The decrease was also attributable to the amortization of accelerated depreciation associated with the early retirement of Plant Wansley in August 2022.
Long-term debt and long-term debt and finance leases due within one year increased by $150.7 million at December 31, 2023 compared to December 31, 2022. The net increase was primarily a result of the issuance of $400.0 million of first mortgage bonds and $70.3 million in advances under a Rural Utilities Service-guaranteed loan. Offsetting these increases was $314.1 million in debt service payments. The weighted average interest rate on the $12.1 billion of long-term debt outstanding at December 31, 2023 was 3.89%.

Asset retirement obligations increased $115.2 million at December 31, 2023 compared to December 31, 2022. The net increase was primarily due to $65.9 million in accretion expense, recognized nuclear asset retirement obligations of $62.8 million and change in cash flow estimates of $1.0 million for coal ash related decommissioning costs.

Regulatory liabilities decreased by $85.9 million at December 31, 2023 compared to December 31, 2022. The net decrease was primarily due to $118.4 million decrease in the liability associated with unrealized gains on our natural gas contracts and a $49.0 million decrease in the liability associated with one of our rate management programs. Offsetting these decreases was a $47.2 million increase associated with deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments and a $46.0 million increase in collections for future major maintenance outages.

Sources of Capital and Liquidity
Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.
We have fully drawn $4.6 billion of loans from the Federal Financing Bank that are guaranteed by the Department of Energy to fund a portion of our cost to construct the two new nuclear units at Plant Vogtle. As of December 31, 2023, we had $4.2 billion outstanding.

Historically, we have also obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. We continue to utilize these loans for general and environmental improvements, and in 2022 we utilized these loans to provide a portion of the long-term financing for the BC Smith acquisition and related costs. We plan to utilize these loans to provide long-term financing for the Washington County and Baconton acquisitions and related costs. However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited in the future due to budgetary and political pressures faced by Congress. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

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
Liquidity.    At December 31, 2023, we had $1.7 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $490.6 million of cash and cash equivalents and $1.20 billion of unused and available committed credit arrangements.
Net cash provided by operating activities was $194.5 million in 2023, and averaged $433.8 million per year for the three-year period 2021 through 2023.
At December 31, 2023, we had $1.8 billion of committed credit arrangements in place and $1.20 billion available under four separate credit facilities. These are reflected in the table below:

Committed Credit Facilities
	(dollars in millions)
	Authorized Amount	Available 12/31/2023		Expiration Date
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC	$1,210	$599	(1)	December 2024
CFC Line of Credit(2)	110	110		December 2028
JPMorgan Chase Line of Credit	350	347	(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at December 31, 2023.
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
(3)At December 31, 2023, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.
Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.2 billion syndicated line of credit. At December 31, 2023, we had issued commercial paper primarily to provide interim funding for:

•payments related to the construction of Vogtle Unit No. 4,

•principal payments due under our Department of Energy-guaranteed loans, which began in February 2020 and which we intend to continue funding with commercial paper until Vogtle Unit No. 4 is placed in service, and

•costs related to the Washington County and Baconton acquisitions.

We plan to refinance our commercial paper with long-term debt. We intend to issue first mortgage bonds to provide long-term financing of the construction costs for Vogtle Unit No. 4 that have been financed on an interim basis with commercial paper, refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans, and for certain other costs not financed through the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Washington County and Baconton acquisitions and, in February 2024, we received conditional commitments for new Rural Utilities Service-guaranteed loans for these acquisitions.

Our unsecured committed lines of credit permit the issuance of up to $960 million in letters of credit on our behalf, of which $957 million remained available at December 31, 2023. This letter of credit issuance capacity includes $500 million under our $1.2 billion syndicated line of credit, $350 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit.

Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new Vogtle units, until long-term financing is obtained.
Three of our line of credit facilities contain similar financial covenants that require us to maintain minimum patronage capital levels. Currently, we are required to maintain minimum patronage capital of $750 million. As of December 31, 2023, our patronage capital balance was $1.3 billion. These agreements contain an additional covenant that limits our secured indebtedness and our unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At December 31, 2023, we had $12.1 billion of secured indebtedness outstanding and $607.9 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2023, we had seven members participating in the program and a balance of $78.5 million remaining to be applied against future power bills.
Liquidity Covenants.    At December 31, 2023, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2023 and expect to have sufficient liquidity to meet this covenant in 2024. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.
Financing Activities
First Mortgage Indenture.    At December 31, 2023, we had $12.1 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $0.2 billion from December 31, 2022. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired. As of December 31, 2023, the amount of certified bondable additions and retired or defeased first mortgage indenture obligations available for the issuance of additional first mortgage indenture obligations was approximately $3.1 billion. In addition, as of December 31, 2023, we had over $780 million of property additions and certified progress payments under qualified engineering, procurement and construction contracts that, once certified in accordance with the first mortgage indenture, will be available for the issuance of additional first mortgage indenture obligations.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy to provide funding for over $4.6 billion of the cost to construct our 30% undivided share of Vogtle Units No. 3 and No. 4. By the end of 2022, we had fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans, and as of December 31, 2023, $4.2 billion under these loans was outstanding. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For additional information regarding these loans, see Note 7a of Notes to Consolidated Financial Statements.

In addition, we have raised $3.2 billion of debt in the capital markets and expect to raise long-term financing for the remaining amounts not funded by the Department of Energy-guaranteed loans in the capital markets.

In accordance with the related promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of December 31, 2023, we had repaid $455.1 million under these loans and we expect to repay a total of approximately $486 million in principal on these loans by April 2024. We plan to refinance a portion of the principal repaid before the in-service date of Vogtle Unit No. 4 by issuing first mortgage bonds before the end of 2024.

Rural Utilities Service-Guaranteed Loans.    As of December 31, 2023, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $182.3 million remaining to be advanced. When advanced, the debt will be secured ratably under our first mortgage indenture. In September 2023, we received a conditional loan commitment for a new Rural Utilities Service-guaranteed loan totaling $755.2 million that we expect to begin advancing in late 2024. In February 2024, we received two additional conditional commitments for new Rural Utilities Service-guaranteed loans totaling $87.9 million and $17.5 million, respectively, for the Washington County and

Baconton acquisitions, and we expect to begin advancing on both loans in late 2024. As of December 31, 2023, we had $2.7 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, a decrease of $95.4 million from December 31, 2022. In 2023, we borrowed $70.3 million under various Rural Utilities Service-guaranteed loans for general and environmental improvements.

All of the approved Rural Utilities Service-guaranteed loans are funded through the Federal Financing Bank, and the debt is secured ratably with all other debt under our first mortgage indenture.
Bond Financings.   In December 2023, we issued $400 million of 6.20% first mortgage bonds, Series 2023A, to provide long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. The bonds are due to mature in December 2053 and are secured under our first mortgage indenture.

We plan to issue a total of approximately $750-$800 million of taxable first mortgage bonds before the end of 2024 to provide long-term financing or refinancing of expenditures related to Vogtle Units No. 3 and No. 4, including up to $350 million for the remaining long-term financing for the Vogtle units and approximately $400-$500 million to refinance principal payments on our Department of Energy-guaranteed loans that occur before the in-service date of Vogtle Unit No. 4, as described above.

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
Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2024 through 2026. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2024	2025	2026	Total
Future Generation(2)	$212	$1	$1	$214
Existing Generation(3)	431	391	204	1,026
Environmental Compliance(4)	14	19	31	64
Nuclear Fuel(5)	133	121	140	394
General Plant	10	6	3	19
Total	$800	$538	$379	$1,717
(1)Includes allowance for funds used during construction.
(2)Relates to construction of Vogtle Unit No. 4, excluding nuclear fuel, and our Walton acquisition. Forecasted Vogtle Unit No. 4's expenditures are based on an assumed in-service date of April 2024.
(3)Normal additions and replacements to plant in-service.
(4)Pollution control equipment and facilities being installed at coal-fired Plant Scherer, including to comply with coal ash regulations.
(5)Includes nuclear fuel for existing nuclear units and Vogtle Unit No. 4.

We are currently discussing the development of additional generation resources with our members to meet projected load growth that are not included in the table above. If our members approve one or more new generation resources, our projected capital expenditures could increase significantly.
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
For additional information regarding environmental regulation, see "BUSINESS – REGULATION – Environmental."
Credit Rating Risk
The table below sets forth our current ratings from S&P Global Ratings, Moody's Investors Service and Fitch Ratings.

Our Ratings	S&P	Moody's	Fitch
Long-term ratings:
Senior secured rating	BBB+	Baa1	BBB
Issuer/unsecured rating(1)	BBB+	Baa2	BBB
Rating outlook	Stable	Stable	Positive
Short-term rating:
Commercial paper rating	A-2	P-2	F2
(1)We currently have no long-term debt that is unsecured; however, pricing of our $1.2 billion syndicated line of credit is determined based on our unsecured or issuer ratings.
We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2023, our maximum potential collateral requirements were as follows:
At senior secured rating levels:
•approximately $50 million at a senior secured level of BBB-/Baa3,
•approximately $80 million at a senior secured level of BB+/Ba1 or below, and
At senior unsecured or issuer rating levels:
•approximately $53 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.
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
Interest Rate Risk
We are exposed to the risk of changes in interest rates relating to a portion of our debt. We categorize our debt as variable rate, which is debt that is subject to a change in interest rates within the next year, intermediate-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next year, but is subject to a change in interest rates within the next five years, or long-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next five years. At December 31, 2023, we had $799.3 million of variable rate debt, $312.8 million of intermediate-term fixed rate debt, and the remainder of our debt was long-term fixed rate debt. Our $799.3 million of variable rate debt at December 31, 2023, included $607.9 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $191.4 million of pollution control bonds (indexed variable rate bonds, which are subject to repricing weekly). Our $312.8 million of intermediate-term fixed rate debt at December 31, 2023 consisted of term rate debt subject to remarketing and repricing in February 2025.

At December 31, 2023, the weighted average interest rate on our variable rate debt was 5.5%. If, during 2023, interest rates on this debt changed a hypothetical 100 basis points on the respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $7.7 million.
Our objective in managing interest rate risk is to maintain a balance of long-term fixed, intermediate-term fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2023, we had 6.3% of our total debt, including commercial paper, classified as variable rate and 2.5% of our total debt classified as intermediate-term fixed rate. The remaining 91.2% of our debt was classified as long-term fixed rate.
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
In addition to interest rate risk on existing debt, we are exposed to the risk of rising interest rates due to the new long-term debt we expect to incur in connection with anticipated capital expenditures and planned debt refinancings, such as for the remaining issuance of long-term debt related to Vogtle Units No. 3 and No. 4, and for recent and upcoming acquisitions, as well as the short-term debt we are using for interim financing of our various projects.
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
Changes in interest rates also affect the market value of fixed income investments and rising interest rates may adversely affect the market value of fixed income investments in our nuclear and coal ash pond decommissioning funds. While we generally intend to hold these investments to maturity, sale of fixed income investments could lead to realizing losses on certain investments. While increases in interest rates may decrease the market value of fixed income assets, it may increase the amount of interest received for newly purchased fixed income investments and for funds invested in variable interest rate assets.

A 10% decline in the value of the internal and external funds' equity and fixed income securities as of December 31, 2023 would result in a loss of value to the funds of approximately $81.7 million.
We also maintain funds to finance our coal ash pond retirement obligations and for major maintenance expenses. We invest a portion of our coal ash decommissioning and major maintenance accounts in fixed income funds that are subject to changes in market value. A 10% decrease in the market value of these funds would be approximately $19.1 million.

Commodity Price Risk
We are also exposed to the risk of changing prices for fuels, including coal and natural gas.
Coal
We have interests in 982 megawatts of coal-fired nameplate capacity at Plant Scherer. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts and stockpile are expected to provide fixed prices for 100% and 60% of our forecasted coal requirements for 2024 and 2025, respectively.
The objective of our coal procurement strategy is to ensure reliable coal supply and some price stability for our members. Our strategy permits coal commitments for up to 7 years. The procurement guidelines provide for layering in fixed and/or capped prices by annually entering into coal contracts for a portion of projected coal need for up to 7 years.
Natural Gas
We own or operate eleven gas fired generation facilities totaling over 5,200 megawatts of nameplate capacity. See "PROPERTIES – Generating Facilities" and "BUSINESS – OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 19 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2023 was a net asset of approximately $13.4 million, which represents the net amount we would have received if the swaps had been terminated as of that date. As of December 31, 2023, approximately 27% of our 2024 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $27.4 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.
Changes in Risk Exposure
Our exposure to changes in interest rates, the value of investments we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2023, 2022 and 2021

	(dollars in thousands)
	2023	2022	2021
Operating revenues:
Sales to members	$1,681,566	$1,974,683	$1,557,109
Sales to non-members	58,619	155,454	47,754
Total operating revenues	1,740,185	2,130,137	1,604,863
Operating expenses:
Fuel	$578,794	$1,045,089	$598,996
Production	413,312	468,754	410,708
Depreciation and amortization	330,449	283,774	275,346
Purchased power	74,657	82,516	69,346
Accretion	65,907	55,953	56,086
Total operating expenses	$1,463,119	$1,936,086	$1,410,482
Operating margin	$277,066	$194,051	$194,381
Other income:
Investment income	$70,252	$57,564	$45,932
Amortization of deferred gains	1,789	1,789	1,789
Allowance for equity funds used during construction	750	700	385
Other	8,258	12,191	23,148
Total other income	$81,049	$72,244	$71,254
Interest charges:
Interest expense	$515,862	$455,474	$417,722
Allowance for debt funds used during construction	(234,090)	(262,573)	(221,463)
Amortization of debt discount and expense	10,553	11,690	11,595
Net interest charges	$292,325	$204,591	$207,854
Net margin	$65,790	$61,704	$57,781

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

	(dollars in thousands)
	2023	2022
Assets
Electric plant:
In service	$14,112,098	$9,266,627
Right-of-use assets--finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,418,738)	(5,183,589)
Electric plant in service, net	8,996,092	4,385,770
Nuclear fuel, at amortized cost	389,662	388,303
Construction work in progress	3,294,641	7,716,035
Total electric plant	12,680,395	12,490,108
Investments and funds:
Nuclear decommissioning trust fund	641,239	540,716
Investment in associated companies	82,133	78,937
Long-term investments	690,732	669,479
Other	35,585	32,561
Total investments and funds	1,449,689	1,321,693
Current assets:
Cash and cash equivalents	490,592	595,381
Restricted cash and short-term investments	—	104,431
Short-term investments	143,931	61,702
Receivables	201,784	220,015
Inventories, at weighted average cost	337,045	297,951
Prepayments and other current assets	18,335	51,409
Total current assets	1,191,687	1,330,889
Deferred charges and other assets:
Regulatory assets	1,131,489	1,212,305
Prepayments to Georgia Power Company	13,722	20,873
Other	57,869	113,502
Total deferred charges	1,203,080	1,346,680
Total assets	$16,524,851	$16,489,370
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

	(dollars in thousands)
	2023	2022
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,257,917	$1,192,127
Long-term debt	11,600,917	11,512,513
Obligations under finance leases	43,586	52,937
Obligation under Rocky Mountain transactions	29,862	27,945
Other	5,152	2,256
Total capitalization	12,937,434	12,787,778
Current liabilities:
Long-term debt and finance leases due within one year	384,426	322,102
Short-term borrowings	607,885	655,650
Accounts payable	117,272	203,705
Accrued interest	106,355	105,452
Member power bill prepayments, current	31,406	54,443
Other current liabilities	111,109	153,941
Total current liabilities	1,358,453	1,495,293
Deferred credits and other liabilities:
Asset retirement obligations	1,458,937	1,343,743
Member power bill prepayments, non-current	47,133	53,877
Regulatory liabilities	706,320	792,190
Other	16,574	16,489
Total deferred credits and other liabilities	2,228,964	2,206,299
Total equity and liabilities	$16,524,851	$16,489,370

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2023 and 2022

	(dollars in thousands)
	2023	2022
Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.03% to 8.21% (average rate of 3.38% at December 31, 2023) due in quarterly installments through 2048	$2,663,385	$2,758,753
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.44% to 4.01% (average rate of 2.94% at December 31, 2023) due in quarterly installments through 2044	4,177,967	4,325,395
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	500,000	500,000
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2009 Clean renewable energy bond, 1.81%, due 2024	1,010	2,021
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	500,000
• Series 2020A First Mortgage Bonds, 3.75% due 2050	450,000	450,000
• Series 2022A First Mortgage Bonds, 4.50% due 2047	500,000	500,000
• Series 2023A First Mortgage Bonds, 6.20% due 2053	400,000	—
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke and Monroe Counties, Georgia:
• Series 2013A Appling, Burke and Monroe Term rate bonds, 1.50% through February 3, 2025, due 2038 through 2040	212,760	212,760
• Series 2017A, B Burke Indexed put bonds–weekly reset, 4.82% due 2045	91,645	91,645
• Series 2017C, D Burke Fixed rate bonds, 4.125%, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Term rate bonds, 3.25% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017F Burke Indexed put bonds-weekly reset, 5.07% due 2040 through 2045	99,785	99,785
Total Secured Long-term debt	$12,096,552	$11,940,359
Obligations under finance leases	52,937	61,335
Obligation under Rocky Mountain transactions	29,862	27,945
Other	5,152	2,256
Patronage capital and membership fees	1,257,917	1,192,127
Subtotal	$13,442,420	$13,224,022
Less: long-term debt and finance leases due within one year	(384,426)	(322,102)
Less: unamortized debt issuance costs	(97,850)	(96,588)
Less: unamortized bond discounts on long-term debt	(22,710)	(17,554)
Total capitalization	$12,937,434	$12,787,778

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023, 2022 and 2021

	(dollars in thousands)
	2023	2022	2021
Cash flows from operating activities:
Net margin	$65,790	$61,704	$57,781
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$441,926	$451,899	$400,681
Accretion cost	65,907	55,953	56,086
Amortization of deferred gains	(1,789)	(1,789)	(1,789)
Allowance for equity funds used during construction	(750)	(700)	(385)
Deferred outage costs	(32,390)	(30,926)	(30,746)
(Gain) loss on sale of investments	(6,954)	21,950	(13,516)
Gain on sale of spare parts	—	—	(15,734)
Regulatory deferral of costs associated with nuclear decommissioning	(21,449)	(54,529)	(19,318)
Other	(5,150)	(712)	(2,528)
Change in operating assets and liabilities:
Receivables	12,011	(68,550)	(5,693)
Inventories	(38,562)	(36,235)	23,232
Prepayments and other current assets	(2,211)	25,031	577
Accounts payable	(104,164)	7,008	31,790
Accrued interest	903	9,042	23,976
Accrued taxes	1,087	52,764	(36,301)
Other current liabilities	(65,795)	32,300	(14,292)
Rate management program (billing credits applied) collections, net	(56,612)	19,847	144,763
Other	(57,281)	2,217	(38,078)
Total adjustments	$128,727	$484,570	$502,725
Net cash provided by operating activities	$194,517	$546,274	$560,506
Cash flows from investing activities:
Property additions	$(474,952)	$(1,156,383)	$(1,203,050)
Plant acquisition	(16,743)	(86,826)	(233,156)
Activity in nuclear decommissioning trust fund – Purchases	(535,027)	(204,500)	(675,153)
– Proceeds	520,986	194,046	667,344
Proceeds from the sale of spare parts	—	—	18,500
Decrease in restricted investments	74,031	246,022	167,535
Activity in other long-term investments – Purchases	(262,712)	(185,092)	(433,532)
– Proceeds	199,200	107,082	246,256
Other	13,782	4,040	14,843
Net cash used in investing activities	$(481,435)	$(1,081,611)	$(1,430,413)
Cash flows from financing activities:
Long-term debt proceeds	$506,272	$1,414,925	$757,032
Long-term debt payments	(358,477)	(397,162)	(468,577)
(Decrease) increase in short-term borrowings, net	(47,765)	(440,321)	712,473
Other	51,699	2,526	44,618
Net cash provided by financing activities	151,729	579,968	1,045,546
Net (decrease) increase in cash, cash equivalents and restricted cash	$(135,189)	$44,631	$175,639
Cash, cash equivalents and restricted cash at beginning of period	625,781	581,150	405,511
Cash, cash equivalents and restricted cash at end of period	$490,592	$625,781	$581,150
Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$278,952	$182,066	$170,605
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$63,803	$10,486	$107,677
Accrued property additions at end of period	$39,854	$79,204	$65,686
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES
For the years ended December 31, 2023, 2022 and 2021

(dollars in thousands)
Balance at December 31, 2020	$1,072,642
Components of comprehensive margin in 2021:
Net margin	57,781
Balance at December 31, 2021	$1,130,423
Components of comprehensive margin in 2022:
Net margin	61,704
Balance at December 31, 2022	$1,192,127
Components of comprehensive margin in 2023:
Net margin	65,790
Balance at December 31, 2023	$1,257,917

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022 and 2021

1. Summary of significant accounting policies:
a. Business description
Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 7,792 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 733 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 756 megawatts of capacity, including 724 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2023 and 2022 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2023. Examples of estimates used include items related to our asset retirement obligations. Accounting for asset retirement and environmental obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, making projections of when assets will be retired and ultimately decommissioned, the amount of decommissioning costs, and how costs will escalate with inflation. Actual results could differ from those estimates.

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

d. Margin policy
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For the years 2023, 2022 and 2021, we achieved a margins for interest ratio of 1.14.
e. Revenue recognition
As an electric membership cooperative, our principal business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. On November 15, 2023, we and each of our members amended the wholesale power contracts to extend the term from December 31, 2050 to December 31, 2085. These contracts, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. We also sell energy and capacity to non-members through industry standard contracts and negotiated agreements, respectively. We do not have multiple operating segments.

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

Each of our members is obligated to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of December 31, 2023 and 2022, we did not have any significant long-term contracts with non-members.

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

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2023, 2022 and 2021, our board approved, and we achieved, a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of December 31, 2023 and December 31, 2022, we recognized refund liabilities totaling $34,266,000 and $28,471,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members were as follows:

	(dollars in thousands)
	2023	2022	2021
Capacity revenues	$1,082,368	$984,036	$946,662
Energy revenues	599,198	990,647	610,447
Total	$1,681,566	$1,974,683	$1,557,109
The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2023, 2022 or 2021:

	2023	2022	2021
Jackson EMC	15.1%	16.0%	15.2%
Cobb EMC	11.4%	9.5%	12.3%
GreyStone Power Corporation, an EMC	8.5%	10.0%	8.7%

Receivables from contracts with our members at December 31, 2023 and December 31, 2022 were $170,901,000 and $187,401,000, respectively.
Energy revenues from non-members were primarily due from the sale of the BC Smith deferring members' output into the wholesale market. In 2023 and 2022, we recognized capacity revenues from non-members relating to our Washington County acquisition, which we acquired in December 2022.
Sales to non-members were as follows:

	(dollars in thousands)
	2023	2022	2021
Energy revenues	$44,995	$155,372	$47,754
Capacity revenues	13,624	82	—
Total	$58,619	$155,454	$47,754
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

We have a rate management program that allows us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 can elect to participate in this program on an annual basis. Under this program, amounts billed to participating members in 2023, 2022 and 2021 were $9,261,000, $14,796,000 and $15,693,000, respectively. The cumulative amount billed since inception of the program totaled $135,693,000.

In 2018, we began an additional rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits and amounts billed to participating members during 2023, 2022 and 2021 were ($52,378,000), $11,774,000 and $143,000,000 respectively. Funds collected through this program are invested and held until applied to members’ bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members’ bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of December 31, 2023, $308,507,000 is our remaining liability to be credited to our members' bills. For additional information regarding our revenue deferral plan, see Note 1q.

f. Receivables
A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2023, 2022 and 2021 were $170,901,000, $187,401,000 and $143,715,000, respectively. Payment is typically received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.
The remainder of our receivables is primarily related to transactions with non-members from the sale of the BC Smith deferring members' output, affiliated companies and investment income. Our receivables from non-members at December 31, 2023 and 2022 were $30,883,000 and $32,614,000, respectively. Our receivables from non-members were insignificant at December 31, 2021.
As a result of our historical experience, the short duration lifetime of our receivables and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of our receivables is remote. During 2023, 2022 and 2021, no credit losses were recognized on any receivables that arose from contracts with members or non-members.
g. Nuclear fuel cost
The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2023, 2022 and 2021 amounted to $84,192,000, $73,871,000, and $77,366,000, respectively.
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

Our share of the claims outstanding for the period January 1, 2011 through December 31, 2019 are approximately $84,000,000. Damages will continue to accumulate until the issue is resolved or storage is provided. No amounts have been recognized in the consolidated financial statements as of December 31, 2023 or December 31, 2022 for these claims. The final outcome of these matters cannot be determined at this time.

Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. We expect that facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.
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
Periodically, we obtain revised cost studies associated with our nuclear and fossil plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated costs of nuclear and coal ash pond decommissioning are based on the most recent studies performed in 2020, 2021 and 2023, respectively.
The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2023 and 2022.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2022	$820,106	$461,528	$62,109	$1,343,743
Liabilities incurred	62,841	—	—	62,841
Liabilities settled	—	(14,445)	(76)	(14,521)
Accretion	46,857	16,558	2,492	65,907
Deferred accretion	—	5	—	5
Change in cash flow estimates	—	321	641	962
Balance at December 31, 2023	$929,804	$463,967	$65,166	$1,458,937

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2021	$778,214	$442,686	$66,243	$1,287,143
Liabilities incurred	—	—	—	—
Liabilities settled	—	(10,134)	(184)	(10,318)
Accretion	41,892	12,196	1,865	55,953
Deferred accretion	—	479	—	479
Change in cash flow estimates	—	16,301	(5,815)	10,486
Balance at December 31, 2022	$820,106	$461,528	$62,109	$1,343,743
Asset Retirement Obligations
Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of, but not limited to, changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment. Our most recent assessment of the nuclear asset obligation for Plant Hatch and Plant Vogtle Units No. 1 and No. 2, which occurred in 2021 resulted in a slight decrease in the obligation for nuclear decommissioning. On March 6, 2023 and February 14, 2024, Plant Vogtle Units No. 3's and No. 4's nuclear reactors achieved self-sustaining nuclear fission, commonly referred to as initial criticality. As a result, in March 2023, we recognized a new nuclear asset retirement obligation for Plant Vogtle Unit No. 3 totaling $62,841,000. We expect to record an asset retirement obligation of approximately $65,000,000 for Plant Vogtle Unit No. 4 in the first quarter of 2024. Our portion of the estimated costs of decommissioning co-owned nuclear facilities for which we have recorded asset retirement obligations as of December 31, 2023 are as follows:

	(dollars in thousands)
2021 site study	Hatch Unit No. 1	Hatch Unit No. 2	Vogtle Unit No. 1	Vogtle Unit No. 2
Expected start date of decommissioning	2034	2038	2047	2049
Estimated costs based on site study in 2021 dollars:
Radiated structures	$227,000	$236,000	$200,000	$213,000
Spent fuel management	60,000	51,000	58,000	53,000
Non-radiated structures	15,000	21,000	24,000	31,000
Total estimated site study costs	$302,000	$308,000	$282,000	$297,000

(dollars in thousands)
2020 site study	Vogtle Unit No. 3
Expected start date of decommissioning	2061
Estimated costs based on site study in 2020 dollars:
Radiated structures	$187,000
Spent fuel management	19,000
Non-radiated structures	22,000
Total estimated site study costs	$228,000
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
Coal Combustion Residuals.    Coal combustion residuals (CCR) are subject to Federal and State regulations. Our obligations associated with CCR are primarily for the closure of coal ash ponds. During 2023 and 2022, assessments of the coal ash pond asset retirement obligation resulted in a $321,000 increase and a $16,301,000 increase in cash flow estimates for coal ash decommissioning, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR regulations. The 2022 increase in cash flow estimates was primarily due to the Georgia Public Service Commission's approval of Georgia Power's request to revise the closure of the Plant Wansley coal ash pond from in-place to removal. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.
We have internally segregated the funds collected for coal ash pond and other CCR decommissioning costs, including earnings thereon. As of December 31, 2023 and December 31, 2022, the fund balances were $176,630,000 and $153,208,000, respectively.

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
i. Nuclear decommissioning funds
The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. As a result of nuclear fuel load for Plant Vogtle Units No. 3 and No. 4, in 2023 and 2022, we contributed $4,619,000 and $2,643,000, respectively, to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.
In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheets. We contributed $10,000,000 and $8,350,000 into the internal funds in 2023 and 2022, respectively.

The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2023 and December 31, 2022. The funds were invested in a diversified mix of approximately 71% equity and 29% fixed income securities in 2023 and 69% equity and 31% fixed income securities in 2022.

	2023
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2022	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2023
Equity	$228,936	$29,307	$(9,180)	$201,900	$450,963
Debt	192,986	485,705	(482,935)	(4,751)	191,005
Other	91	20,015	(20,835)	—	(729)
	$422,013	$535,027	$(512,950)	$197,149	$641,239
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $22,078,000.

	2023
Internal Funds:	(dollars in thousands)
	Cost 12/31/2022	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2023
Equity	$79,122	$—	$7,256	$39,134	$125,512
Debt	43,032	59,630	(53,342)	(942)	48,378
	$122,154	$59,630	$(46,086)	$38,192	$173,890
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $13,542,000.

	2022
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2021	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2022
Equity	$223,336	$9,255	$(3,655)	$131,572	$360,508
Debt	204,935	191,958	(203,907)	(12,869)	180,117
Other	(795)	3,287	(2,401)	—	91
	$427,476	$204,500	$(209,963)	$118,703	$540,716
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $5,463,000.

	2022
Internal Funds:	(dollars in thousands)
	Cost 12/31/2021	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2022
Equity	$68,914	$—	$10,005	$18,995	$97,914
Debt	46,856	76,207	(79,828)	(2,741)	40,494
	$115,770	$76,207	$(69,823)	$16,254	$138,408
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
The nuclear decommissioning trust fund has produced an average annualized return of approximately 6.2% in the last ten years and 6.0% since inception in 1990.

j. Depreciation
Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use prescribed depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam, nuclear and other production in the table below reflect revised rates from depreciation rate studies completed in 2020 or 2021. Site specific depreciation studies are performed every five years. Annual weighted average depreciation rates in effect in 2023, 2022, and 2021 were as follows:

	Remaining Useful Life Range in years*	2023	2022	2021
Steam production	19-21	3.05%	13.77%	14.47%
Nuclear production	11-59	1.87%	2.17%	2.18%
Hydro production	43	2.00%	2.00%	2.00%
Other production	16-30	2.73%	2.68%	2.60%
Transmission	11-59	2.75%	2.75%	2.75%
General	1-42	2.00-33.33%	2.00-33.33%	2.00-33.33%
*Based on estimated retirement dates as of 2023. Actual retirement dates may be different. Remaining useful lives for nuclear production are based on the expiration date of the applicable operating license approved by the NRC.

Depreciation expense for the years 2023, 2022 and 2021 was $321,047,000, $278,452,000, and $269,280,000, respectively. In 2023, depreciation expense increased by $42,595,000 compared to 2022 primarily due to Plant Vogtle Unit No. 3 achieving commercial operation in July 2023. In 2021, the composite depreciation rate for Plant Wansley was increased in anticipation of the plant’s retirement in 2022. In addition to the depreciation expense recognized in 2022 and 2021, $165,013,000 and $204,891,000, respectively, of Plant Wansley’s depreciation expense was deferred. Subsequent to the retirement of Plant Wansley, we amortized $25,900,000 and $8,120,000 of deferred depreciation expense in 2023 and 2022, respectively. See Note 1q for information regarding regulatory assets and liabilities.

k. Electric plant
Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years 2023, 2022 and 2021, the allowance for funds used during construction rates were 4.18%, 4.03% and 3.90%, respectively.
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
m. Restricted cash and investments
Restricted short-term investments consisted of funds on deposit with the Rural Utilities Service in the Cushion of Credit Account that were held by the U.S. Treasury, acting through the Federal Financing Bank. At December 31, 2022, we had restricted investments totaling $74,031,000, all of which were classified as current. During the three-month period ended March 31, 2023, we utilized all of our restricted investments for scheduled Rural Utilities Service-guaranteed Federal Financing Bank debt service payments. No restricted investments were held at December 31, 2023.

Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts reported in the consolidated statements of cash flows.

Classification
	Twelve months ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)

Cash and cash equivalents	$490,592	$595,381
Restricted cash included in restricted cash and short-term investments	—	30,400
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$490,592	$625,781

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
At December 31, 2023 and December 31, 2022, fossil fuels inventories were $74,149,000 and $64,386,000, respectively. Inventories for spare parts at 2023 and 2022 were $262,896,000 and $233,565,000, respectively.
o. Deferred charges and other assets
Deferred charges and other assets represent regulatory assets, long-term prepayments to Georgia Power Company and other deferred charges. For a discussion regarding regulatory assets, see Note 1q. Other deferred charges primarily represent the fair value of our natural gas contracts that will settle after the next twelve months and other long-term prepayments.
p. Deferred credits and other liabilities
We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills monthly and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2028, with the majority of the balance scheduled to be credited by the end of 2025.
Deferred credits and other liabilities also consists of asset retirement obligations as discussed in Note 1h and regulatory liabilities in Note 1q.
q. Regulatory assets and liabilities
We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery from our members in future revenues through rates established under the wholesale power contracts we have with each of our members. These contracts extend through December 31, 2085. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from members.

	(dollars in thousands)
	2023	2022
Regulatory Assets:
Premium and loss on reacquired debt(a)	$25,476	$29,494
Amortization on financing leases(b)	28,780	31,908
Outage costs(c)	30,040	29,317
Asset retirement obligations – Ashpond and other(l)	343,523	353,212
Asset retirement obligations – Nuclear(l)	—	32,192
Depreciation expense - Plant Vogtle(d)	34,125	35,549
Depreciation expense - Plant Wansley(e)	335,884	361,784
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,159	54,701
Interest rate options cost(g)	137,463	136,827
Deferral of effects on net margin – TA Smith Energy Facility(h)	130,786	136,730
Other regulatory assets(o)	10,253	10,591
Total Regulatory Assets	$1,131,489	$1,212,305
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$25,992	$35,580
Deferral of effects on net margin – Hawk Road Energy Facility(h)	16,020	16,636
Deferral of effects on net margin – BC Smith Energy Facility(p)	546	14,825
Major maintenance reserve(j)	120,547	74,584
Amortization on financing leases(b)	2,658	5,557
Deferred debt service adder(k)	170,466	154,514
Asset retirement obligations – Nuclear(l)	47,217	—
Revenue deferral plan(m)	308,507	357,460
Natural gas hedges(n)	13,445	131,804
Other regulatory liabilities(o)	922	1,230
Total Regulatory Liabilities	$706,320	$792,190
Net regulatory assets	$425,169	$420,115
(a)Represents premiums paid, together with unamortized transaction costs related to reacquired debt that are being amortized over the lives of the refunding debt, which range up to 20 years.
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
(h)Effects on net margin for TA Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and are being amortized over the remaining life of each respective plant.
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
(m)Deferred revenues under a rate management program that allowed for additional collections over a five-year period beginning in 2018. These amounts are being amortized to income and applied to member billings, per each member's election, over the subsequent five-year period.
(n)Represents the deferral of unrealized gains on natural gas contracts.
(o)The amortization periods for other regulatory assets range up to 30 years and the amortization periods of other regulatory liabilities range up to 3 years.
(p)Effects on net margin for the BC Smith Energy Facility that are being deferred until on or before January 2026 and will be amortized over the remaining life of the plant.
r. Related parties
We and our 38 members are members of Georgia Transmission. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2023, 2022, and 2021, we incurred expenses from Georgia Transmission of $41,426,000, $40,774,000 and $39,677,000, respectively.
We, Georgia Transmission and 38 of our members are members of Georgia System Operations. Georgia System Operations operates the system control center and currently provides us system operations services and administrative support services. For 2023, 2022, and 2021, we incurred expenses from Georgia System Operations of $30,109,000, $27,416,000, and $26,936,000, respectively.
s. Other income
Other income includes net revenue from Georgia Transmission and Georgia System Operations for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income. In 2021, other income increased due to the recognition of gains on the sale of spare inventory parts from one of our generating facilities.
t. Recently issued or adopted accounting pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this update require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this update are also applicable to entities with only one reportable segment. The amendments in this update also require all annual disclosures currently required by Topic 280 to be included in interim periods. The new standard is effective for us for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the future impact of this standard on our consolidated financial statements.
In December 2023, the FASB amended "Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update requires additional disclosures related to the rate reconciliation, income taxes paid and other amendments intended to improve effectiveness and comparability. The amendments in this update are effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the future impact of this standard on our consolidated financial statements, however, we do not anticipate the impact will be significant.

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

	Fair Value Measurements at Reporting Date Using
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$234,979	$234,979	$—	$—
International equity trust	$134,911	—	134,911	—
Corporate bonds and debt	$67,986	—	67,900	86
US Treasury securities	$43,917	43,917	—	—
Mortgage backed securities	$58,763	—	58,763	—
Domestic mutual funds	$85,481	85,481	—	—
Municipal bonds	$303	—	303	—
Federal agency securities	$7,256	—	7,256	—
Non-US Gov't bonds & private placements	$2,717	—	2,717	—
International mutual funds	$2,012	—	2,012	—
Other	$2,914	2,914	—	—
Long-term investments:
International equity trust	$43,202	—	43,202	—
Corporate bonds and debt	$14,151	—	14,151	—
US Treasury securities	$17,243	17,243	—	—
Mortgage backed securities	$15,024	—	15,024	—
Domestic mutual funds	$378,387	378,387	—	—
Treasury STRIPS	$220,765	—	220,765	—
Non-US Gov't bonds & private placements	$1,568	—	1,568	—
Other	$392	392	—	—
Short-term investments: Treasury STRIPS	$143,931	—	143,931	—
Natural gas swaps	$13,445	—	13,445	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$204,129	$204,129	$—	$—
International equity trust	$111,266	—	111,266	—
Corporate bonds and debt	$60,806	—	60,788	18
US Treasury securities	$49,775	49,775	—	—
Mortgage backed securities	$41,210	—	41,210	—
Domestic mutual funds	$57,348	57,348	—	—
Federal agency securities	$2,037	—	2,037	—
Non-US Gov't bonds & private placements	$2,890	—	2,890	—
International mutual funds	$653		653
Other	$10,602	10,602	—	—
Long-term investments:
International equity trust	$33,606	—	33,606	—
Corporate bonds and debt	$10,473	—	10,473	—
US Treasury securities	$15,488	15,488	—	—
Mortgage backed securities	$12,113	—	12,113	—
Domestic mutual funds	$302,302	302,302	—	—
Treasury STRIPS	$293,281	—	293,281	—
Non-US Gov't bonds & private placements	$1,976	—	1,976	—
Other	$240	240	—	—
Short-term investments: Treasury STRIPS	$61,702		61,702
Natural gas swaps	$131,804	—	131,804	—
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
The estimated fair values of our long-term debt, including current maturities at December 31, 2023 and 2022 were as follows:

	2023		2022
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$12,096,552	$10,638,749	$11,940,359	$10,194,954
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

Treasury rates as of December 31, 2023 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
For cash and cash equivalents, restricted cash and short-term investments and receivables, the carrying amount approximates fair value because of the short-term maturity of those instruments.

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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2023 all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At December 31, 2023 and 2022, the estimated fair values of our natural gas contracts were net assets of $13,445,000 and $131,804,000, respectively.
As of December 31, 2023, none of our counterparties were required to post credit collateral under our natural gas swap agreements. As of December 31, 2022, one of our counterparties was required to post credit collateral totaling $30,400,000 under our natural gas swap agreements. Such posted collateral was classified as restricted cash and included in the Restricted cash and short-term investments line item within our consolidated balance sheets.

The following table reflects the volume activity of our natural gas derivatives as of December 31, 2023 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)
2024	32.4
2025	25.1
2026	20.9
2027	10.3
2028	—
Total	88.7
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at December 31, 2023 and 2022.

	Consolidated Balance Sheet Location	Fair Value
		2023	2022
		(dollars in thousands)
Assets
Natural gas swaps	Other current assets	$—	$35,285
Natural gas swaps	Other deferred charges	$25,459	$99,725
Liabilities
Natural gas swaps	Other current liabilities	$10,370	$3,206
Natural gas swaps	Other deferred credits	$1,644	$—
The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2023, 2022 and 2021.

	Consolidated Statement of Revenues and Expenses Location	2023	2022	2021
		(dollars in thousands)
Natural gas swaps gains	Fuel	$2,001	$121,626	$31,440
Natural gas swaps losses	Fuel	(22,924)	(6,587)	(1,431)
Total		$(20,923)	$115,039	$30,009
The following table presents the unrealized (gains) and losses on derivative instruments deferred on the consolidated balance sheets at December 31, 2023 and 2022.

	Consolidated Balance Sheet Location
		2023	2022
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$13,445	$131,804
Total		$13,445	$131,804

4. Investments:
Investments in debt and equity securities
Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities at December 31, 2023 and 2022.

	(dollars in thousands)
	Gross Unrealized
2023	Cost	Gains	Losses	Fair Value
Equity	$344,669	$246,795	$(5,549)	$585,915
Debt	908,316	3,938	(25,181)	887,073
Other	2,889	61	(36)	2,914
Total	$1,255,874	$250,794	$(30,766)	$1,475,902

	(dollars in thousands)
	Gross Unrealized
2022	Cost	Gains	Losses	Fair Value
Equity	$323,907	$159,445	$(8,949)	$474,403
Debt	833,035	372	(46,369)	787,038
Other	10,445	20	(9)	10,456
Total	$1,167,387	$159,837	$(55,327)	$1,271,897
The cost basis of our debt securities that were in unrealized loss positions at December 31, 2023 was $788,798,000. At December 31, 2023, $3,362,000 of the $25,181,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $21,819,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.
The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2023 and 2022 are as follows:

	(dollars in thousands)
	2023		2022
	Cost	Fair Value	Cost	Fair Value
Due within one year	$486,602	$477,726	$367,199	$353,180
Due after one year through five years	267,690	260,193	293,523	275,073
Due after five years through ten years	47,804	47,416	66,255	62,576
Due after ten years	106,220	101,738	106,058	96,209
Total	$908,316	$887,073	$833,035	$787,038

The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2023, 2022 and 2021:

	(dollars in thousands)
	2023	2022	2021
Gross realized gains	$15,518	$10,029	$33,501
Gross realized losses	(8,564)	(31,979)	(19,985)
Proceeds from sales	720,186	301,128	913,600

Investment in associated companies
Investments in associated companies were as follows at December 31, 2023 and 2022:

	(dollars in thousands)
	2023	2022
National Rural Utilities Cooperative Finance Corporation (CFC)	$24,068	$24,081
CT Parts, LLC	6,568	6,574
Georgia Transmission Corporation	40,806	38,287
Georgia System Operations Corporation	6,500	7,750
Other	4,191	2,245
Total	$82,133	$78,937
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
In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represented approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $13,901,000.
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

The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
Patronage exclusion	(21.0)%	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%	0.0%

The components of our net deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	(dollars in thousands)
	2023	2022
Deferred tax assets
Net operating losses	$109,447	$115,080
Obligation related to asset retirements	375,530	345,879
Advance payments	176,956	183,833
Other regulatory liabilities	23,652	18,687
Other assets	30,085	30,373
Deferred tax assets	715,670	693,852
Less: Valuation allowance	—	—
Net deferred tax assets	$715,670	$693,852
Deferred tax liabilities
Fixed assets and intangibles	$(154,219)	$(140,095)
Right-of-use assets-finance leases	(77,923)	(77,923)
Other regulatory asset	(373,802)	(343,230)
Other liabilities	(15,679)	(15,352)
Deferred tax liabilities	(621,623)	(576,600)
Net deferred tax assets (liabilities)	$94,047	$117,252
Less: Patronage exclusion	(94,047)	(117,252)
Net deferred taxes	$—	$—
As of December 31, 2023, we have federal net operating loss carryforwards of $425,203,000 which may be carried forward indefinitely. Due to the tax basis method for allocating patronage dividends, we will utilize this loss to offset any future federal taxable income prior to member allocation per the bylaws. There is no net impact to the deferred tax asset after the patronage exclusion.
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
We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2020 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2020 and forward. We have no liabilities recorded for uncertain tax positions.

6. Leases:
As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during 2023 and 2022 was insignificant.
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
Operating Leases

Our railcar operating leases have terms that extend through November 30, 2028. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have additional operating leases including one for office equipment that has a term extending through October 31, 2028 and one for real property at one of our electric generating facilities that has a term extending through February 2042 with one renewal option for a 20-year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
We combine lease and nonlease components for all lease agreements.

Classification	2023	2022
	(dollars in thousands)
Right-of-use assets - Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(278,586)	(272,876)
Total finance lease assets	$24,146	$29,856

Lease liabilities - Finance leases
Obligations under finance leases	$43,586	$52,937
Long-term debt and finance leases due within one year	9,351	8,398
Total finance lease liabilities	$52,937	$61,335

Classification	2023	2022
	(dollars in thousands)
Right-of-use assets - Operating leases
Electric plant in service, net	$6,587	$3,326
Total operating lease assets	$6,587	$3,326

Lease liabilities - Operating leases
Capitalization - Other	$5,152	$2,256
Other current liabilities	1,529	1,164
Total operating lease liabilities	$6,681	$3,420

		2023	2022
		(dollars in thousands)
Lease Cost	Classification
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$8,398	$7,542
Interest on lease liabilities	Interest expense	$6,551	$7,408

Operating lease cost	Inventory(1) & production expense	$1,441	$995
Total lease cost		$16,390	$15,945

(1)The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	December 31, 2023	December 31, 2022
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Finance leases	5.26	5.94
Operating leases	5.77	6.44

Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.37%	5.52%

	2023	2022
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$6,551	$7,408
Operating cash flows from operating leases	$1,410	$1,009
Financing cash flows from finance leases	$8,398	$7,541

Right-of-use assets obtained in exchange for new operating lease liabilities	$4,503	$1,954
Maturity analysis of our finance and operating lease liabilities as of December 31, 2023 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2024	$14,949	$1,913	$16,862
2025	14,949	1,703	16,652
2026	14,949	1,412	16,361
2027	14,949	1,134	16,083
2028	3,052	1,026	4,078
Thereafter	7,633	795	8,428
Total lease payments	$70,481	$7,983	$78,464
Less: imputed interest	(17,544)	(1,302)	(18,846)
Present value of lease liabilities	$52,937	$6,681	$59,618
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during 2023 and 2022 was as follows:

	2023	2022
	(dollars in thousands)
Lease income	$6,776	$6,539

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
Maturities for long-term debt and finance lease obligations through 2028 are as follows:

	(dollars in thousands)
	2024	2025	2026	2027	2028
FFB	$311,565	$284,714	$265,177	$242,177	$283,089
FMBs	63,510	62,500	62,500	62,500	62,500
PCRBs	—	—	—	—	—
	$375,075	$347,214	$327,677	$304,677	$345,589
Finance Leases	9,351	10,413	11,595	12,912	2,153
Total	$384,426	$357,627	$339,272	$317,589	$347,742

The weighted average interest rate on our long-term debt at December 31, 2023 and 2022 was 3.89% and 3.78%, respectively. The weighted average interest rate on our short-term borrowings at December 31, 2023 and 2022 was 5.72% and 4.84%, respectively.

Long-term debt outstanding and the associated unamortized debt issuance costs and debt discounts at December 31, 2023 and December 31, 2022 are as follows:

	2023		2022
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts
	(dollars in thousands)
FFB	$6,841,352	$51,083	$7,084,148	$52,690
FMBs	4,551,010	60,987	4,152,021	52,480
PCRBs	704,190	8,490	704,190	8,972
	$12,096,552	$120,560	$11,940,359	$114,142
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
Together, the Original FFB Documents and Additional FFB Documents provide for a term loan facility (the Facility) under which we borrowed a total of $4,633,028,088. We received our final advance under the Facility in December 2022. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began in February 2020. As of December 31, 2023, we have repaid $455,060,646 of principal on the FFB Notes and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,177,967,442. The final maturity date is February 20, 2044. We may voluntarily prepay outstanding borrowings under the Facility. Under the FFB Documents, any prepayment will be subject to a make-whole premium or discount, as applicable. Any amounts prepaid may not be re-borrowed.

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

b)Rural Utilities Service Guaranteed Loans:
During 2023, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $70,272,000 for long-term financing of general and environmental improvements at existing plants and the BC Smith acquisition.
In February 2024, we received an additional $6,067,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Credit Facilities:
As of December 31, 2023, we had a total of $1,810,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from October 2024 to December 2028. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2023, we had the ability to issue letters of credit totaling $960,000,000 in the aggregate, of which $957,000,000 remained available. At December 31, 2023, we had (i) $2,504,000 under these lines of credit in the form of issued letters of credit and (ii) $611,000,000 dedicated under one of these lines of credit to support a like face value of commercial paper that was outstanding.
d)First Mortgage Bonds:
On December 5, 2023, we issued $400,000,000 of 6.20% first mortgage bonds, Series 2023A, for the purpose of providing long-term financing for expenditures related to the construction of Vogtle Units No. 3 and No. 4. In conjunction with the issuance of the bonds, we repaid $390,612,000 of outstanding commercial paper. The bonds are due to mature December 2053 and are secured under our first mortgage indenture.
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

8. Electric plant, construction and related agreements:
a. Electric plant
We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2023 and 2022 is as follows:

	2023		2022
	(dollars in thousands)
Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation
In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$3,035,806	$(1,948,158)	$3,024,112	$(1,916,942)
Vogtle Unit No. 3 (Nuclear – 30% ownership)	4,771,526	(43,418)	58,189	(8,627)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	1,019,809	(559,001)	991,852	(533,771)
Wansley Units No. 1 & No. 2 (Fossil – 30% ownership)	24,710	(27,152)	20,312	(15,337)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,372,241	(660,580)	1,378,904	(636,799)
Doyle (Combustion Turbine - 100% ownership)	148,902	(127,378)	145,780	(124,306)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 75% ownership)	618,955	(308,827)	616,278	(296,624)
Hartwell (Combustion Turbine - 100% ownership)	233,662	(131,434)	232,532	(125,092)
Hawk Road (Combustion Turbine - 100% ownership)	272,416	(79,985)	269,837	(74,685)
Talbot (Combustion Turbine - 100% ownership)	308,837	(167,033)	301,869	(162,137)
Chattahoochee (Combined cycle - 100% ownership)	343,531	(168,292)	324,310	(171,272)
BC Smith (Combined cycle - 100% ownership)	352,005	(126,886)	339,189	(121,318)
TA Smith (Combined cycle - 100% ownership)	689,198	(228,997)	686,517	(208,142)
Washington County (Combustion Turbine – 100% ownership)	171,034	(92,498)	170,432	(88,585)
Baconton (Combustion Turbine – 100% ownership)	32,987	(16,379)	—	—
Transmission plant	122,452	(65,784)	107,992	(64,785)
Other	101,061	(60,710)	106,424	(65,922)
Property under finance lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	795,698	(606,226)	794,830	(569,245)
Total in-service	$14,414,830	$(5,418,738)	$9,569,359	$(5,183,589)
Construction work in progress
Vogtle Unit No. 4	$3,128,720		$7,583,291
Environmental and other generation improvements	165,921		132,744
Total construction work in progress	$3,294,641		$7,716,035
(1)Amounts include plant acquisition adjustments at December 31, 2023 of $290,725,000 and December 31, 2022 of $280,396,000.
(2)Plant Vogtle Unit No. 3 was placed in service on July 31, 2023.

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
On July 31, 2023, Georgia Power placed Unit No. 3 in service.
Cost and Schedule
Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. As of December 31, 2023, our actual costs related to the new Vogtle units were approximately $8.2 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $384 million we received from Georgia Power in connection with cost-sharing provisions of the Global Amendments and settlement agreement described below.

Our current budget, which includes capital costs and allowance for funds used during construction, is a range of $8.3-8.35 billion and is based on a commercial operation date in the second quarter of 2024 for Unit No. 4 and Georgia Power continuing to pay 66% of our 30% share of the remaining cost of construction pursuant to the settlement agreement described below. Any schedule extension beyond June 2024 for Unit No. 4 is expected to increase our costs by approximately $20 million per month. We and some of our members have implemented various rate management programs to lessen the impact on rates related to the additional Vogtle units.

As part of its ongoing processes, Southern Nuclear continues to evaluate cost and schedule forecasts for Unit No. 4 on a regular basis to incorporate current information available, particularly in the areas of start-up testing and related test results and engineering support.
.
On May 1, 2023, hot functional testing was completed for Unit No. 4. On July 20, 2023, Southern Nuclear announced that all Unit No. 4 inspections, tests, analyses, and acceptance criteria documentation had been submitted to the Nuclear Regulatory Commission, and, on July 28, 2023, the Nuclear Regulatory Commission published its 103(g) finding that the accepted criteria in the combined license for Unit No. 4 had been met, which allowed nuclear fuel to be loaded and start-up testing to begin. Fuel load was completed on August 19, 2023. On October 6, 2023, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear had identified a motor fault in one of four reactor coolant pumps, which was replaced. With Unit No. 3’s four reactor coolant pumps operating as designed, Southern Nuclear has stated that it believes that the motor fault on the single Unit No. 4 reactor coolant pump is an isolated event. However, any findings related to the root cause analysis of the motor fault on the affected pump could require engineering changes or remediation related to the other Unit No. 3 and Unit No. 4 reactor coolant pumps.

On February 1, 2024, Georgia Power announced that during start-up and pre-operational testing for Unit No. 4, Southern Nuclear had identified, and remediated, vibrations associated with certain piping within the cooling system. Considering the remaining pre-operational testing, Georgia Power disclosed that it projects Unit No. 4 will be placed in service during the second quarter 2024. On February 14, 2024, Unit No. 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and on March 1, 2024, the generator successfully synchronized to the power grid and generated electricity for the first time.

Meeting the projected in-service date for Unit No. 4 significantly depends on the progression of start-up and pre-operational testing, which may be impacted by equipment or other operational failures. As Unit No. 4 progresses further through testing, ongoing and potential future challenges may also include the management of contractors and vendors, the availability of materials and parts, and/or related cost escalation; the availability of supervisory and technical support resources; and the timeframe and duration of pre-operational testing.

New challenges also may continue to arise as Unit No. 4 moves further into testing and start-up, which may result in required engineering changes or remediation related to plant systems, structures or components (some of which are based on new technology that only within the last several years began initial operation in the global nuclear industry at this scale). These challenges may result in further schedule delays and/or cost increases.

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
Co-Owner Contracts and Other Information

In November 2017, the Co-owners entered into an amendment to their joint ownership agreements for Vogtle Units No. 3 and No. 4 to provide for, among other conditions, additional Co-owner approval requirements. These joint ownership agreements, including the Co-owner approval requirements, were subsequently amended, effective August 2018. As described below, certain provisions of the Joint Ownership Agreements were modified further in September 2018 by the Term Sheet that was memorialized in February 2019 when the Co-owners entered into certain amendments (the Global Amendments) to the Joint Ownership Agreements (as amended, the Joint Ownership Agreements).

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

In connection with the September 2018 vote to continue construction, Georgia Power entered into a binding term sheet with the other Co-owners and MEAG’s wholly-owned subsidiaries MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, and MEAG Power SPVP, LLC to mitigate certain financial exposure for the other Co-owners and offered to purchase production tax credits from each of the other Co-Owners, at that Co-owner’s option (the Term Sheet). In February 2019, the Co-owners entered into the Global Amendments to memorialize the provisions of the Term Sheet. Pursuant to the Global Amendments and consistent with the Term Sheet, the Joint Ownership Agreements provide that:
•each Co-owner was obligated to pay its proportionate share of construction costs for Vogtle Units No. 3 and No. 4 based on its ownership interest up to (i) the estimated cost at completion (EAC) for Vogtle Units No. 3 and No. 4 which formed the basis of Georgia Power's forecast of $8.4 billion in Georgia Power's VCM 19 filed with the Georgia Public Service Commission plus (ii) $800 million of additional construction costs.
•Georgia Power was responsible for 55.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $800 million to $1.6 billion (resulting in up to $80 million of potential additional costs to Georgia Power which would save Oglethorpe up to $44 million), with the remaining Co-owners responsible for 44.3% of such costs pro rata in accordance with their respective ownership interests (equal to 24.5% for our 30% ownership interest); and

•Georgia Power was responsible for 65.7% of construction costs, subject to exceptions such as costs that are a result of a force majeure event, that exceed the EAC in VCM 19 by $1.6 billion to $2.1 billion (resulting in up to a further $100 million of potential additional costs to Georgia Power which would save Oglethorpe up to an additional $55 million), with the remaining Co-owners responsible for 34.3% of such costs pro rata in accordance with their respective ownership interests (equal to 19.0% for our 30% ownership interest).

If the EAC was revised and exceeded the EAC in VCM 19 by more than $2.1 billion, each of the Co-owners, other than Georgia Power, had a one-time option to tender a portion of its ownership interest to Georgia Power in exchange for Georgia Power’s agreement to pay 100% of such Co-owner’s share of construction costs actually incurred in excess of the EAC in VCM 19 plus $2.1 billion.

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

•We retracted our tender offer and retained our full 30% ownership interest in Vogtle Units No. 3 and No. 4.

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
Plant Vogtle Unit No. 3 Commercial Operations
On July 31, 2023, Plant Vogtle Unit No. 3 reached commercial operation and was placed in service. The total amount in service related to Unit No. 3, including common facilities, as of December 31, 2023, was approximately $4.8 billion. In 2023, since Plant Vogtle Unit No. 3 was placed in service, we sold to Georgia Power $21.7 million of nuclear production tax credits

("NPTCs"), earned by us pursuant to Section 45J of the Internal Revenue Code and recognized the amount as a credit to the Production expense line item within our consolidated income statements.

9. Employee benefit plans:
Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $2,143,000, $2,017,000 and $1,811,000 in 2023, 2022 and 2021, respectively.
Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $5,655,000, $5,098,000 and $4,527,000 in 2023, 2022 and 2021, respectively.
We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $5,723,000 and $4,616,000 in 2023 and 2022, respectively.

10. Nuclear insurance:
The Price-Anderson Act limits public liability claims that could arise from a single nuclear incident to $16.2 billion. This amount is covered by private insurance and a mandatory program of deferred premiums that could be assessed against all owners of nuclear power reactors. Such private insurance provided by American Nuclear Insurers (ANI), is carried by Georgia Power for the benefit of all the co-owners of Plants Hatch and Vogtle. Agreements of indemnity have been entered into by and between each of the co-owners and the NRC. In the event of a nuclear incident involving any commercial nuclear facility in the country involving total public liability in excess of $450 million, a licensee of a nuclear power plant could be assessed a deferred premium of up to $166 million per incident for each licensed reactor operated by it, but not more than $25 million per reactor per incident to be paid in a calendar year. On the basis of our ownership interest in six nuclear reactors, we could be assessed a maximum of $299 million per incident, but not more than $44 million in any one year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every 5 years, and exclude any applicable state premium taxes. The next scheduled adjustment is due no later than November 1, 2028.
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
NEIL also covers the additional costs that could be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of up to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After the deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted. We started purchasing this coverage in April 2023.
Georgia Power, on behalf of all the co-owners has purchased a builders' risk property insurance policy from NEIL for Vogtle Units No. 4. This policy provides the Vogtle owners up to $2.75 billion in limits for accidental property damage occurring during construction.

Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The maximum annual assessment for Oglethorpe based on ownership share, is limited to approximately $55 million.
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
We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2024 for convenience, our cancellation obligation would be approximately $70,699,000.
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
We have a small portfolio of leases with the most significant being a finance lease for our 60% undivided interest in Scherer Unit No. 2. In addition, we have other operating leases including railcar leases for the transportation of coal at our coal-fired plant and various other leases of minimal value. For information regarding these leases, see Note 6.

As of December 31, 2023, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations	Finance and Operating Leases
2024	$33,810	$95,520	$66,186	$57,749	$51,378	$16,862
2025	15,938	36,000	67,368	43,025	39,673	16,652
2026	9,362	32,250	69,578	15,736	45,923	16,361
2027	—	28,800	73,075	3,237	59,885	16,083
2028	—	28,500	68,971	46,964	71,267	4,078
Thereafter	—	45,660	835,212	269,196	5,065,526	8,428

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

13. Plant Acquisitions:

Baconton Power Facility

On May 25, 2023, we acquired one generating unit at the Baconton Power Plant, a four-unit 188 megawatt natural gas-fired combustion turbine facility located near Baconton, Georgia, from Baconton Power, LLC. Our unit has an aggregate summer planning reserve generation capacity of approximately 45 megawatts. Our unit also features dual-fuel capability and can run on diesel fuel that is stored on site.

The purchase price was $16,743,000 and the acquisition also included other transaction costs of approximately $746,000 (consisting primarily of legal and professional services). We accounted for the acquisition as an asset acquisition. We financed the acquisition on an interim basis through the issuance of commercial paper. In February 2024, we received a conditional commitment for a Rural Utilities Service-guaranteed loan totaling $17.5 million for the Baconton acquisition and we expect to draw on the loan by the end of 2024. For any amounts not funded through the Rural Utilities Service, we intend to issue first mortgage bonds. We expect that any financing from the Rural Utilities Service or through first mortgage bonds will be secured under our first mortgage indenture.

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

Walton County Plant

On August 22, 2023, we signed a membership interest purchase agreement with Mackinaw Power, LLC to purchase Walton County Power, LLC, owner of the Walton County Power Plant. The Walton facility consists of three natural gas-fired combustion turbine electric generating units with a combined nominal capacity of 465 megawatts located in Walton County, Georgia. The acquisition is subject to customary closing conditions and is expected to close in the second quarter of 2024.

14. Quarterly financial data (unaudited):

Summarized quarterly financial information for 2023 and 2022 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
2023
Operating revenues	$389,453	$389,389	$500,776	$460,567
Operating margin	57,006	49,987	92,317	77,756
Net margin	24,410	18,414	27,127	(4,161)
2022
Operating revenues	$420,442	$533,128	$704,265	$472,302
Operating margin	57,845	54,269	64,553	17,384
Net margin	21,980	18,167	32,097	(10,540)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and the Board of Directors of Oglethorpe Power Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of revenues and expenses, patronage capital and membership fees and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Description of the Matter        Asset retirement obligation related to Plant Vogtle Unit No. 3

As described in Note 1h to the consolidated financial statements, the Company has a legal obligation associated with the future decommissioning of its nuclear facilities. Each asset retirement obligation recorded represents the present value of the estimated future costs expected to be incurred during decommissioning discounted using a credit-adjusted risk-free rate. The cost estimates are based on a site study and assumes the prompt dismantlement and removal of the radiated portions of the plant from service, as well as the management of spent fuel. On March 6, 2023, Plant Vogtle Unit No. 3 reached self-sustained nuclear fission. As a result, the Company recorded an initial asset retirement obligation for the decommissioning of Plant Vogtle Unit No. 3 of $62.8 million during the first quarter of 2023.

Auditing the asset retirement obligation for Plant Vogtle Unit No. 3 is complex due to the highly judgmental nature of the assumptions used in determining the liability including the projected timing of when the assets will be retired and ultimately be decommissioned, the amount of estimated future dismantling and removal of radiated portions of the plant from service and spent fuel management costs, the factors used to reflect how the costs will escalate with inflation and the appropriate credit adjusted, risk free rate.
How We Addressed the
Matter in Our Audit
To test the Plant Vogtle Unit No. 3 asset retirement obligation initially recorded during 2023, we performed audit procedures that included, among others, assessing the methodology used by the Company, testing the significant assumptions described above and testing the mathematical accuracy of management’s calculation. We involved EY engineering professionals, who assisted us in evaluating the Company’s planned method of decommissioning, assessing the completeness of costs included in the cost estimates based upon the requirements of the applicable decommissioning regulations, comparing the cost assumptions to available industry historical cost data and evaluating the professional qualifications and objectivity of management’s third-party specialist.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
March 25, 2024

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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this annual report, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
Our board of directors currently has two vacancies. One of the vacancies is for an at-large member position and the other is for an outside director position. Our members did not fill either of the two vacancies at our 2024 annual member meeting.

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

Executive Officer and Director Biographies
Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Michael L. Smith	64	President and Chief Executive Officer
Elizabeth B. Higgins	55	Executive Vice President and Chief Financial Officer
David W. Sorrick	60	Executive Vice President and Chief Operating Officer
William F. Ussery	59	Executive Vice President, Member Relations
Annalisa M. Bloodworth	45	Senior Vice President and General Counsel
Lori K. Holt	62	Senior Vice President, Fuels & Co-owned Assets
Jeffrey R. Swartz	61	Senior Vice President, Plant Operations
Heather Teilhet	48	Senior Vice President, External Affairs
Jami G. Reusch	61	Vice President, Human Resources

Directors:
Marshall S. Millwood	74	Chairman and Member Group Director (Group 3)
James I. White	78	Vice-Chairman and Member Group Director (Group 1)
Jimmy G. Bailey	75	At-Large Director
Horace H. Weathersby III	64	At-Large Director
George L. Weaver	76	Member Group Director (Group 1)
Danny L. Nichols	59	Member Group Director (Group 2)
Sammy G. Simonton	82	Member Group Director (Group 2)
Randy Crenshaw	71	Member Group Director (Group 3)
Fred A. McWhorter	77	Member Group Director (Group 4)
Jeffrey W. Murphy	60	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	54	Member Group Director (Group 5)
Wm. Ronald Duffey	82	Outside Director
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
Elizabeth B. Higgins is our Executive Vice President and Chief Financial Officer and has served in that office since July 2004. In October 2008, Ms. Higgins' title changed from Chief Financial Officer to her current title. Ms. Higgins served as Senior Vice President, Finance & Planning of Oglethorpe from July 2003 to July 2004. Ms. Higgins served as Vice President of Oglethorpe with various responsibilities including strategic planning, rates, analysis and member relations from September

2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer of Oglethorpe from October 1999 to September 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Georgia State University. Ms. Higgins is a member of the Rotary Club of Atlanta, the International Women’s Forum and Leadership Atlanta. She serves on the board of directors for Voices for Georgia’s Children and represents Oglethorpe on the Metro Atlanta Chamber board of advisors. She also serves on the advisory board of FM Global, one of our property insurers, and the CFO Forum Atlanta. She has volunteered as a mentor with Pathbuilders, a development program for high potential women, since 2017.

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

Annalisa M. Bloodworth is our Senior Vice President and General Counsel and has served in that capacity since January 2017. Ms. Bloodworth joined Oglethorpe in 2010 and served in various roles prior to taking her current position, most recently as Deputy General Counsel. Prior to joining Oglethorpe, Ms. Bloodworth was in private practice at Eversheds Sutherland (US) LLP. In addition to energy, her legal experience includes significant work in commercial development, dispute resolution, real estate, regulatory compliance, and construction contracting. Ms. Bloodworth is a graduate of Trinity University where she earned a Bachelor of Arts in Economics and Emory University School of Law where she earned her Juris Doctor degree. Ms. Bloodworth is a member of the International Women's Forum, Leadership Georgia, and Leadership Atlanta. She serves as Treasurer for the board of directors of Murphy-Harpst Children's Home, and is a Past-President of the Emory University School of Law Alumni Board.

Lori K. Holt is our Senior Vice President, Fuels & Energy Supply and has served in that capacity since September 2023. Prior to that, Ms. Holt was our Senior Vice President, Fuels & Co-owned Assets from 2017 to 2023. Ms. Holt joined us in 2009 as Vice President of Fuels and Energy. From 2002 to 2009, Ms. Holt was Managing Director of Business Development for ACES. Prior to joining ACES, she was involved with power plant development for Panda Power Funds. Ms. Holt graduated from the University of Louisville with a Bachelor of Science in Business Administration degree.

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
Randy Crenshaw is a member group director (group 3). Mr. Crenshaw has served on our board of directors since March 2016, and his present term will expire in March 2025. He is a member of the audit committee. Mr. Crenshaw is President and Chief Executive Officer of Irwin Electric Membership Corporation. Mr. Crenshaw also serves on the board of directors for Georgia Electric Membership Corporation, Green Power EMC, Smarr EMC and GRESCO Utility Supply, Inc. He is the former President and Chief Executive Officer of Middle Georgia Electric Membership Corporation and is a former member of the Georgia System Operations board of directors and former chairman of the Georgia Cooperative Council board of directors. He is also the former President of the Irwin/Ocilla Chamber of Commerce.

Wm. Ronald Duffey is an outside director. Mr. Duffey has served on our board of directors since March 1997, and his present term will expire in March 2027. He is the chairman of the audit committee and served as special liaison between senior management and the board during the search for a successor president and chief executive officer from June to November 2013. Mr. Duffey is the retired Chairman of the Board of Directors of Peachtree National Bank in Peachtree City, Georgia, a wholly owned subsidiary of Synovus Financial Corp. Prior to his employment in 1985 with Peachtree National Bank, Mr. Duffey served as Executive Vice President and a member of the board of directors for First National Bank in Newnan, Georgia. He holds a Bachelor of Business Administration degree from Georgia State College with a concentration in finance and has completed banking courses at the School of Banking of the South, Louisiana State University, the American Bankers Association School of Bank Investments, and The Stonier Graduate School of Banking, Rutgers University. Mr. Duffey is the immediate past Chair of the board of directors of Piedmont Healthcare, where he also served on the Executive Committee, Executive Performance and Compensation Committee and Governance, Nominating Committee and was past Chair of the Audit Committee. Mr. Duffey is also a former member of the Georgia Chamber of Commerce board of directors.
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

Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2027. He is a member of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.
Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire in March 2026. Mr. Nichols is the chairman of the construction project committee and also serves on the compensation committee. Mr. Nichols is the President/Chief Executive Officer of Colquitt Electric Membership Corporation.

Sammy G. Simonton is a member group director (group 2). Mr. Simonton has served on our board of directors since October 2012, and his present term will expire in March 2027. He is a member of the audit committee. Mr. Simonton is a director of Walton Electric Membership Corporation. Mr. Simonton is currently the owner of Simonton Farms and has previous business affiliations with Meridian Homes, Moreland Altobelli Associates, Inc. and the Georgia Department of Transportation.
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
Our board of directors has delegated direct oversight of corporate risk management and compliance to the audit committee. Pursuant to its charter, the audit committee reviews our business risk management process, including the adequacy of our overall control environment, in selected areas that represent significant financial and business risks. The audit committee receives regular reports on the activities of the risk management and compliance committee, which are described below, as well as quarter-end reports, which include changes to derivative hedge positions and overall corporate risk exposure. Additionally, the audit committee provides oversight over corporate ethics and compliance matters and receives regular reports on compliance, which include, but are not limited to, the review of (i) significant compliance issues, (ii) significant audits/examinations by governmental or other regulatory agencies, and (iii) significant regulatory proceedings. The risk management and compliance committee, comprised of our chief executive officer, chief operating officer, chief financial officer, and the executive vice president of member and external relations, provides general oversight over all of our risk management and compliance activities, including but not limited to commodity trading, fuels management, insurance procurement, debt management, investment portfolio management, environmental and electric reliability compliance and cyber-security. The risk management and compliance committee has implemented comprehensive policies and procedures, consistent with current board policies, which govern our activities pertaining to market, compliance/regulatory and other risks. For further discussion about our risk management and compliance committee and its activities, see "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK." For a discussion regarding our cybersecurity risk oversight, see "CYBERSECURITY".
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
Components of Total Compensation
The compensation committee determined that compensation packages for the fiscal year ended December 31, 2023 for our executive officers should be comprised of the following three primary components:
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
Performance Pay.    Performance pay is designed to reward executive officers based on the achievement of certain strategic corporate goals. The corporate goals selected are designed to align the interests of our executive officers and employees with the interests of our members. The compensation committee believes it is appropriate to consider only corporate goal achievement when determining executive officers' performance pay because our corporate philosophy focuses on teamwork, and we believe that better results evolve from mutual work towards common goals. Furthermore, the compensation committee believes that our achievement of these corporate goals will correspond to high company performance, and our executive officers are responsible for directing the work and making the strategic decisions necessary to successfully meet these goals. Each executive officer is eligible to receive performance pay equal to 30% or 35% of his or her base salary, based on position, multiplied by the percentage of corporate goals achieved.

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
We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2023, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.
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

In order to supplement our internal review of generally available market data, we periodically hire a compensation consultant to provide us with supplemental market information to help us evaluate our compensation practices. In 2022 and 2023, we engaged an independent consultant to provide supplemental market data regarding the relative competitiveness of our compensation.

Corporate Goals for Performance Pay
We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2023, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.
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
Safety.    Our safety goals provide employees a financial incentive to focus on a safe workplace environment, which increases employee morale and minimizes lost work time. Our safety performance goals focused on the serious injuries and fatalities, safety training and meetings, enhancing our safety program and procedures and reducing workplace hazards for both our employees and contractors.

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
Construction and Project Management.    Our construction and project management goals measure our involvement and management regarding construction at our owned and co-owned generating facilities. Our most significant project is Vogtle Units No. 3 and No. 4. One of the goals measures how well we are managing the project in our role as a Co-owner. Performance is based on our participation on the Project Management Board, the degree and effectiveness of oversight involvement, understanding of the project status and project issues, and timeliness and usefulness of project communications to our members and our board of directors. Our president and chief executive officer will assign a score based on his assessment of the overall effectiveness of our management of the project and submit the score to the construction committee of our board of directors for approval. Other components measure construction progress at the Vogtle project as well as construction projects that we directly oversee, and we measure performance based on successful project completion in a timely manner and within project budget.

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
Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2023, we may earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $50 million goal. Two other financial goals focus on our internal controls over financial reporting.
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
For 2023, we multiplied 30% or 35%, based on position, of each executive officers' base salary by the corporate goal achievement percentage to determine his or her performance bonus.

Assessment of Performance of 2023 Corporate Goals
The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2023 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2023 Result	Weight	Weighted Goal Achieved
Safety
Incident Rate	Serious Injuries and Fatalities	0	0	0	3.0%	3.00%
Safety Program(1)	Safety Training and Meetings	100.0%	100.0%	100.0%	1.0%	1.00%
	Safety Observation Program	216/120	360/240	452/412	2.5%	2.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.5%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	97.2%	100.0%	99.9%	4.0%	3.90%
Fleet	Successful Dispatch	90.0%	97.5%	100.0%	2.0%	2.00%
	Peak Season Availability	55.6%	99.9%	87.9%	21.0%	18.46%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	6.0%	3.0%	0.7%	0.65%	0.65%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	5.8%	3.3%	2.5%	0.35%	0.35%
	Nuclear Fleet Capability Factor	90.7%	92.7%	91.7%	2.0%	1.03%
Construction and Project Management
Vogtle Units No. 3 and No. 4	Oglethorpe Performance	0.0%	100.0%	100.0%	7.0%	7.00%
	Project Milestones	Meet applicable deadlines		50.0%	3.0%	1.50%
Oglethorpe Managed Projects	Status of Projects	Meet applicable deadlines & budgets		100.0%	6.0%	6.00%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	1	4.0%	3.00%
	Reportable Spills	1	0	0	4.0%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.0%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$50,000,000	$516,461,000	14.0%	14.00%
	Additional Cost Savings	$0	$50,000,000	$455,753,497	0-5.0%	5.00%
Internal Control over Financial Reporting	Significant Deficiency or Material Weakness	0	0	1	2.0%	—%
	Control Deficiency	2	1	0	2.0%	2.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	95.0%	15.0%	14.25%
Total					100.0%	96.14%
(1)Certain sub-goals are aggregated for purposes of the table.
(2)Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.
As noted above, we achieved 96.14% of our corporate goals for 2023. As a result, Mr. Smith, Ms. Higgins and Mr. Sorrick received performance pay in an amount equal to 96.14% of 35% of his or her base salary and Mr. Ussery and Ms. Bloodworth received performance pay in an amount equal to 96.14% of 30% of his or her base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2023:

Executive Officer	Performance Pay*
Michael L. Smith	$342,394
Elizabeth B. Higgins	196,174
David W. Sorrick	183,724
William F. Ussery	127,799
Annalisa M. Bloodworth	130,654
*Performance pay was calculated based on base salaries as of December 31, 2023. Actual compensation earned in 2023 is reported in the Summary Compensation Table below.

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
Our employment agreement with Mr. Smith extends through December 31, 2026. Mr. Smith's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Mr. Smith's minimum annual base salary under his agreement is $956,970, and is subject to review and adjustment by our board of directors. Mr. Smith is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Mr. Smith is also entitled to an automobile or an automobile allowance during the term of the agreement. Mr. Smith's employment agreement contains severance pay provisions.
We also have employment agreements with Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth. The current term of Ms. Higgins', Mr. Sorrick's, Mr. Ussery's and Ms. Bloodworth's agreements extends through December 31, 2026 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.
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
Pursuant to the terms of his employment agreement, Mr. Smith will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate his employment without cause; or (2) he resigns due to a demotion or material reduction of his position or responsibilities, a material reduction of his base salary, or a relocation of his principal office by more than 50 miles. The severance payment will equal Mr. Smith's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Mr. Smith will be entitled to outplacement services and an amount equal to his costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement. Severance is payable only if Mr. Smith signs a form releasing all claims against us. The maximum severance that would be payable to Mr. Smith in the circumstances described above is $2,277,646.
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
Pursuant to the terms of their employment agreements, Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Ms. Higgins, Mr. Sorrick, Mr. Ussery and Ms. Bloodworth in the circumstances described above is $1,312,814, $1,216,914, $988,248 and $1,037,478, respectively.
Compensation Committee Report
The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for filing with the SEC.

Respectfully Submitted
The Compensation Committee
Earnest A. Jakins III
Jimmy G. Bailey
Fred A. McWhorter
Danny L. Nichols
Horace H. Weathersby III

Compensation Committee Interlocks and Insider Participation
Mr. Jakins, Mr. Bailey, Mr. McWhorter, Mr. Millwood, Mr. Nichols and Mr. Weathersby served as members of our compensation committee during all or a portion of 2023.
Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $262.7 million to us in 2023 under its wholesale power contract accounted for approximately 15.1% of our total revenues.
Mr. Nichols is a director of ours and is the President and Chief Executive Officer of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $42.8 million to us in 2023 under its wholesale power contract accounted for approximately 2.5% of our total revenues.
Summary Compensation Table
The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Michael L. Smith	2023	$1,007,450	$—	$342,394	$196,817	$1,546,661
President and	2022	947,475	—	178,379	186,873	1,312,727
Chief Executive Officer	2021	890,140	—	166,176	177,508	1,233,824

Elizabeth B. Higgins	2023	578,333	—	196,174	118,561	893,068
Executive Vice President and	2022	549,167	—	103,452	113,797	766,416
Chief Financial Officer	2021	517,333	—	96,013	108,579	721,925

David W. Sorrick(2)	2023	541,667	—	183,724	110,200	835,591
Executive Vice President and	2022	484,168	—	88,851	110,233	683,252
Chief Operating Officer

William F. Ussery	2023	439,583	—	127,799	93,720	661,102
Executive Vice President,	2022	417,833	—	78,661	97,440	593,934
Member Relations	2021	395,000	—	73,302	83,332	551,634

Annalisa M. Bloodworth	2023	438,333	—	130,654	107,364	676,351
Senior Vice President,	2022	390,750	—	75,492	95,858	562,100
and General Counsel

(1)Figures for 2023 consist of matching contributions and contributions we made under the 401(k) Retirement Savings Plan on behalf of each Mr. Smith, Ms. Higgins, Mr. Ussery, and Ms. Bloodworth of $43,500 and $43,956 for Mr. Sorrick; contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Mr. Smith, Ms. Higgins, Mr. Ussery, Ms. Bloodworth and Mr. Sorrick, respectively of $133,793, $60,242, $36,363, $35,990 and $52,560; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards.
(2)Mr. Sorrick joined Oglethorpe on February 9, 2022.

The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name(1)	Grant Date	Threshold	Maximum
Michael L. Smith	N/A	$98,052	$356,141
Elizabeth B. Higgins	N/A	$56,178	$204,050
David W. Sorrick	N/A	$52,613	$191,100
William F. Ussery	N/A	$36,598	$132,930
Annalisa M. Bloodworth	N/A	$37,416	$135,900
For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2023 Corporate Goals."
Nonqualified Deferred Compensation
We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($330,000 as indexed).
The following table sets forth contributions for the fiscal year ended December 31, 2023 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Michael L. Smith	$42,000	$133,793	$233,164	$—	$1,681,187
Elizabeth B. Higgins	$12,480	$60,242	$212,562	$—	$1,096,498
David W. Sorrick	$8,016	$52,560	$3,144	$—	$63,720
William F. Ussery	$3,000	$36,363	$71,031	$—	$468,614
Annalisa M. Bloodworth	$7,200	$35,990	$34,258	$—	$227,614
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
Pay Ratio Disclosure
We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Mr. Smith, our president and chief executive officer, to the annual total compensation of our median employee for the fiscal year ended December 31, 2023.
To identify our median employee, we determined that as of December 31, 2023, we had 337 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2023 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.
Based upon this analysis, we determined that our median employee's annual total compensation for 2023 was $169,500. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2023 was $1,546,661. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2023 was 9.12:1.

Compensation Policies and Practices As They Relate to Our Risk Management
We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Director Compensation
The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2023.

Name	Total Fees Earned or Paid in Cash
Member Directors
Jimmy G. Bailey	$18,200
Randy Crenshaw	$17,160
Ernest A. "Chip" Jakins III	$14,560
Fred A. McWhorter	$20,280
Marshall S. Millwood, Chairman	$20,020
Jeffrey W. Murphy	$17,290
Danny L. Nichols	$16,900
Sammy G. Simonton	$20,670
Horace H. Weathersby III	$17,440
George L. Weaver	$20,730
James I. White, Vice-Chairman	$26,600
Outside Director
Wm. Ronald Duffey	$38,830
(1)
In 2023, we paid our member directors a fee of $1,560 per board meeting and $1,040 per day for attending committee meetings, other meetings, or other official business approved by the chairman of the board of directors. Member directors were paid $780 per day for attending the annual meeting of members and member advisory board meetings and $390 per day for participation by video conference for a meeting of the advisory board. We paid our outside director a fee of $5,500 per board meeting for four meetings a year and a fee of $1,000 per board meeting for the remaining board meetings held during the year. Our outside director was also paid $1,000 per day for attending committee meetings, annual meetings of the members or other official business. In addition, we reimburse all directors for out-of-pocket expenses incurred in attending a meeting. All directors, including the outside director, were paid $130 per hour, or for each fraction thereof, up to a daily cap of $780, when participating in meetings by conference call. The chairman of the board of directors is paid an additional 20% of his director's fee per board meeting for time involved in preparing for the meetings. The audit committee financial expert is paid an additional $400 per audit committee meeting for the time involved in fulfilling that role. If more than one meeting is held the same day, only one day's per diem is paid. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.
Directors may choose up to three external training courses related to their role as director and/or the energy industry per year to attend. Our directors will be paid $600 per day for each day of an external training course plus, where applicable, up to two additional days for time spent traveling to and from an external training course. Directors will be reimbursed for travel and out-of-pocket expenses for attending external training.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Randy Crenshaw is a director of ours and the President and Chief Executive Officer of Irwin Electric Membership Corporation. Irwin is a member of ours and has a wholesale power contract with us. Irwin's revenues of $9.1 million to us in 2023 under its wholesale power contract accounted for approximately 0.5% of our total revenues.
Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $262.7 million to us in 2023 under its wholesale power contract accounted for approximately 15.1% of our total revenues.
Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $23.9 million to us in 2023 under its wholesale power contract accounted for approximately 1.4% of our total revenues.
Danny Nichols is a director of ours and is the President and Chief Executive Officer of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $42.8 million to us in 2023 under its wholesale power contract accounted for approximately 2.5% of our total revenues.
George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $65.5 million to us in 2023 under its wholesale power contract accounted for approximately 3.8% of our total revenues.
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
In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2023. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2023 and 2022, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2023	2022
	(dollars in thousands)
Audit Fees(1)	$656	$706
Audit-Related Fees(2)	95	162
Tax Fees(3)	—	—
All Other Fees(4)	—	2
Total	$751	$870
(1)Audit of annual financial statements and review of financial statements included in SEC filings and services rendered in connection with financings.
(2)Other audit-related services.
(3)Professional tax services including tax consultation and tax return compliance.
(4)All other fees previously related to a subscription of an online accounting research and investigative tool, now a free service.

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
Pre-Approval Policy
The audit and permissible non-audit services performed by Ernst & Young LLP in 2023 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2023, 2022 and 2021	62
	Consolidated Balance Sheets, As of December 31, 2023 and 2022	63
	Consolidated Statements of Capitalization, As of December 31, 2023 and 2022	65
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2023, 2022 and 2021	66
	Consolidated Statements of Patronage Capital and Membership Fees, For the Years Ended December 31, 2023, 2022 and 2021	67
	Notes to Consolidated Financial Statements	68
	Report of Independent Registered Public Accounting Firm	103

(2)	Financial Statement Schedules
	None applicable.

(3)	Exhibits

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

*4.2.1(ffff)	–
Eighty-Third Supplemental Indenture, dated as of April 1, 2022, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2022A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on April 7, 2022, File No. 333-192954.)

*4.2.1(gggg)	–
Eighty-Fourth Supplemental Indenture, dated as of October 18, 2022, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to the Series 2022 (FFB AE48) Note, Series 2022 (RUS AE48) Reimbursement Note. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2022, File No. 333-192954.)

*4.2.1(hhhh)	–
Eighty-Fifth Supplemental Indenture, dated as of February 6, 2023, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to conforming the lien of the indenture with respect to certain after-acquired property. (Filed as Exhibit 4.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2023, File No. 333-192954.)

*4.2.1(iiii)	–
Eighty-Sixth Supplemental Indenture, dated as of May 25, 2023, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to recording the indenture in Mitchell County, Georgia. (Filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2023, File No. 333-192954.)

*4.2.1(jjjj)	–
Eighty-Seventh Supplemental Indenture, dated as of December 1. 2023, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to Oglethorpe Power Corporation First Mortgage Bonds, Series 2023A. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on December 1, 2023, File No. 333-192954.)

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
Amended and Restated Services Agreement, dated as of July 20, 2017, by and among Georgia Power Company, for itself and as agent for Oglethorpe, Municipal Electric Authority of Georgia, MEAG Power SPVJ, LLC, MEAG Power SPVM, LLC, MEAG Power SPVP, LLC and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, and Westinghouse Electric Company LLC and WECTEC Global Project Services Inc. (Incorporated by reference to Exhibit 10.1 of Georgia Power Company's Form 8-K dated February 1, 2024, filed with the SEC on February 1, 2024.)

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

*10.3.7	–
Settlement Agreement and Release, dated as of October 5, 2023 by and between Georgia Power Company and Oglethorpe Power Corporation (An Electric Membership Corporation). (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 6, 2023, File No. 333-192954.)

*10.4.1	–	Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.1 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)

*10.4.2	–	Edwin I. Hatch Nuclear Plant Operating Agreement between Georgia Power Company and Oglethorpe, dated as of January 6, 1975. (Filed as Exhibit 10.9.2 to the Registrant's Form S-1 Registration Statement, File No. 33-7591.)
*10.5.1	–	Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.5.2	–	Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement, dated as of November 18, 1988, by and between Oglethorpe and Georgia Power Company. (Filed as Exhibit 10.22.2 to the Registrant's Form 10-K for the fiscal year ended December 31, 1988, File No. 33-7591.)
*10.6.1(a)	–
Amended and Restated Wholesale Power Contract, dated as of January 1, 2003, between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 36 other substantially identical Amended and Restated Wholesale Power Contracts. (Filed as Exhibit 10.31.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2003, File No. 33-7591.)

*10.6.1(b)	–
First Amendment to Amended and Restated Wholesale Power Contract, dated as of June 1, 2005, between Oglethorpe and Altamaha Electric Membership Corporation, together with a scheduling identifying 35 other substantially identical First Amendments. (Filed as Exhibit 10.8.2 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2005, File No. 33-7591.)

*10.6.1(c)	–
Second Amendment to Amended and Restated Wholesale Power Contract, dated as of November 15, 2023 between Oglethorpe and Altamaha Electric Membership Corporation, together with a schedule identifying 37 other substantially identical Second Amendments). (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on November 17, 2023, File No. 333-192954.)

*10.6.2	–
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

*10.6.3	–
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

*10.6.4	–
Wholesale Power Contract, dated November 1, 2009, between Oglethorpe and Flint Electric Membership Corporation. (Filed as Exhibit 10.8.8 to the Registrant's Form 10-K for the fiscal year ended December 31, 2009, File No. 000-53908.)

*10.6.5	–
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

*10.12(a)	–
Amended and Restated Credit Agreement, dated as of December 11, 2019, among Oglethorpe, as borrower, and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on December 11, 2019, File No. 333-192954.)

*10.12(b)	–
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 31, 2023, between Oglethorpe, as borrower, and National Rural Utilities Cooperative Finance Corporation, as administrative agent. (Filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2023, File No. 333-192954.)

*10.13(3)	–
Second Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and Michael L. Smith. (Filed as Exhibit 10.13 to the Registrant's Form 10-K for the fiscal year ended December 31, 2022, File No. 333-192954.)

*10.14(3)	–
Third Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and Elizabeth B. Higgins. (Filed as Exhibit 10.14 to the Registrant's Form 10-K for the fiscal year ended December 31, 2022, File No. 333-192954.)

*10.15(3)	–
Third Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.15 to the Registrant's Form 10-K for the fiscal year ended December 31, 2022, File No. 333-192954.)

*10.16(3)	–
Employment Agreement, dated as of January 1, 2023, between Oglethorpe and David W. Sorrick. (Filed as Exhibit 10.16 to the Registrant's Form 10-K for the fiscal year ended December 31, 2022, File No. 333-192954.)

*10.17(3)	–
Second Amended and Restated Employment Agreement, dated as of January 1, 2023, between Oglethorpe and Annalisa M. Bloodworth. (Filed as Exhibit 10.17 to the Registrant's Form 10-K for the fiscal year ended December 31, 2022, File No. 333-192954.)

14.1	–	Code of Conduct, available on our website, www.opc.com.
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2023, File No. 333-192954.)

101	–	XBRL Interactive Data File.
104	–	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2024.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/ MICHAEL L. SMITH
MICHAEL L. SMITH
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL L. SMITH	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2024
MICHAEL L. SMITH

/s/ ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2024
ELIZABETH B. HIGGINS

/s/ G. KENNETH WARREN, JR.	Vice President, Controller (Principal Accounting Officer)	March 25, 2024
G. KENNETH WARREN, JR.

/s/ JIMMY G. BAILEY	Director	March 25, 2024
JIMMY G. BAILEY

/s/ RANDY CRENSHAW	Director	March 25, 2024
RANDY CRENSHAW

/s/ WM. RONALD DUFFEY	Director	March 25, 2024
WM. RONALD DUFFEY

/s/ ERNEST A. JAKINS III	Director	March 25, 2024
ERNEST A. JAKINS III

/s/ FRED MCWHORTER	Director	March 25, 2024
FRED MCWHORTER

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD	Director	March 25, 2024
MARSHALL S. MILLWOOD

/s/ JEFFREY W. MURPHY	Director	March 25, 2024
JEFFREY W. MURPHY

/s/ DANNY L. NICHOLS	Director	March 25, 2024
DANNY L. NICHOLS

/s/ SAMMY G. SIMONTON	Director	March 25, 2024
SAMMY G. SIMONTON

/s/ HORACE H. WEATHERSBY III	Director	March 25, 2024
HORACE H. WEATHERSBY III

/s/ GEORGE L. WEAVER	Director	March 25, 2024
GEORGE L. WEAVER

/s/ JAMES I. WHITE	Director	March 25, 2024
JAMES I. WHITE