Form 10-Q
period 2024-03-31
OGLETHORPE POWER CORP
filed 2024-05-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
FOR THE QUARTER ENDED MARCH 31, 2024

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2023, and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
Any forward-looking statement speaks only as of the date of this quarterly report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•cost increases and schedule delays with respect to our capital improvement and construction projects, such as the closure of coal ash ponds and any future generation projects we undertake;

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
ii

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2024 and December 31, 2023

	(dollars in thousands)
	2024	2023
Assets
Electric plant:
In service	$14,202,485	$14,112,098
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,487,672)	(5,418,738)
Electric plant in service, net	9,017,545	8,996,092

Nuclear fuel, at amortized cost	395,866	389,662
Construction work in progress	3,397,847	3,294,641
Total electric plant	12,811,258	12,680,395

Investments and funds:
Nuclear decommissioning trust fund	679,298	641,239
Investment in associated companies	83,794	82,133
Long-term investments	709,815	690,732
Other	36,088	35,585
Total investments and funds	1,508,995	1,449,689

Current assets:
Cash and cash equivalents	327,470	490,592
Short-term investments	135,341	143,931
Receivables	180,414	201,784
Inventories, at weighted average cost	329,414	337,045
Prepayments and other current assets	48,905	18,335
Total current assets	1,021,544	1,191,687

Deferred charges and other assets:
Regulatory assets	1,136,248	1,131,489
Prepayments to Georgia Power Company	14,871	13,722
Other	55,699	57,869
Total deferred charges	1,206,818	1,203,080
Total assets	$16,548,615	$16,524,851

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2024 and December 31, 2023

	(dollars in thousands)

	2024	2023
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,300,016	$1,257,917
Long-term debt	11,474,583	11,600,917
Obligation under finance leases	43,586	43,586
Obligation under Rocky Mountain transactions	30,365	29,862
Other	4,786	5,152
Total capitalization	12,853,336	12,937,434

Current liabilities:
Long-term debt and finance leases due within one year	381,602	384,426
Short-term borrowings	662,779	607,885
Accounts payable	63,328	117,272
Accrued interest	121,073	106,355
Member power bill prepayments, current	25,842	31,406
Other current liabilities	113,493	111,109
Total current liabilities	1,368,117	1,358,453

Deferred credits and other liabilities:
Asset retirement obligations	1,537,803	1,458,937
Member power bill prepayments, non-current	70,033	47,133
Regulatory liabilities	704,084	706,320
Other	15,242	16,574
Total deferred credits and other liabilities	2,327,162	2,228,964
Total equity and liabilities	$16,548,615	$16,524,851
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2024 and 2023

	(dollars in thousands)

	Three Months
	2024	2023
Operating revenues:
Sales to members	$535,370	$387,653
Sales to non-members	944	1,800
Total operating revenues	536,314	389,453
Operating expenses:
Fuel	167,046	133,168
Production	118,090	93,467
Depreciation and amortization	94,105	72,674
Purchased power	19,220	17,630
Accretion	17,622	15,508
Total operating expenses	416,083	332,447
Operating margin	120,231	57,006

Other income:
Investment income	17,052	16,382
Other	2,804	2,925
Total other income	19,856	19,307

Interest charges:
Interest expense	129,391	123,707
Allowance for debt funds used during construction	(34,107)	(74,430)
Amortization of debt discount and expense	2,704	2,626
Net interest charges	97,988	51,903
Net margin	$42,099	$24,410

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2024 and 2023

(dollars in thousands)
Balance at December 31, 2022	$1,192,127
Net margin	24,410
Balance at March 31, 2023	$1,216,537
Balance at December 31, 2023	$1,257,917
Net margin	42,099
Balance at March 31, 2024	$1,300,016
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2024 and 2023

	(dollars in thousands)
	2024	2023
Cash flows from operating activities:
Net margin	$42,099	$24,410
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	131,940	92,645
Accretion cost	17,622	15,508
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(347)	(149)
Deferred outage costs	(11,856)	(21,198)
Loss on sale of investments	471	1,289
Regulatory deferral of costs associated with nuclear decommissioning	(8,125)	(8,519)
Other	(14,480)	(1,043)
Change in operating assets and liabilities:
Receivables	26,609	49,887
Inventories	7,683	(17,711)
Prepayments and other current assets	(30,569)	4,027
Accounts payable	(49,628)	(116,354)
Accrued interest	14,718	(13,109)
Accrued taxes	(33,733)	(36,722)
Other current liabilities	24,494	(26,841)
Rate management program billing credits applied	(35,646)	(9,494)
Other	17,336	(989)
Total adjustments	56,042	(89,220)
Net cash provided by (used in) operating activities	98,141	(64,810)
Cash flows from investing activities:
Property additions	(174,270)	(285,233)
Activity in nuclear decommissioning trust fund—Purchases	(140,865)	(2,500)
—Proceeds	136,894	283
Decrease in restricted investments	—	74,031
Activity in long-term and short-term investments—Purchases	(82,283)	(63,505)
—Proceeds	80,672	68,226
Other	(3,512)	8,163
Net cash used in investing activities	(183,364)	(200,535)
Cash flows from financing activities:
Long-term debt proceeds	6,067	15,431
Long-term debt payments	(136,047)	(137,732)
Increase in short-term borrowings, net	54,894	157,375
Other	(2,813)	11,311
Net cash (used in) provided by financing activities	(77,899)	46,385
Net decrease in cash, cash equivalents and restricted cash	(163,122)	(218,960)
Cash, cash equivalents and restricted cash at beginning of period	490,592	625,781
Cash, cash equivalents and restricted cash at end of period	$327,470	$406,821
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$80,063	$61,915
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$65,149	$87,509
Accrued property additions at end of period	$41,104	$69,557
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month periods ended March 31, 2024 and 2023. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform with current year presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of results to be expected for the full year. As noted in our 2023 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2023 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$259,404	$259,404	$—	$—
International equity trust	141,293	—	141,293	—
Corporate bonds and debt	64,861	—	64,772	89
US Treasury securities	42,814	42,814	—	—
Mortgage backed securities	56,607	—	56,607	—
Domestic mutual funds	92,626	92,626	—	—
Municipal bonds	303	—	303	—
Federal agency securities	8,231	—	8,231	—
International mutual funds	2,449	—	2,449	—
Non-US Gov't bonds & private placements	3,708	—	3,708	—
Other	7,002	7,002	—	—
Long-term investments:
International equity trust	46,098	—	46,098	—
Corporate bonds and debt	14,949	—	14,949	—
US Treasury securities	14,783	14,783	—	—
Mortgage backed securities	17,068	—	17,068	—
Domestic mutual funds	387,897	387,897	—	—
Treasury STRIPS	226,643	—	226,643	—
Non-US Gov't bonds & private placements	1,775	—	1,775	—
Other	602	602	—	—
Short-term investments: Treasury STRIPS	135,341	—	135,341	—
Natural gas swaps	10,381	—	10,381	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$234,979	$234,979	$—	$—
International equity trust	134,911	—	134,911	—
Corporate bonds and debt	67,986	—	67,900	86
US Treasury securities	43,917	43,917	—	—
Mortgage backed securities	58,763	—	58,763	—
Domestic mutual funds	85,481	85,481	—	—
Municipal bonds	303	—	303	—
Federal agency securities	7,256	—	7,256	—
Non-US Gov't bonds & private placements	2,717	—	2,717	—
International mutual funds	2,012	—	2,012	—
Other	2,914	2,914	—	—
Long-term investments:
International equity trust	43,202	—	43,202	—
Corporate bonds and debt	14,151	—	14,151	—
US Treasury securities	17,243	17,243	—	—
Mortgage backed securities	15,024	—	15,024	—
Domestic mutual funds	378,387	378,387	—	—
Treasury STRIPS	220,765	—	220,765	—
Non-US Gov't bonds & private placements	1,568	—	1,568	—
Other	392	392	—	—
Short-term investments: Treasury STRIPS	143,931	—	143,931	—
Natural gas swaps	13,445	—	13,445	—

The Level 2 investments above may not be exchange traded. The fair value measurements for these investments are based on a market approach, including the use of observable inputs at or near the valuation date. Common inputs include reported trades and broker/dealer bid/ask prices. The fair value of the Level 2 investments above in international equity trust are calculated based on the net asset value per share of the fund. There are no unfunded commitments for the international equity trust and redemption may occur daily with a 3-day redemption notice period.
The Level 3 investments above in corporate bonds and debt consist of investments in bank loans which are not exchange traded. Although these securities may be liquid and priced daily, their inputs are not observable.
The estimated fair values of our long-term debt, including current maturities at March 31, 2024 and December 31, 2023 were as follows:

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$11,966,572	$10,233,768	$12,096,552	$10,638,749

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the

Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2024 and December 31, 2023 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2024, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At March 31, 2024 and December 31, 2023, the estimated fair values of our natural gas contracts were net assets of approximately $10,381,000 and $13,445,000, respectively.
At March 31, 2024 and December 31, 2023, none of our counterparties was required to post credit collateral under our natural gas swap agreements.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2024 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2024	29.4
2025	25.2
2026	20.9
2027	10.3
2028	0.5
Total	86.3
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at March 31, 2024 and December 31, 2023.

	Balance Sheet Location	Fair Value
		2024	2023
		(dollars in thousands)
Assets:
Natural gas swaps	Other deferred charges	$23,698	$25,459

Liabilities:
Natural gas swaps	Other current liabilities	$12,688	$10,370
Natural gas swaps	Other deferred credits	$629	$1,644
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three months ended March 31, 2024 and 2023.

	Statement of Revenues and Expenses Location	Three Months Ended March 31,
		2024	2023
		(dollars in thousands)
Natural gas swaps gains	Fuel	$41	$135
Natural gas swaps losses	Fuel	(8,452)	(9,397)
Total		$(8,411)	$(9,262)
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at March 31, 2024 and December 31, 2023.

	Balance Sheet Location	2024	2023
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$10,381	$13,445
Total		$10,381	$13,445

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of March 31, 2024 and December 31, 2023.

	Gross Unrealized
	(dollars in thousands)
March 31, 2024	Cost	Gains	Losses	Fair Value
Equity	$350,947	$292,940	$(6,033)	$637,854
Debt	903,715	2,574	(27,229)	879,060
Other	7,549	1	(10)	7,540
Total	$1,262,211	$295,515	$(33,272)	$1,524,454

	Gross Unrealized
	(dollars in thousands)
December 31, 2023	Cost	Gains	Losses	Fair Value
Equity	$344,669	$246,795	$(5,549)	$585,915
Debt	908,316	3,938	(25,181)	887,073
Other	2,889	61	(36)	2,914
Total	$1,255,874	$250,794	$(30,766)	$1,475,902

The cost basis of our debt securities that were in unrealized loss positions at March 31, 2024 was $832,901,000. At March 31, 2024, $3,322,000 of the $27,229,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $23,907,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.

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
(E)Recently Issued or Adopted Accounting Pronouncements.   In November 2023, the Financial Accounting Standards Board (FASB) issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this update require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this update are also applicable to entities with only one reportable segment. The amendments in this update also require all annual disclosures currently required by Topic 280 to be included in interim periods. The new standard is effective for us for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the future impact of this standard on our consolidated financial statements.
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
(F)Revenue Recognition.    As an electric membership cooperative, our principal business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members that extend to December 31, 2085. These contracts are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. We also sell energy and capacity to non-members through industry standard contracts and negotiated agreements, respectively. We do not have multiple operating segments.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of March 31, 2024 and December 31, 2023, we did not have any significant long-term contracts with non-members.
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
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2024, our board has approved a targeted margins for interest ratio of 1.14. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of March 31, 2024, we did not recognize a refund liability. As of December 31, 2023, we recognized refund liabilities totaling $34,266,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2024	2023
Capacity revenues	$355,718	$242,043
Energy revenues	179,652	145,610
Total	$535,370	$387,653

Receivables from contracts with our members at March 31, 2024 and December 31, 2023 were $147,851,000 and $170,901,000, respectively.
Sales to non-members during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2024	2023
Energy revenues	$158	$1,037
Capacity revenues	786	763
Total	$944	$1,800
Energy revenues from non-members for the three months ended March 31, 2024 and March 31, 2023 were primarily from the sale of the BC Smith deferring members' output into the wholesale market. For the three months ended March 31, 2024 and March 31, 2023, we also recognized capacity revenues from non-members related to the two units we acquired at the Washington County Power Plant in December 2022.
The remainder of our receivables is primarily related to transactions with Georgia Power, affiliated companies and investment income. Our receivables from non-members at March 31, 2024 and December 31, 2023 were $32,563,000 and $30,883,000, respectively.
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
We have a rate management program that ended December 2023, which allowed us to expense and recover interest costs associated with the construction of Vogtle Units No. 3 and No. 4, on a current basis, that would otherwise be deferred or capitalized. The subscribing members of Vogtle Units No. 3 and No. 4 elected to participate in this program on an annual basis. Under this program, the amount billed to participating members during the three months ended March 31, 2023 was $1,761,000. The cumulative amount billed since inception of the program totaled $135,693,000.
In 2018, we began an additional rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the three months ended March 31, 2024 and 2023 were $30,409,000 and $15,713,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed, since inception of the program totaled $369,102,000. As of March 31, 2024, $279,467,000 is our remaining liability to be credited to our members' bills. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2024 and 2023 was insignificant.
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
Operating Leases
Our railcar operating leases have terms that extend through November 30, 2028. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have additional operating leases including one for office equipment that has a term extending through October 31, 2028 and one for real property at one of our electric generating facilities that has a term extending through February 2042 with one renewal option for a 20 year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
We combine lease and nonlease components for all lease agreements.

Classification	March 31, 2024	December 31, 2023
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(279,465)	(278,586)
Total finance lease assets	$23,267	$24,146
Lease liabilities—Finance leases
Obligations under finance leases	$43,586	$43,586
Long-term debt and finance leases due within one year	9,351	9,351
Total finance lease liabilities	$52,937	$52,937

Classification	March 31, 2024	December 31, 2023
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$6,181	$6,587
Total operating lease assets	$6,181	$6,587
Lease liabilities—Operating leases
Capitalization—Other	$4,786	$5,152
Other current liabilities	1,395	1,529
Total operating lease liabilities	$6,181	$6,681

		Three months ended
Lease Cost	Classification	March 31, 2024	March 31, 2023
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,338	$2,099
Interest on lease liabilities	Interest expense	1,400	1,638
Operating lease cost:	Inventory(1) & production expense	538	329
Total leased cost		$4,276	$4,066
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2024	December 31, 2023
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	5.01	5.26
Operating leases	5.70	5.77
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.45%	6.37%

	Three months ended March 31,
	2024	2023
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$632	$409
Right-of-use assets obtained in exchange for new operating lease liabilities	$17	$—

Maturity analysis of our finance and operating lease liabilities as of March 31, 2024 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2024	$14,949	$1,334	$16,283
2025	14,949	1,708	16,657
2026	14,949	1,416	16,365
2027	14,949	1,139	16,088
2028	3,052	1,029	4,081
Thereafter	7,633	723	8,356
Total lease payments	$70,481	$7,349	$77,830
Less: imputed interest	(17,544)	(1,168)	(18,712)
Present value of lease liabilities	$52,937	$6,181	$59,118
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Lease income	$1,387	$1,685
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
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer, of which we are a co-owner, has impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County granted Georgia Power’s motion to transfer the case to the Superior Court of Monroe County. In May 2023, the Superior Court of Monroe County denied Georgia Power’s motion to dismiss the case for lack of subject matter jurisdiction. In July 2023, the Superior Court of Monroe County denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case. On March 11, 2024, Georgia Power filed a motion to dismiss certain claims. On March 14, 2024, Georgia Power filed motions for summary judgment. The Superior Court of Monroe County has set a trial date of August 12, 2024 for the first of the approximately 44 plaintiffs.

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

In May 2022, Florida Power & Light Company and JEA filed a complaint in the U.S. District Court for the Northern District of Georgia against us and the other co-owners of Plant Scherer alleging that their contractual responsibility for a proportionate share of certain common facility costs relating to future environmental projects at Plant Scherer should be decreased following the retirement of Scherer Unit No. 4 at the end of 2021. We and the other co-owners of Plant Scherer filed motions to dismiss Florida Power & Light and JEA's complaint and, on February 9, 2023, the court granted our motions to dismiss with leave to amend. On March 13, 2023, Florida Power & Light and JEA filed an amended complaint and on April 17, 2023, we and the other co-owners filed motions to dismiss this amended complaint. On March 26, 2024, the court granted our motions to dismiss with leave for plaintiffs to once again amend their complaint by April 11, 2024, which the plaintiffs did not do and so, on April 15, 2024, the court entered an order dismissing the action and directing the clerk to close the case. Plaintiffs have until May 15, 2024 to appeal that order.
(I)Restricted Cash and Investments.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Three months ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Cash and cash equivalents	$327,470	$390,821
Restricted cash included in restricted cash and short-term investments	—	16,000
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$327,470	$406,821
(J)Regulatory Assets and Liabilities.    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery through future rates. We expect to recover such costs from our members in future revenues through rates under the wholesale power contracts we have with each of our members. The wholesale power contracts extend through December 31, 2085. Regulatory liabilities represent certain items of income that we are retaining and that will be applied in the future to reduce revenues required to be recovered from our members.

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	2024	2023
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$24,504	$25,476
Amortization of financing leases(b)	27,760	28,780
Outage costs(c)	34,627	30,040
Asset retirement obligations—Ashpond and other(l)	338,752	343,523
Depreciation expense - Plant Vogtle(d)	33,770	34,125
Depreciation expense - Plant Wansley(e)	330,945	335,884
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	55,528	55,159
Interest rate options cost(g)	135,561	137,463
Deferral of effects on net margin—TA Smith Energy Facility(h)	129,299	130,786
Deferral of effects on net margin—BC Smith Energy Facility(p)	9,379	1,817
Other regulatory assets(o)	16,123	8,436
Total Regulatory Assets	$1,136,248	$1,131,489
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$23,455	$25,992
Deferral of effects on net margin—Hawk Road Energy Facility(h)	15,866	16,020
Major maintenance reserve(j)	114,484	120,547
Deferred debt service adder(k)	174,507	170,466
Asset retirement obligations—Nuclear(l)	82,606	47,217
Revenue deferral plan(m)	279,467	308,507
Natural gas hedges(n)	10,381	13,445
Other regulatory liabilities(o)	3,318	4,126
Total Regulatory Liabilities	$704,084	$706,320
Net Regulatory Assets	$432,164	$425,169

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
(f)Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization commences effective with the commercial operation date of each unit and is amortized to expense over the life of the units.
(g)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization commenced in August 2023 after Vogtle Unit No. 3 was placed in service.
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
(m)Deferred revenues under a rate management program that allowed for additional collections over a five-year period which began in 2018. These amounts are being amortized to income and applied to member billings, per each members' election, over the subsequent five-year period.
(n)Represents the deferral of unrealized gains on natural gas contracts.

(o)The amortization periods for other regulatory assets range up to 30 years and the amortization periods of other regulatory liabilities range up to 24 years.
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
Together, the Original FFB Documents and Additional FFB Documents provide for a term loan facility (the Facility) under which we borrowed a total of $4,633,028,088. We received our final advance under the Facility in December 2022. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of March 31, 2024, we have repaid $486,220,945 of principal on the FFB Notes and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,146,807,143. The final maturity date is February 20, 2044. We may voluntarily prepay outstanding borrowings under the Facility. Under the FFB Documents, any prepayment will be subject to a make-whole premium or discount, as applicable. Any amounts prepaid may not be re-borrowed.

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
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2024, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $6,067,000 for long-term financing of general and environmental improvements at existing plants.
In April 2024, we received an additional $6,374,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.

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

On July 31, 2023, Georgia Power placed Unit No. 3 in service.

On February 14, 2024, Unit No. 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and on March 1, 2024, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit No. 4 in service on April 29, 2024.

Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. Our project budget, which includes capital costs and allowance for funds used during construction, is approximately $8.3 billion. As of March 31, 2024, our actual costs related to the new Vogtle units were approximately $8.2 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $404 million we received from Georgia Power.

For additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4, see Note 8 in our 2023 Form 10-K.

Plant Vogtle Unit No. 3 and No. 4 Commercial Operations

For the three months ended March 31, 2024, we sold Georgia Power $12.1 million of nuclear production tax credits and recognized the amount as a credit to the Production expense line item within our consolidated income statements. In 2023, we sold Georgia Power $21.7 million of nuclear production tax credits. No credits were generated or sold during the three months ended March 31, 2023.
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
(O)Asset Retirement Obligations. On February 14, 2024, Plant Vogtle Unit No. 4's nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality. During the first quarter of 2024, we recognized new nuclear asset retirement obligations totaling $65.1 million. During the three months ended March 31, 2024, no change in cash flow estimates related to existing coal ash related asset retirement obligations was recorded. We expect to periodically receive more refined estimates from Georgia Power regarding closure costs and the timing of expenditures.

(P)Plant Purchase Agreement. On August 22, 2023, we signed an agreement with Mackinaw Power, LLC to purchase Walton County Power, LLC, owner of the Walton County Power Plant. The Walton facility consists of three natural gas-fired combustion turbine electric generating units with a combined nominal capacity of 465 megawatts located in Walton County, Georgia. The acquisition is subject to customary closing conditions and is expected to close in 2024.

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
We have a substantially similar wholesale power contract with each member that extends to December 31, 2085, and each contract will continue thereafter until terminated by three years' written notice by us or the respective member. For additional information regarding our wholesale power contracts with our members, see “Item 1–BUSINESS–OGLETHORPE POWER CORPORATION–Wholesale Power Contracts” in our 2023 Form 10-K.
Results of Operations
For the Three Months Ended March 31, 2024 and 2023
Net Margin
Our net margin for the three-month period ended March 31, 2024 was $42.1 million, compared to $24.4 million for the same period of 2023. Through March 31, 2024, we collected approximately 59% of our targeted net margin of $71.7 million for the year ending December 31, 2024. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2024 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2024. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2023 Form 10-K.
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

The components of member revenues for the three-month period ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2024	2023	% Change
Capacity revenues	$355,718	$242,043	47.0%
Energy revenues	179,652	145,610	23.4%
Total	$535,370	$387,653	38.1%
MWh Sales to members(1)	6,836,560	5,948,052	14.9%
Cents/kWh	7.83	6.52	20.1%
Member energy requirements supplied(1)	66%	64%	3.1%
(1) Excludes test energy megawatt-hours from Plant Vogtle Unit No. 4 supplied to members. Any revenues and costs associated with test energy were capitalized. No test energy from Plant Vogtle Unit No. 3 was supplied to members during the three-month period ended March 31, 2023.

Energy revenues from members increased for the three-month period ended March 31, 2024 compared to the same period in 2023, primarily due to the increase in megawatt-hours sold to members and recovery of higher fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased for the three-month period ended March 31, 2024 compared to the same period in 2023, primarily due to the recovery of increased fixed operating expenses, net interest expense and depreciation expense as a result of Plant Vogtle Unit No. 3 being placed in service on July 31, 2023.

Sales to non-members.    Sales to non-members during the three-month period ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2024	2023	% Change
Energy revenues	$158	$1,037	(84.8)%
Capacity revenues	786	763	3.0%
Total	$944	$1,800	(47.6)%
MWh Sales to non-members	5,065	39,215	(87.1)%
Cents/kWh	18.64	4.59	306.1%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Capacity revenues from non-members related to the two units we acquired at the Washington County Power Plant in December 2022. Energy revenues from non-members decreased for the three-month period ended March 31, 2024 compared to the same period in 2023 primarily due to the decrease in megawatt-hours sold to non-members as a result of a scheduled major maintenance outage at BC Smith Energy Facility during first quarter of 2024. Capacity revenues from non-members remained relatively unchanged for the comparable three-month periods.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Fuel Source	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Coal	$38,534	$22,788	69.1%	982,397	578,342	69.9%	3.92	3.94	(0.5)%
Nuclear	23,995	16,043	49.6%	3,048,598	2,210,269	37.9%	0.79	0.73	8.2%
Gas:
Combined Cycle	96,841	91,686	5.6%	2,934,390	3,326,422	(11.8)%	3.30	2.76	19.6%
Combustion Turbine	7,676	2,651	189.6%	86,518	77,659	11.4%	8.87	3.41	160.1%
	$167,046	$133,168	25.4%	7,051,903	6,192,692	13.9%	2.37	2.15	10.2%

(1) Excludes test energy megawatt-hours generated at Plant Vogtle Unit No. 4. No test energy megawatt-hours were generated at Plant Vogtle Unit No. 3 during the three-month period ended March 31, 2023.

Total fuel costs increased for the three-month period ended March 31, 2024 compared to the same period in 2023 as a result of an increase in generation for members and an increase in the average cost of fuel. The increase in generation was primarily due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023. The increase in average fuel cost was primarily due to a shift in generation to our coal-fired units from our relatively more economical combined cycle units due in part to the management of our coal inventory and planned major maintenance outages at our combined cycle units during the first quarter of 2024.
Production Expenses
Production costs increased for the three-month period ended March 31, 2024 as compared to the same period of 2023 primarily as a result of $15.7 million in production costs related to Plant Vogtle Unit No. 3, net of $12.1 million in credits recognized from the sale of nuclear production tax credits to Georgia Power. Production costs can also vary due to the number and extent of maintenance outages in a given year. Production costs also increased for the three-month period ended March 31, 2024 as compared to the same period of 2023 as a result of higher fixed major maintenance outage costs associated with our combined cycle plants.
Depreciation and Amortization Expenses
Depreciation and amortization increased for the three-month period ended March 31, 2024 as compared to the same period of 2023 primarily as a result of Plant Vogtle Unit No. 3 being placed in service on July 31, 2023.
Interest Charges
Net interest charges increased for the three-month period ended March 31, 2024 as compared to the same period of 2023 as a result of lower capitalization of interest expense due to Plant Vogtle Unit No. 3 being placed in service on July 31, 2023.

Financial Condition
Balance Sheet Analysis as of March 31, 2024
Assets
Cash used for property additions for the three-month period ended March 31, 2024 totaled $174.3 million. Of this amount, $52.5 million was associated with construction expenditures for Vogtle Unit No. 4 and $25.3 million was for nuclear fuel purchases. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $38.1 million increase in the nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to continued appreciation in the stock market during the three-month period ended March 31, 2024.

Long-term investments increased $19.1 million for the three-month period ended March 31, 2024, primarily due to an additional $33.8 million of funds invested, including reinvestment of earnings, and an $8.1 million increase in fair market value largely offset by a net $31.2 million decrease due to redemptions.
Receivables decreased $21.4 million for the three-month period ended March 31, 2024 primarily due to a $20.7 million decrease in member receivables.
Prepayments and other current assets increased $30.6 million during the three-month period ended March 31, 2024 primarily due to a $32.3 million increase in prepayments related to future major maintenance outage costs at our natural gas-fired facilities.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $129.2 million primarily as a result of $136.0 million in debt service payments. Offsetting this decrease was $6.1 million in advances under a Rural Utilities Service-guaranteed loan. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for Vogtle Units No. 3 and No. 4 construction costs, increased $54.9 million during the three-month period ended March 31, 2024. During this period, total short-term borrowings were $66.9 million and repayments totaled $12.0 million.
Accounts payable decreased $53.9 million during the three-month period ended March 31, 2024. The decrease was primarily due to applying $34.3 million in credits to our members' bills in the first quarter of 2024 for a board-approved reduction in 2023 revenue in excess of the requirement to meet the 2023 targeted net margin and a $15.8 million decrease in payables for natural gas purchases and related transportation.
Asset retirement obligations increased $78.9 million for the three-month period ended March 31, 2024 primarily due to recognized nuclear asset retirement obligations of $65.1 million due to Plant Vogtle Unit No. 4's nuclear reactor achievement of self-sustaining nuclear fission and $17.6 million in accretion expense.
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
On July 31, 2023, Georgia Power placed Unit No. 3 in service.
On February 14, 2024, Unit No. 4 achieved self-sustaining nuclear fission, commonly referred to as initial criticality, and on March 1, 2024, the generator successfully synchronized to the power grid and generated electricity for the first time. Georgia Power placed Unit No. 4 in service on April 29, 2024.
Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. Our project budget, which includes capital costs and allowance for funds used during construction, is approximately $8.3 billion. As of March 31, 2024, our actual costs related to the new Vogtle units were approximately $8.2 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $404 million we received from Georgia Power.

See “Item 1 – BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4.

Plant Purchase Agreement

On August 22, 2023, we signed an agreement with Mackinaw Power, LLC to purchase Walton County Power, LLC, owner of the Walton County Power Plant. The Walton facility consists of three natural gas-fired combustion turbine electric generating units with a combined nominal capacity of 465 megawatts located in Walton County, Georgia. The acquisition is subject to customary closing conditions and is expected to close in 2024.

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

Other Future Power Resources
We and our members are currently evaluating up to approximately 1,500 megawatts of additional gas generation capacity through the construction of combined cycle and combustion turbine units. If we proceed with these projects under consideration, our estimated construction costs would be in the range of $2.0 billion to $2.5 billion. In connection with this evaluation, we are also in the process of securing additional natural gas transportation to serve these additional units. We expect these additional resources to be fully subscribed by our members by the end of the second quarter 2024. We and our members may also continue to evaluate and consider additional generation beyond these resources in the future.
Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2023 Form 10-K.
On April 25, 2024, the Environmental Protection Agency issued a final rule to regulate carbon dioxide (CO2) emissions from fossil-fueled electric generating units under section 111 of the Clean Air Act (CAA). The primary focus of EPA’s final rule is to (i) establish emission guidelines for states to set CO2 performance standards for existing coal-fired generating units and other fossil-fueled steam generating units that burn oil and natural gas under section 111 (d) of the Clean Air Act; and (ii) revise the new source performance standards for CO2 emissions from new and reconstructed stationary combustion turbines that burn natural gas and/or other fossil fuels under section 111 (b) of the CAA. We expect that the final rule is likely to have a significant impact on the power sector and we are reviewing the final rule to determine its impact on our operations. We believe that key assumptions in the rule, particularly regarding resource adequacy, availability and timing of required infrastructure and permitting, carbon capture and sequestration and the pace of technological advancements, continue to be unrealistic. The final rule has been challenged, and its ultimate impact will not be known until those legal challenges are complete. At this time, we cannot predict the outcome or potential cost of this rule, but such costs could be significant.

EPA issued three additional final rules on April 25, 2024. Respectively, the rules had the effect of (i) revising effluent limitation guidelines for wastewater streams at coal-fired power plants, (ii) revising the Mercury and Air Toxics Standards (MATS) for coal-fired power plants and (iii) establishing new requirements for legacy coal combustion residuals. The revised MATS rules are not expected to have a significant impact on our operations. We are reviewing the other two final rules and their ultimate impact on us remains subject to any legal challenges and cannot be determined at this time.

On February 7, 2024, EPA issued a final rule tightening the National Ambient Air Quality Standards (NAAQS) for fine particulate matter (PM2.5) emissions. We are in the process of reviewing the final rule and its impact on us cannot be determined at this time.
Liquidity
At March 31, 2024, we had $1.5 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $327 million in cash and cash equivalents, and $1.1 billion available under our $1.8 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2024		Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC'(1)	$1,210	$543		December 2024
CFC Line of Credit(2)	110	110		December 2028
JPMorgan Chase Line of Credit	350	347	'(3)	October 2024
Secured Facilities:
CFC Term Loan(2)	250	140		December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at March 31, 2024. We anticipate renewing this facility in the second quarter of 2024.

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
(3)At March 31, 2024,$2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

We have the flexibility to use the $1.2 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.2 billion syndicated line of credit. At March 31, 2024, our outstanding commercial paper primarily was used to provide interim funding for:

•payments related to the construction of Vogtle Units No. 3 and No. 4,

•principal payments due under our Department of Energy-guaranteed loans, which began in February 2020, and

•costs related to the Washington County and Baconton acquisitions.

We plan to refinance our commercial paper with long-term debt. We intend to issue first mortgage bonds to provide long-term financing of the construction costs for Vogtle Units No. 3 and No. 4 that have been financed on an interim basis with commercial paper, refinancing of the principal payments we are currently paying under our Department of Energy-guaranteed loans, and for certain other costs not financed through the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Washington County and Baconton acquisitions, and, in February 2024, we received conditional commitments for new Rural Utilities Service-guaranteed loans for these acquisitions.

Our unsecured committed lines of credit permit the issuance of up to $960 million in letters of credit on our behalf, of which $957 million remained available at March 31, 2024. This letter of credit issuance capacity includes $500 million under our $1.2 billion syndicated line of credit, $350 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2024, the required minimum level was $750 million and our actual patronage capital was $1.3 billion. These agreements contain an additional covenant that limits our secured indebtedness and unsecured indebtedness, both as defined in the credit agreements, to $14 billion and $4 billion, respectively. At March 31, 2024, we had $12.0 billion of secured indebtedness and $663 million of unsecured indebtedness outstanding.

Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At March 31, 2024, we had six members participating in the program and a balance of $95.9 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At March 31, 2024, we had $12.0 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2023 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. At March 31, 2024, we had one approved Rural Utilities Service-guaranteed loan totaling $630.3 million to fund general and environmental improvements that had $188.4 million remaining to be advanced. When advanced, the debt will be secured ratably under our first mortgage indenture. In September 2023, we received a conditional loan commitment for a new Rural Utilities Service-guaranteed loan totaling $755.2 million that we expect to begin advancing in late 2024. In February 2024, we received two additional conditional commitments for new Rural Utilities-Service-guaranteed loans totaling $87.9 million and $17.5 million, respectively, for the Washington County and Baconton acquisitions, and we expect to begin advancing on both loans in late 2024. As of March 31, 2024, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans and $4.1 billion was outstanding at March 31, 2024. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.

In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of March 31, 2024, we had repaid $486.2 million under these loans. We plan to refinance a portion of this amount by issuing first mortgage bonds before the end of 2024.
.
For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2023 Form 10-K.

Bond Financings. We plan to issue a total of approximately $750-$800 million of taxable first mortgage bonds before the end of 2024 to provide long-term financing or refinancing of expenditures related to Vogtle Units No. 3 and No. 4, including up to $350 million for the remaining long-term financing for the Vogtle units and up to $486 million to refinance principal payments on our Department of Energy-guaranteed loans that were made prior to Vogtle Unit No. 4's in-service date. We currently anticipate issuing these bonds before the end of 2024, and subject to market conditions, these bonds may be issued in more than one series.
Newly Adopted or Issued Accounting Standards
For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks disclosed in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2023 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
We are subject to construction risks for additional projects under consideration for our members to meet projected load growth in Georgia.

Georgia is projected to experience a significant increase in energy demand, including large loads, over the next several years, and we and our members are considering additional generation resources to serve this growth. Loads of 900 kilowatts or more in Georgia are subject to competition at initial operation, and our members may be selected to meet some of the additional large loads in their service territories. We and our members will use the best information we have available to us to appropriately plan for our members’ anticipated power needs. We and our members are currently evaluating up to approximately 1,500 megawatts of additional gas generation capacity through the construction of combined cycle and combustion turbine units. If we proceed with these projects under consideration, our estimated construction costs would be in the range of $2.0 billion to $2.5 billion. We are also evaluating capacity commitments for new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. We expect these additional resources to be fully subscribed by our members by the end of the second quarter 2024. We and our members may also continue to evaluate and consider additional generation beyond these resources in the future. If our members’ actual load growth is significantly lower than projected, costs related to any new facilities could increase the cost of electric service we provide to those members more than anticipated and could affect their ability to perform their contractual obligations to us.

Should we proceed with constructing generating facilities and securing additional natural gas pipeline capacity to serve these facilities, we will be exposed to construction risks. We will also be subject to construction risks for capital projects to comply with current or future environmental standards. Many factors could lead to cost increases and schedule delays for any of these projects, including:

•cost and availability of labor;
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

President Biden has signed a number of executive orders directing federal agencies to address climate change, environmental justice, and other environmental issues. President Biden also recommitted the United States to the Paris Climate Agreement in 2021. Also in 2021, under the Paris Climate Agreement’s format, the United States announced a nationally determined contribution for reducing economy-wide carbon dioxide emissions by 50-52% below 2005 levels by 2030. In order to meet the United States nationally determined contribution, analyses indicate that the power sector would have to reduce carbon dioxide emissions by about 80% below 2005 levels by 2030.

In April 2024, EPA finalized rules to replace the Affordable Clean Energy rule that limit greenhouse gas emissions from fossil-fueled electric generating units under Section 111 of the Clean Air Act in a manner consistent with the United States’ nationally determined contribution. We are reviewing the final rules to determine the impact on our existing operations and any potential future natural gas-fired resources. EPA separately announced that it would address existing natural gas-fired facilities in a future rulemaking instead of the final rule. We expect that the final rule is likely to have a significant impact on the power sector and we are reviewing the final rule to determine its impact on our operations. We believe that key assumptions in the rule, particularly regarding resource adequacy, availability and timing of required infrastructure and permitting, carbon capture and sequestration and the pace of technological advancements, continue to be unrealistic. The final rule has been challenged, and its ultimate impact will not be known until those legal challenges are complete. At this time, we cannot predict the outcome or potential cost of this rule, but such costs could be significant.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
3.1	Bylaws of Oglethorpe, as amended and restated, as of March 25, 2024. (Filed as Exhibit 3.2 to the Registrant's Form S-4, File No. 333-278279 and incorporated by reference herein.)
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Michael L. Smith (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael L. Smith (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 13, 2024	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	May 13, 2024		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)