Form 10-Q
period 2024-09-30
OGLETHORPE POWER CORP
filed 2024-11-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2023, under "Risk Factors" in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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

•our participation in any federal loan or grant programs for which we qualify and are awarded and our ability to meet the applicable loan or grant conditions and requirements;

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2024 and December 31, 2023

	(dollars in thousands)
	2024	2023
Assets
Electric plant:
In service	$17,277,262	$14,112,098
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,621,807)	(5,418,738)
Electric plant in service, net	11,958,187	8,996,092

Nuclear fuel, at amortized cost	422,693	389,662
Construction work in progress	291,326	3,294,641
Total electric plant	12,672,206	12,680,395

Investments and funds:
Nuclear decommissioning trust fund	726,972	641,239
Investment in associated companies	83,608	82,133
Long-term investments	648,298	690,732
Other	37,113	35,585
Total investments and funds	1,495,991	1,449,689

Current assets:
Cash and cash equivalents	242,773	490,592
Restricted cash and short-term investments	860	—
Short-term investments	134,149	143,931
Receivables	268,453	201,784
Inventories, at weighted average cost	327,693	337,045
Prepayments and other current assets	42,322	18,335
Total current assets	1,016,250	1,191,687

Deferred charges and other assets:
Regulatory assets	1,150,214	1,131,489
Prepayments to Georgia Power Company	15,150	13,722
Other	37,566	57,869
Total deferred charges and other assets	1,202,930	1,203,080
Total assets	$16,387,377	$16,524,851

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2024 and December 31, 2023

	(dollars in thousands)

	2024	2023
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,334,767	$1,257,917
Long-term debt	11,798,281	11,600,917
Obligation under finance leases	38,520	43,586
Obligation under Rocky Mountain transactions	31,390	29,862
Other	6,045	5,152
Total capitalization	13,209,003	12,937,434

Current liabilities:
Long-term debt and finance leases due within one year	356,671	384,426
Short-term borrowings	353,532	607,885
Accounts payable	127,489	117,272
Accrued interest	102,315	106,355
Member power bill prepayments, current	37,344	31,406
Other current liabilities	123,111	111,109
Total current liabilities	1,100,462	1,358,453

Deferred credits and other liabilities:
Asset retirement obligations	1,327,193	1,458,937
Member power bill prepayments, non-current	42,333	47,133
Regulatory liabilities	689,151	706,320
Other	19,235	16,574
Total deferred credits and other liabilities	2,077,912	2,228,964
Total equity and liabilities	$16,387,377	$16,524,851
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2024 and 2023

	(dollars in thousands)

	Three Months		Nine Months
	2024	2023	2024	2023
Operating revenues:
Sales to members	$515,497	$471,488	$1,613,134	$1,224,637
Sales to non-members	25,173	29,288	27,940	54,981
Total operating revenues	540,670	500,776	1,641,074	1,279,618
Operating expenses:
Fuel	152,582	184,766	468,091	450,402
Production	116,060	102,418	383,069	295,297
Depreciation and amortization	108,024	86,323	306,078	232,012
Purchased power	19,833	18,213	58,255	53,628
Accretion	18,626	16,739	54,665	48,969
Total operating expenses	415,125	408,459	1,270,158	1,080,308
Operating margin	125,545	92,317	370,916	199,310

Other income:
Investment income	15,018	17,233	47,970	51,558
Other	1,620	3,562	7,367	9,396
Total other income	16,638	20,795	55,337	60,954

Interest charges:
Interest expense	131,025	132,538	390,136	384,629
Allowance for debt funds used during construction	(2,259)	(49,185)	(49,088)	(202,206)
Amortization of debt discount and expense	2,857	2,632	8,355	7,890
Net interest charges	131,623	85,985	349,403	190,313
Net margin	$10,560	$27,127	$76,850	$69,951

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months and Nine Months Ended September 30, 2024 and 2023

(dollars in thousands)
Balance at December 31, 2022	$1,192,127
Net margin	24,410
Balance at March 31, 2023	$1,216,537
Net margin	18,414
Balance at June 30, 2023	$1,234,951
Net margin	27,127
Balance at September 30, 2023	$1,262,078
Balance at December 31, 2023	$1,257,917
Net margin	42,099
Balance at March 31, 2024	$1,300,016
Net margin	24,191
Balance at June 30, 2024	$1,324,207
Net margin	10,560
Balance at September 30, 2024	$1,334,767
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2024 and 2023

	(dollars in thousands)
	2024	2023
Cash flows from operating activities:
Net margin	$76,850	$69,951
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	423,643	323,256
Accretion cost	54,665	48,969
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(1,227)	(530)
Deferred outage costs	(29,209)	(30,995)
Gain on sale of investments	(37,482)	(6,422)
Regulatory deferral of costs associated with nuclear decommissioning	20,953	(15,194)
Other	(28,616)	(508)
Change in operating assets and liabilities:
Receivables	(28,281)	2,225
Inventories	(6,125)	(19,625)
Prepayments and other current assets	(11,638)	(2,290)
Accounts payable	(11,157)	(70,878)
Accrued interest	(4,040)	10,805
Accrued taxes	2,155	(3,261)
Other current liabilities	(18,621)	(60,185)
Rate management program billing credits applied	(96,466)	(40,898)
Other	1,138	(53,747)
Total adjustments	228,351	79,381
Net cash provided by operating activities	305,201	149,332
Cash flows from investing activities:
Property additions	(440,348)	(719,492)
Plant acquisition	(75,240)	(16,743)
Activity in nuclear decommissioning trust fund—Purchases	(1,276,750)	(359,461)
Activity in nuclear decommissioning trust fund—Proceeds	1,263,299	351,627
Decrease in restricted investments	—	74,031
Activity in long-term and short-term investments—Purchases	(211,904)	(198,079)
Activity in long-term and short-term investments—Proceeds	294,312	149,928
Other	1,621	19,239
Net cash used in investing activities	(445,010)	(698,950)
Cash flows from financing activities:
Long-term debt proceeds	474,894	79,284
Long-term debt payments	(309,106)	(244,621)
(Decrease) increase in short-term borrowings, net	(254,353)	533,950
Other	(18,585)	46,561
Net cash (used in) provided by financing activities	(107,150)	415,174
Net decrease in cash, cash equivalents and restricted cash	(246,959)	(134,444)
Cash, cash equivalents and restricted cash at beginning of period	490,592	625,781
Cash, cash equivalents and restricted cash at end of period	$243,633	$491,337
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$343,560	$170,189
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$(172,884)	$73,739
Accrued property additions at end of period	$66,103	$22,266
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2024 and 2023. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of results to be expected for the full year. As noted in our 2023 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2023 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$239,081	$239,081	$—	$—
International equity trust	148,384	—	148,384	—
Corporate bonds and debt	81,436	—	81,361	75
US Treasury securities	64,213	64,213	—	—
Mortgage backed securities	67,282	—	67,282	—
Domestic mutual funds	89,139	89,139	—	—
Municipal bonds	3,635	—	3,635	—
Federal agency securities	8,189	—	8,189	—
International mutual funds	3,846	—	3,846	—
Non-US Gov't bonds & private placements	3,981	—	3,981	—
Other	17,786	17,786	—	—
Long-term investments:
International equity trust	41,618	—	41,618	—
Corporate bonds and debt	19,302	—	19,302	—
US Treasury securities	25,756	25,756	—	—
Mortgage backed securities	22,556	—	22,556	—
Domestic mutual funds	373,118	373,118	—	—
Treasury STRIPS	162,752	—	162,752	—
Non-US Gov't bonds & private placements	2,863	—	2,863	—
Other	333	333	—	—
Short-term investments: Treasury STRIPS	134,149	—	134,149	—
Natural gas swaps	15,845	—	15,845	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$234,979	$234,979	$—	$—
International equity trust	134,911	—	134,911	—
Corporate bonds and debt	67,986	—	67,900	86
US Treasury securities	43,917	43,917	—	—
Mortgage backed securities	58,763	—	58,763	—
Domestic mutual funds	85,481	85,481	—	—
Municipal bonds	303	—	303	—
Federal agency securities	7,256	—	7,256	—
Non-US Gov't bonds & private placements	2,717	—	2,717	—
International mutual funds	2,012	—	2,012	—
Other	2,914	2,914	—	—
Long-term investments:
International equity trust	43,202	—	43,202	—
Corporate bonds and debt	14,151	—	14,151	—
US Treasury securities	17,243	17,243	—	—
Mortgage backed securities	15,024	—	15,024	—
Domestic mutual funds	378,387	378,387	—	—
Treasury STRIPS	220,765	—	220,765	—
Non-US Gov't bonds & private placements	1,568	—	1,568	—
Other	392	392	—	—
Short-term investments: Treasury STRIPS	143,931	—	143,931	—
Natural gas swaps	13,445	—	13,445	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2024 and December 31, 2023 were as follows:

	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$12,266,889	$11,092,890	$12,096,552	$10,638,749

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2024 and December 31, 2023 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2024, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At September 30, 2024 and December 31, 2023, the estimated fair values of our natural gas contracts were net assets of approximately $15,845,000 and $13,445,000, respectively.
At September 30, 2024 and December 31, 2023, none of our counterparties were required to post credit collateral under our natural gas swap agreements.

The following table reflects the notional volume of our natural gas derivatives as of September 30, 2024 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2024	6.3
2025	25.5
2026	22.8
2027	11.8
2028	1.2
2029	1.4
Total	69.0
The table below reflects the fair value of derivative instruments and their effect on our consolidated balance sheets at September 30, 2024 and December 31, 2023.

	Balance Sheet Location	Fair Value
		2024	2023
		(dollars in thousands)
Assets:
Natural gas swaps	Prepayments and other current assets	$12,341	$—
Natural gas swaps	Other deferred charges	$6,871	$25,459

Liabilities:
Natural gas swaps	Other current liabilities	$3,059	$10,370
Natural gas swaps	Other deferred credits	$308	$1,644
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2024 and 2023.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(dollars in thousands)
Natural gas swaps gains	Fuel	$141	$643	$746	$783
Natural gas swaps losses	Fuel	(8,461)	(2,935)	(23,107)	$(19,539)
Total		$(8,320)	$(2,292)	$(22,361)	$(18,756)
The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at September 30, 2024 and December 31, 2023.

	Balance Sheet Location	2024	2023
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$15,845	$13,445
Total		$15,845	$13,445

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying unaudited consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities as of September 30, 2024 and December 31, 2023.

	Gross Unrealized
	(dollars in thousands)
September 30, 2024	Cost	Gains	Losses	Fair Value
Equity	$338,013	$288,071	$(4,595)	$621,489
Debt	871,910	8,121	(10,179)	869,852
Other	18,041	79	(42)	18,078
Total	$1,227,964	$296,271	$(14,816)	$1,509,419

	Gross Unrealized
	(dollars in thousands)
December 31, 2023	Cost	Gains	Losses	Fair Value
Equity	$344,669	$246,795	$(5,549)	$585,915
Debt	908,316	3,938	(25,181)	887,073
Other	2,889	61	(36)	2,914
Total	$1,255,874	$250,794	$(30,766)	$1,475,902

The cost basis of our debt securities that were in unrealized loss positions at September 30, 2024 was $370,010,000. At September 30, 2024, $1,861,000 of the $10,179,000 of unrealized losses, with a cost basis of $126,120,000, relates to securities that were in unrealized loss positions for less than twelve months and $8,318,000, with a cost basis of $243,890,000, relates to securities that were in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.

The cost basis of our debt securities that were in unrealized loss positions at December 31, 2023 was $788,798,000. At December 31, 2023, $3,362,000 of the $25,181,000 of unrealized losses, with a cost basis of $169,961,000, relates to securities that were in unrealized loss positions for less than twelve months and $21,819,000, with a cost basis of $618,837,000, relates to securities that were in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.

(E)Recently Issued or Adopted Accounting Pronouncements.   In November 2023, the Financial Accounting Standards Board (FASB) issued “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments in this update require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The amendments in this update are also applicable to entities with only one reportable segment. The amendments in this update also require all annual disclosures currently required by Topic 280 to be included in interim periods. The new standard is effective for us for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. We expect to adopt the new annual disclosures as required within our 2024 Form 10-K and the interim disclosures beginning with the first quarter of fiscal 2025. Upon adoption of this standard, we anticipate no significant impact on our consolidated financial statements.
In December 2023, the FASB amended "Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update require additional disclosures related to the rate reconciliation, income taxes paid and other amendments intended to improve effectiveness and comparability. The amendments in this update are effective for us for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the future impact of this standard on our consolidated financial statements, however, we do not anticipate the impact will be significant.
In November 2024, the FASB issued “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The new standard is effective for us for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the new standard may be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard on our consolidated financial statements.

(F)Revenue Recognition.    As an electric membership cooperative, our principal business is providing wholesale electric service to our members. Our operating revenues are derived primarily from wholesale power contracts we have with each of our 38 members. These contracts, which extend to December 31, 2085, are substantially identical and obligate our members jointly and severally to pay all expenses associated with owning and operating our power supply business. As a cooperative, we operate on a not-for-profit basis and, accordingly, seek only to generate revenues sufficient to recover our cost of service and to generate margins sufficient to establish reasonable reserves and meet certain financial coverage requirements. We also sell energy and capacity to non-members through industry standard contracts and negotiated agreements, respectively. We do not have multiple operating segments.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of September 30, 2024 and December 31, 2023, we did not have any significant long-term contracts with non-members.
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

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2024 and 2025, our board has approved targeted margins for interest ratios of 1.14 and 1.10, respectively. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of September 30, 2024 and September 30, 2023, we recognized refund liabilities totaling $41,850,000 and $10,300,000, respectively. As of December 31, 2023, we recognized refund liabilities totaling $34,266,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2024	2023	2024	2023
Capacity revenues	$362,852	$287,067	$1,120,280	$763,294
Energy revenues	152,645	184,421	492,854	461,343
Total	$515,497	$471,488	$1,613,134	$1,224,637

During the three months ended September 30, 2024, we recorded a reduction of $37,300,000 in fuel expense and a corresponding decrease in member energy revenues for the settlement of two claims related to spent nuclear fuel storage costs. The combined settlements were credited to fuel expense, electric plant in service and production expenses, the accounts to which the original costs were recorded. For additional information regarding the claims for spent nuclear fuel storage costs, see Note P.
Receivables from contracts with our members at September 30, 2024 and December 31, 2023 were $146,720,000 and $170,901,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2024	2023	2024	2023
Energy revenues	$25,173	$20,705	$26,368	$42,011
Capacity revenues	—	8,583	1,572	12,970
Total	$25,173	$29,288	$27,940	$54,981
Energy revenues from non-members for the three and nine months ended September 30, 2024 and September 30, 2023 were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. For the three and nine months ended September 30, 2023, we also recognized capacity revenues from non-members related to a tolling agreement associated with the two units we acquired at the Washington Power Plant in 2022. No capacity revenues were recognized during the three months ended September 30, 2024 due to the expiration of the tolling agreement in May 2024.
The remainder of our receivables is primarily related to transactions with Georgia Power, affiliated companies and investment income. Our receivables from non-members at September 30, 2024 and December 31, 2023 were $121,733,000 and $30,883,000, respectively. Of our non-members receivables, receivables from Georgia Power at September 30, 2024 and December 31, 2023 were $89,564,000 and $12,001,000, respectively. Our Georgia Power receivables at September 30, 2024 included $78,300,000 related to spent nuclear fuel storage costs litigation. For additional information on spent nuclear fuel storage costs, see Note P.

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
In 2018, we began an additional rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. In December 2022, collections from our members ended for this rate management program. Under this program, billing credits to participating members during the nine months ended September 30, 2024 and 2023 were $91,228,000 and $47,140,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The cumulative amount billed since inception of the program totaled $369,102,000. As of September 30, 2024, $227,136,000 was our remaining liability to be credited to our members' bills. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and nine months ended September 30, 2024 and 2023 was insignificant.
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
We combine lease and nonlease components for all lease agreements.

Classification	September 30, 2024	December 31, 2023
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(282,100)	(278,586)
Total finance lease assets	$20,632	$24,146
Lease liabilities—Finance leases
Obligations under finance leases	$38,520	$43,586
Long-term debt and finance leases due within one year	9,868	9,351
Total finance lease liabilities	$48,388	$52,937

Classification	September 30, 2024	December 31, 2023
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$8,043	$6,587
Total operating lease assets	$8,043	$6,587
Lease liabilities—Operating leases
Capitalization—Other	$6,045	$5,152
Other current liabilities	1,944	1,529
Total operating lease liabilities	$7,989	$6,681

		Three months ended		Nine months ended
Lease Cost	Classification	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,338	$2,100	$7,014	$6,299
Interest on lease liabilities	Interest expense	1,400	1,638	4,199	4,914
Operating lease cost:	Inventory(1) & production expense	582	329	1,702	986
Total leased cost		$4,320	$4,067	$12,915	$12,199
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2024	December 31, 2023
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	4.56	5.26
Operating leases	5.15	5.77
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.34%	6.37%

	Nine months ended September 30,
	2024	2023
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,925	$3,389
Operating cash flows from operating leases	$1,796	$1,066
Financing cash flows from finance leases	$4,550	$4,086
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,791	$—
Maturity analysis of our finance and operating lease liabilities as of September 30, 2024 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2024	$7,475	$582	$8,057
2025	14,949	2,353	17,302
2026	14,949	2,061	17,010
2027	14,949	1,784	16,733
2028	3,052	1,674	4,726
Thereafter	7,631	957	8,588
Total lease payments	$63,005	$9,411	$72,416
Less: imputed interest	(14,617)	(1,422)	(16,039)
Present value of lease liabilities	$48,388	$7,989	$56,377
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Lease income	$1,385	$1,686	$4,164	$5,062
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
In July 2020, a group of individual plaintiffs filed a complaint, which was amended in December 2022, in the Superior Court of Fulton County, Georgia against Georgia Power alleging that the construction and operation of Plant Scherer, of which we are a co-owner, has impacted groundwater, surface water, and air, resulting in alleged personal injuries and property damage. The plaintiffs seek an unspecified amount of monetary damages including punitive damages, a medical monitoring fund, and injunctive relief. In December 2022, the Superior Court of Fulton County granted Georgia Power’s motion to transfer the case to the Superior Court of Monroe County. In May 2023, the Superior Court of Monroe County denied Georgia Power’s motion to dismiss the case for lack of subject matter jurisdiction. In July 2023, the Superior Court of Monroe County denied the remaining motions to dismiss certain claims and plaintiffs that Georgia Power filed at the outset of the case. On March 11, 2024, Georgia Power filed a motion to dismiss certain claims. On March 14, 2024, Georgia Power filed motions for summary judgment. In May 2024, Georgia Power filed additional motions for summary judgment. In August 2024, the court denied certain motions for summary judgment, granted other motions for summary judgment, and reserved ruling on other motions (including motions for summary judgment).

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
(I)Restricted Cash and Short-Term Investments.
Restricted cash consists of collateral posted by our counterparties under our natural gas swap agreements and power and natural gas purchase and sale agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited consolidated balance sheets that sum to the total of the same such amounts reported in the unaudited consolidated statements of cash flows.

Classification
	Nine months ended
	September 30, 2024	September 30, 2023
	(dollars in thousands)
Cash and cash equivalents	$242,773	$484,237
Restricted cash included in restricted cash and short-term investments	860	7,100
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$243,633	$491,337
(J)Regulatory Assets and Liabilities.    We apply the accounting guidance for regulated operations. Regulatory assets represent certain costs that are probable of recovery through future rates. We expect to recover such costs from our members in future revenues through rates under the wholesale power contracts we have with each of our members. The wholesale power contracts extend through December 31, 2085. Regulatory liabilities represent certain items of income that we are retaining and will be applied in the future to reduce revenues required to be recovered from our members.

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	2024	2023
	(dollars in thousands)
Regulatory Assets:
Premium and loss on reacquired debt(a)	$22,559	$25,476
Amortization of financing leases(b)	25,719	28,780
Outage costs(c)	37,118	30,040
Asset retirement obligations—Ashpond and other(l)	327,467	343,523
Depreciation expense - Plant Vogtle(d)	33,058	34,125
Depreciation expense - Plant Wansley(e)	342,449	335,884
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	54,776	55,159
Interest rate options cost(g)	132,158	137,463
Deferral of effects on net margin—TA Smith Energy Facility(h)	126,327	130,786
Deferral of effects on net margin—BC Smith Energy Facility(p)	20,338	1,817
Other regulatory assets(o)	28,245	8,436
Total Regulatory Assets	$1,150,214	$1,131,489
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$37,363	$25,992
Deferral of effects on net margin—Hawk Road Energy Facility(h)	15,558	16,020
Deferral of effects on net margin—BC Smith Energy Facility(p)	—	546
Major maintenance reserve(j)	91,988	120,547
Deferred debt service adder(k)	182,674	170,466
Asset retirement obligations—Nuclear(l)	116,956	47,217
Revenue deferral plan(m)	227,136	308,507
Natural gas hedges(n)	15,845	13,445
Other regulatory liabilities(o)	1,631	3,580
Total Regulatory Liabilities	$689,151	$706,320
Net Regulatory Assets	$461,063	$425,169

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
(f)Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization commenced effective with the commercial operation date of each unit and is amortized to expense over the life of the units.
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
(l)Represents the difference in the timing of recognition of decommissioning costs for financial statement purposes versus rate making purposes, as well as the deferral of unrealized gains and losses of funds set aside for decommissioning.
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
(p)Effects on net margin for the BC Smith Energy Facility that are being deferred until on or before January 2028 and will be amortized over the remaining life of the plant.

(K)Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2028, with the majority of the balance scheduled to be credited by the end of 2026.
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
Together, the Original FFB Documents and Additional FFB Documents provide for a term loan facility (the Facility) under which we borrowed a total of $4,633,028,088. We received our final advance under the Facility in December 2022. Interest is payable quarterly in arrears and principal payments on all advances under the FFB Notes began on February 20, 2020. As of September 30, 2024, we have repaid $550,067,342 of principal on the FFB Notes and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,082,960,746. The final maturity date is February 20, 2044. We may voluntarily prepay outstanding borrowings under the Facility. Under the FFB Documents, any prepayment will be subject to a make-whole premium or discount, as applicable. Any amounts prepaid may not be re-borrowed.

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
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2024, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $124,894,000, consisting of $105,458,000 for the Washington and Baconton acquisition loans and $19,436,000 for long-term financing of general and environmental improvements at existing plants.
In October 2024, we received an additional $192,599,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Lines of Credit:
(i) In May 2024, we amended our syndicated line of credit facility among eleven lenders, including National Rural Utilities Cooperative Finance Corporation, as administrative agent to extend the maturity date for five years to May 23, 2029. In connection with this amendment, we increased the available amount under the credit agreement to $1,275,000,000 from $1,210,000,000.
(ii) In September 2024, we amended our JPMorgan Chase Bank, N.A. line of credit facility to extend the maturity date to March 26, 2027. In connection with this amendment, we decreased the available amount under the credit agreement to $200,000,000 from $350,000,000.
Both of the above renewed credit agreements contain customary representations, warranties, covenants, events of default and acceleration, including financial covenants to maintain patronage capital of at least $900,000,000, previously $750,000,000 and limits our unsecured indebtedness, as defined by the credit agreement, at $4,000,000,000. At September 30, 2024, our actual patronage capital was $1,334,767,000 and we had $353,532,000 of unsecured indebtedness outstanding.
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

Georgia Power placed Unit No. 3 in service on July 31, 2023 and placed Unit No. 4 in service on April 29, 2024.

Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. As of September 30, 2024, our actual costs related to the new Vogtle units were approximately $8.3 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $427 million we received from Georgia Power. We estimate that our proportionate share of remaining additional capital costs to be incurred on the project through the end of 2024 to be $10-$15 million.

For additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4, see Note 8 in our 2023 Form 10-K.

Plant Vogtle Unit No. 3 and No. 4 Production Tax Credits

For the nine months ended September 30, 2024 and 2023, we sold Georgia Power $54,764,000 and $8,623,000, respectively, of nuclear production tax credits and recognized the amounts as credits to the Production expense line item within our consolidated income statements. In 2023, we sold Georgia Power $21,700,000 of nuclear production tax credits.
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
(O)Asset Retirement Obligations. On February 14, 2024, Plant Vogtle Unit No. 4's nuclear reactor achieved self-sustaining nuclear fission, commonly referred to as initial criticality. During the first quarter of 2024, we recognized a new nuclear asset retirement obligation totaling $65.1 million.

During the third quarter of 2024, we obtained revised decommissioning cost site studies for all our nuclear units, including Plant Hatch Units No. 1 and No. 2 and Plant Vogtle Units No. 1 through No. 4. Based on the revised studies and engineering judgment of personnel experienced in the nuclear regulatory environment, we recorded a decrease of approximately $235.2 million in asset retirement obligations and a corresponding decrease in asset retirement costs (electric plant in service). The decrease was primarily due to extending the assumed decommissioning dates of the reactors and an increase in credit-adjusted risk-free rates, partially offset by an increase in base year decommissioning costs. While evaluating the probability of the assumed dates of decommissioning, factors considered included, but were not limited to, examination of the nuclear unit's remaining operating and economic life, re-licensing expectations, and industry trends. Ultimately, the revised cost site studies reflected later assumed dates of decommissioning than the prior studies.

During the nine months ended September 30, 2024, no change in cash flow estimates related to existing coal ash related asset retirement obligations was recorded. We expect to receive updated estimates from Georgia Power regarding closure costs and the timing of expenditures in the fourth quarter of 2024.

(P)Spent Nuclear Fuel Storage Costs. On June 7, 2024, the U.S. Court of Federal Claims entered a final judgment awarding damages to Georgia Power for spent nuclear fuel storage costs incurred at Plants Hatch and Vogtle from January 1, 2011 through December 31, 2014. Our share of the judgements is approximately $39,400,000. As of September 30, 2024, we recorded a settlement receivable of approximately $39,400,000 in our unaudited consolidated financial statements.

On August 15, 2024, the U.S. Court of Federal Claims entered a final judgment awarding damages to Georgia Power for spent nuclear fuel storage costs incurred at Plants Hatch and Vogtle from January 1, 2015 through December 31, 2019. Our share of the judgements is approximately $38,900,000. As of September 30, 2024, we recorded a settlement receivable of approximately $38,900,000 in our unaudited consolidated financial statements.

The combined receivables totaled $78,300,000 and credits were recorded to the accounts to which the original costs were recorded. We credited fuel expense by $37,300,000, electric plant in service by $33,100,000 and production expenses by $7,900,000. For additional information regarding claims seeking damages for spent nuclear fuel storage costs, see Note 1g in our 2023 Form 10-K. We expect collection of both receivables by the end of the first quarter of 2025.

(Q)SONAT Agreements. We have executed precedent agreements with Southern Natural Gas Company, LLC (SONAT) that became effective in August 2024. The agreements provide for firm natural gas transportation needed to serve a new approximately 1,200 to 1,500 megawatt two-unit combined cycle generation facility to be constructed in Monroe County, Georgia and additional firm transportation to our BC Smith Energy Facility. The firm transportation capacity is contingent upon completion of these expansion projects by SONAT. Total fixed charges over the 20-year base terms will be approximately $1,901,000,000. Our obligation to make payments begins when the pipeline expansion projects are placed into service, both of which are projected to be November 2028.

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
In September 2024, Hurricane Helene caused extensive damage in the Southeastern United States, including large areas of Georgia. While the hurricane only resulted in minor impacts on our generation resources during the storm, it caused significant damage in several of our members’ service territories and to the electrical transmission and distribution systems across Georgia, including the distribution systems of a few of our members. We are working with a couple of our smaller members to allow a relatively short grace period for their October 2024 bills totaling less than $4.5 million combined. We do not expect the hurricane to affect our financial condition or results of operations.
Results of Operations
For the Three and Nine Months Ended September 30, 2024 and 2023
Net Margin
Our net margins for the three-month and nine-month periods ended September 30, 2024 were $10.6 million and $76.9 million, compared to $27.1 million and $70.0 million for the same periods of 2023, respectively. Through September 30, 2024, we collected approximately 111% of our targeted net margin of $69.4 million for the year ending December 31, 2024. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2024 targeted margins for interest ratio of 1.14. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $41.8 million and $10.3 million as of September 30, 2024 and September 30, 2023, respectively. For 2025, our board has approved a targeted margins for interest ratio of 1.10. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2023 Form 10-K.
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

The components of member revenues for the three-month and nine-month periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)
	2024	2023	% Change	2024	2023	% Change
Capacity revenues	$362,852	$287,067	26.4%	$1,120,280	$763,294	46.8%
Energy revenues	152,645	184,421	(17.2)%	492,854	461,343	6.8%
Total	$515,497	$471,488	9.3%	$1,613,134	$1,224,637	31.7%
MWh Sales to members(1)	9,180,278	8,355,880	9.9%	23,572,242	21,151,772	11.4%
Cents/kWh	5.62	5.64	(0.4)%	6.84	5.79	18.1%
Member energy requirements supplied(1)	71%	67%	6.0%	69%	67%	3.0%
(1) Excludes test energy megawatt-hours from Plant Vogtle Units No. 3 and No. 4 supplied to members. Any revenues and costs associated with test energy were capitalized.

Energy revenues from members decreased for the three-month period ended September 30, 2024 compared to the same period in 2023 primarily due to recording the litigation settlement related to spent nuclear fuel storage costs in September 2024. Upon recognition of the settlement, we recorded a $37.3 million reduction in fuel expense and a corresponding decrease in member energy revenues. This decrease in member energy revenues was partially offset by an increase in megawatt-hours sold to members during the three-month period ended September 30, 2024. For additional information regarding spent nuclear fuel storage costs litigation, see Notes F and P of Notes to Unaudited Consolidated Financial Statements. Energy revenues from members increased for the nine-month period ended September 30, 2024 compared to the same period in 2023, primarily due to the increase in megawatt-hours sold to members and recovery of higher fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased for the three-month and nine-month periods ended September 30, 2024 compared to the same periods in 2023, primarily due to the recovery of increased fixed operating expenses, net interest expense and depreciation expense as a result of Plant Vogtle Units No. 3 and No. 4 being placed in service on July 31, 2023 and April 29, 2024, respectively.

Sales to non-members.    Sales to non-members during the three-month and nine-month periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)

	2024	2023	% Change	2024	2023	% Change
Energy revenues	$25,173	$20,705	21.6%	$26,368	$42,011	(37.2)%
Capacity revenues	—	8,583	(100.0)%	1,572	12,970	(87.9)%
Total	$25,173	$29,288	(14.1)%	$27,940	$54,981	(49.2)%
MWh Sales to non-members	707,330	591,926	19.5%	760,831	1,317,214	(42.2)%
Cents/kWh	3.56	4.95	(28.1)%	3.67	4.17	(12.0)%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members increased for the three-month period ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in megawatt-hours sold to non-members. Energy revenues from non-members decreased for the nine-month period ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in megawatt-hours sold to non-members as a result of a scheduled major maintenance outage at BC Smith that ended in the third quarter of 2024. Capacity revenues from non-members are related to a tolling agreement associated with the two units we acquired at the Washington Power Plant in December 2022. Capacity revenues from non-members decreased for the three-month and nine-month periods ended September 30, 2024 compared to the same periods in 2023 due to the expiration of the tolling agreement on May 31, 2024.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Coal	$35,160	$51,245	(31.4)%	935,786	1,351,874	(30.8)%	3.76	3.79	(0.8)%
Nuclear	31,428	23,183	35.6%	3,679,964	2,946,426	24.9%	0.85	0.79	7.6%
Nuclear Fuel Credits(2)	(37,300)	—	N/M	—	—	N/M	N/M	N/M	N/M
Gas:
Combined Cycle	86,417	85,383	1.2%	4,268,071	4,311,980	(1.0)%	2.02	1.98	2.0%
Combustion Turbine	36,877	24,955	47.8%	1,229,627	721,388	70.5%	3.00	3.46	(13.3)%
	$152,582	$184,766	(17.4)%	10,113,448	9,331,668	8.4%	1.51	1.98	(23.7)%

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Coal	$110,950	$101,088	9.8%	2,768,633	2,638,082	4.9%	4.01	3.83	4.7%
Nuclear	87,001	57,578	51.1%	10,554,329	7,775,074	35.7%	0.82	0.74	10.8%
Nuclear Fuel Credits(2)	(37,300)	—	N/M	—	—	N/M	N/M	N/M	N/M
Gas:
Combined Cycle	243,702	247,772	(1.6)%	9,810,906	11,338,512	(13.5)%	2.48	2.19	13.2%
Combustion Turbine	63,738	43,964	45.0%	1,823,543	1,301,303	40.1%	3.50	3.38	3.6%
	$468,091	$450,402	3.9%	24,957,411	23,052,971	8.3%	1.88	1.95	(3.6)%

(1) Excludes test energy megawatt-hours generated at Plant Vogtle Units No. 3 and No. 4.
(2) Represents credits to fuel expense for settlements related to spent nuclear fuel storage costs. For additional information regarding spent nuclear fuel storage costs litigation, see Notes F and P of Notes to Unaudited Consolidated Financial Statements.

Total fuel costs decreased for the three-month period ended September 30, 2024 compared to the same period in 2023 as a result of the recognition of a $37.3 million reduction in fuel expense associated with the recovery of spent nuclear fuel storage costs and a decrease in the average cost of fuel. This decrease in fuel costs was offset by an increase in generation for members. Total fuel costs increased for the nine-month period ended September 30, 2024 compared to the same period in 2023 as a result of an increase in generation for members offset by the decrease in energy costs related to the litigation settlement. The increase in generation was primarily due to Plant Vogtle Units No. 3 and No. 4 being placed in service on July 31, 2023 and April 29, 2024, respectively, and our members obtaining more of their energy requirements from us rather than their third party suppliers due to relative energy prices during the three-month and nine-month periods ended September 30, 2024. The decrease in average fuel cost was primarily due to a reduction in fuel costs related to the spent nuclear fuel storage costs litigation and partially due to an increase in generation from our relatively more economical nuclear units.
Production Expenses
Production costs increased for the nine-month period ended September 30, 2024 as compared to the same period of 2023 as a result $54.9 million higher fixed major maintenance outage costs associated with our combined cycle plants. Production costs also increased as a result of $48.6 million in production costs related to Plant Vogtle Units No. 3 and No. 4 for the nine-month period. Production costs for the new Vogtle units are net of $54.8 million in credits recognized during the period from the sale of nuclear production tax credits to Georgia Power. Production costs remained relatively unchanged for the comparable three-month periods.
Depreciation and Amortization Expenses
Depreciation and amortization increased for the three-month and nine-month periods ended September 30, 2024 as compared to the same periods in 2023 primarily as a result of $33.9 million and $84.0 million in depreciation expense for the three-month and nine-month periods ended September 30, 2024, respectively, related to Plant Vogtle Units No. 3 and No. 4 being placed in service.
Interest Charges
Net interest charges increased for the three-month and nine-month periods ended September 30, 2024 as compared to the same periods in 2023 as a result of lower capitalization of interest expense due to Plant Vogtle Units No. 3 and No. 4 being placed in service.

Financial Condition
Balance Sheet Analysis as of September 30, 2024
Assets
Electric plant in service increased by approximately $3.2 billion with a corresponding decrease of $3.0 billion in construction work in progress, primarily due to Plant Vogtle Unit No. 4 being placed in service. During the third quarter of 2024, we recorded a decrease of approximately $235.2 million in electric plant in service and a corresponding decrease in asset retirement obligations as we obtained revised decommissioning cost site studies for all our nuclear units. The decrease was primarily due to extending the assumed date of decommissioning for the reactors and an increase in credit-adjusted risk-free rates, partially offset by an increase in base year decommissioning costs. For additional information regarding such change in our asset retirement obligations, see Note O of Notes to Unaudited Consolidated Financial Statements. Cash used for property additions for the nine-month period ended September 30, 2024 totaled $515.6 million. Of this amount, $109.7 million was associated with nuclear fuel purchases, $87.5 million was for construction expenditures for Vogtle Unit No. 4 and $75.2 million for the Walton acquisition. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $85.7 million increase in the nuclear decommissioning trust fund was primarily due to reinvestment of fund earnings and an increase in the fair market value of investments due to continued appreciation in the stock market during the nine-month period ended September 30, 2024.

Long-term investments decreased $42.4 million for the nine-month period ended September 30, 2024, primarily due to $155.6 million redeemed to fund expenses associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, and to fund major maintenance outages expenses. Largely offsetting these decreases was a $70.0 million increase in funds invested, including reinvestment of earnings, and a $25.4 million increase in fair market value. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.
Receivables increased $66.7 million for the nine-month period ended September 30, 2024 primarily due to a $76.6 million increase in receivables from Georgia Power related to a $78.3 million settlement receivable for spent nuclear fuel storage costs litigation judgements. See Notes F and P of Notes to Unaudited Consolidated Financial Statements for a discussion of the spent nuclear fuel storage costs litigation.
Prepayments and other current assets increased $24.0 million during the nine-month period ended September 30, 2024 primarily due to a $12.3 million increase in the fair value of our natural gas hedges and an $8.1 million increase in prepayments for future major maintenance outage costs at our natural gas-fired facilities.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $169.6 million primarily as a result of the issuance of $350.0 million of Series 2024A green first mortgage bonds and $124.9 million in advances under our Rural Utilities Service-guaranteed loans. Offsetting these increases was $304.6 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provides interim financing for Vogtle Units No. 3 and No. 4 construction costs and the Walton acquisition, decreased $254.3 million during the nine-month period ended September 30, 2024. During this period, repayments totaled $493.0 million and total short-term borrowings were $238.7 million.

Asset retirement obligations decreased $131.7 million for the nine-month period ended September 30, 2024 primarily due to a decrease in cash flows estimates for nuclear asset retirement obligations of $235.2 million offset by recognized nuclear asset retirement obligations of $65.1 million due to Plant Vogtle Unit No. 4's nuclear reactor achievement of self-sustaining nuclear fission and $54.7 million in accretion expense. See Note O of Notes to Unaudited Consolidated Financial Statements for a discussion of our asset retirement obligations.

Regulatory liabilities decreased $17.2 million for the nine-month period ended September 30, 2024 primarily due to a net $81.4 million decrease in the liability for our revenue deferral rate management plan, which is associated with the new Vogtle units, and a net $28.6 million decrease in the liability for collections of future major maintenance outage costs. Offsetting these decreases was a $69.7 million increase in deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments, and a $12.2 million increase in the liability for collections of future debt service payments. See Notes F and Note J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.
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
Georgia Power placed Unit No. 3 in service on July 31, 2023 and placed Unit No. 4 in service on April 29, 2024.
Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 660 megawatts. As of September 30, 2024, our actual costs related to the new Vogtle units were approximately $8.3 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $427 million we received from Georgia Power. We estimate that our proportionate share of remaining additional capital costs to be incurred on the project through the end of 2024 to be $10-$15 million.

See “Item 1 – BUSINESS – OUR POWER SUPPLY RESOURCES – Future Power Resources – Vogtle Units No. 3 and No. 4” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4.

Other Future Power Resources
As a result of projected load growth in Georgia, we and our members have approved the development and construction of two new natural gas-fired generation resources. One of the projects is an approximately 1,200 to 1,500 megawatt two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our preliminary cost estimate for this facility is approximately $1.8 billion and the projected commercial operation date is 2029. The other project is an approximately 240 megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. Our preliminary cost estimate for this unit is approximately $360 million and the projected commercial operation date is 2029. In connection with these additional resources, we entered into agreements to provide firm capacity on new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. We and our members may also continue to consider additional generation beyond these resources in the future.

Grid Resilience and Innovation Partnerships (GRIP) Program

On October 18, 2023, the Georgia Environmental Finance Authority, together with application partners Oglethorpe, Georgia Transmission Corporation and Georgia System Operations Corporation, announced that they had been selected for a $250 million grant under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program. As part of the grant application, Oglethorpe applied for an aggregate of 75 megawatts of utility-scale battery storage which is estimated to utilize approximately $80 million of the total award. On October 1, 2024, Oglethorpe and its application partners were awarded the grant under the GRIP program. Receipt of any grant proceeds is subject to meeting program requirements.

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
On April 25, 2024, the Environmental Protection Agency issued a final rule to regulate carbon dioxide (CO2) emissions from fossil-fueled electric generating units under section 111 of the Clean Air Act (CAA). The primary focus of EPA’s final rule is to (i) establish emission guidelines for states to set CO2 performance standards for existing coal-fired generating units and other fossil-fueled steam generating units that burn oil and natural gas under section 111 (d) of the Clean Air Act; and (ii) revise the new source performance standards for CO2 emissions from new and reconstructed stationary combustion turbines that burn natural gas and/or other fossil fuels under section 111 (b) of the CAA. We expect that the final rule is likely to have a significant impact on the power sector and we are reviewing the final rule to determine its impact on our operations. We believe that key assumptions in the rule, particularly regarding resource adequacy, availability and timing of required infrastructure and permitting, carbon capture and sequestration and the pace of technological advancements, continue to be unrealistic. A number of industry groups, electric generators and states have challenged the final rule in the U.S. Circuit Court of Appeals for the D.C. Circuit. On July 19, 2024, the U.S. Circuit Court of Appeals for the D.C. Circuit denied motions to stay the new rule pending judicial review. On October 16, 2024, the U.S. Supreme Court denied emergency applications to stay implementation of the new rule. The ultimate impact of the rule will not be known until these legal challenges are complete. At this time, we cannot predict the outcome or potential cost of this rule, but such costs could be significant.

The incoming Trump administration is expected to direct EPA to reconsider and revise or rescind the EPA’s final rule regulating CO2 emissions from power plants, among other regulatory actions affecting the power sector. Although we anticipate EPA’s review of such regulations likely will result in less stringent requirements, we cannot predict the outcome of any final agency actions or court challenges to such final actions.

Liquidity
On May 23, 2024, we amended our syndicated line of credit among eleven lenders, including National Rural Utilities Cooperative Finance Corporation, as administrative agent to extend the maturity date for five years to May 23, 2029. In connection with this amendment, we increased the available amount under the credit agreement to $1.275 billion from $1.21 billion. On September 26, 2024, we amended our JPMorgan Chase Bank, N.A. line of credit facility to extend the maturity date to March 26, 2027. In connection with this amendment, we decreased the available amount under the credit agreement to $200 million from $350 million.

At September 30, 2024, we had $1.6 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $243 million in cash and cash equivalents, and $1.4 billion available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2024	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 11 banks led by CFC(1)	$1,275	$920	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at September 30, 2024.

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
(3)At September 30, 2024, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

We have the flexibility to use the $1.275 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.275 billion syndicated line of credit. At September 30, 2024, our outstanding commercial paper primarily was used to provide interim funding for:

•payments related to the construction of Vogtle Units No. 3 and No. 4,

•principal payments made under our Department of Energy-guaranteed loans, from February 2020 prior to the commercial operation date of Vogtle Unit 4, and

•costs related to the Walton acquisition.

We plan to refinance our commercial paper with long-term debt. We intend to issue first mortgage bonds to provide for long-term financing of the construction costs for Vogtle Units No. 3 and No. 4 that have been financed on an interim basis with commercial paper, refinancing of the principal payments made under our Department of Energy-guaranteed loans prior to commercial operation of Vogtle Unit No. 4, and certain other costs not financed through the Rural Utilities Service. Rural Utilities Service financing is our preferred source of long-term financing for the Walton acquisition.

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $807 million remained available at September 30, 2024. This letter of credit issuance capacity includes $500 million under our $1.275 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2024, the highest required minimum level was $900 million and our actual patronage capital was $1.3 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At September 30, 2024, we had $354 million of unsecured indebtedness outstanding.

Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At September 30, 2024, we had six members participating in the program and a balance of $79.6 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At September 30, 2024, we had $12.3 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2023 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our current Rural Utilities Service-Guaranteed Loans as of September 30, 2024 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced September 30, 2024	Amount Remaining September 30, 2024
	(dollars in millions)
General and Environmental Improvements	$630.3	$455.3	$175.0
General and Environmental Improvements	755.2	—	755.2
Washington Acquisition	87.9	87.9	—
Baconton Acquisition	17.5	17.5	—
Total	$1,490.9	$560.7	$930.2

In August 2024, we fully advanced the Washington and Baconton acquisition loans. In October 2024, we began advancing on the $755.2 million approved general and environmental improvements loan and received $187.3 million in loan advances.

When advanced, the debt will be secured ratably under our first mortgage indenture. As of September 30, 2024, we had $2.6 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. Under the Department of Energy-guaranteed loans we have $4.1 billion outstanding at September 30, 2024. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.

In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of September 30, 2024, we had repaid $550.1 million under these loans. We refinanced a portion of this amount by issuing green first mortgage bonds in June 2024.

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

We plan to issue approximately $350-$450 million of additional taxable first mortgage bonds in early 2025 to provide long-term financing or refinancing of expenditures related to Vogtle Units No. 3 and No. 4, including up to $350 million for the remaining long-term financing of the Vogtle units and up to $100 million, which, in addition to the $350 million that we issued in June 2024, will be used to refinance a portion of the $486 million of principal payments on our Department of Energy-guaranteed loans that were made prior to Vogtle Unit No. 4's in-service date.
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
Item 4.    Controls and Procedures
As of September 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2023 Form 10-K and quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
G. Kenneth Warren, Jr. Announces January 2025 Retirement
On November 11, 2024, G. Kenneth Warren, Jr., our Vice President, Controller, announced his planned retirement effective January 15, 2025. Mr. Warren has served as our Vice President, Controller since May 2011 and expects to continue in his current role through January 15, 2025 to ensure the orderly transfer of responsibilities to a successor Vice President, Controller.

Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
4.1
Eighty-Eighth Supplemental Indenture, dated as of May 30, 2024, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Series 2024 (FFB AF48) Note, Series 2024 (RUS AF48) Reimbursement Note, Series 2024 (FFB AG48) Note, Series 2024 (RUS AG48) Reimbursement Note, Series 2024 (FFB AH48) Note and Series 2024 (RUS AH48) Reimbursement Note.

4.2
Eighty-Ninth Supplemental Indenture, dated as of June 1, 2024, made by Oglethorpe to U.S. Bank National Association, as trustee, relating to the Oglethorpe Power Corporation Green First Mortgage Bonds, Series 2024A.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 13, 2024	By:	/s/ Michael L. Smith
Michael L. Smith President and Chief Executive Officer

Date:	November 13, 2024		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)