Form 10-Q
period 2025-03-31
OGLETHORPE POWER CORP
filed 2025-05-14
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
FOR THE QUARTER ENDED MARCH 31, 2025

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2024, and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2025 and December 31, 2024

	(dollars in thousands)
	2025	2024
Assets
Electric plant:
In service	$17,399,057	$17,388,476
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,775,301)	(5,701,627)
Electric plant in service, net	11,926,488	11,989,581

Nuclear fuel, at amortized cost	415,114	402,328
Construction work in progress	456,401	320,167
Total electric plant	12,798,003	12,712,076

Investments and funds:
Nuclear decommissioning trust fund	723,015	721,624
Investment in associated companies	85,407	86,720
Long-term investments	638,561	645,166
Other	39,401	38,862
Total investments and funds	1,486,384	1,492,372

Current assets:
Cash and cash equivalents	234,324	337,813
Restricted cash and short-term investments	15,200	500
Short-term investments	119,860	124,572
Receivables	232,342	246,581
Inventories, at weighted average cost	346,428	356,285
Prepayments and other current assets	88,744	44,218
Total current assets	1,036,898	1,109,969

Deferred charges and other assets:
Regulatory assets	1,106,060	1,103,633
Prepayments to Georgia Power Company	17,326	16,334
Other	50,808	43,154
Total deferred charges	1,174,194	1,163,121
Total assets	$16,495,479	$16,477,538

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2025 and December 31, 2024

	(dollars in thousands)

	2025	2024
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,371,424	$1,328,418
Long-term debt	12,137,161	12,134,194
Obligation under finance leases	33,173	33,173
Obligation under Rocky Mountain transactions	32,448	31,910
Other	5,242	5,715
Total capitalization	13,579,448	13,533,410

Current liabilities:
Long-term debt and finance leases due within one year	395,130	398,979
Short-term borrowings	189,042	145,604
Accounts payable	65,052	138,537
Accrued interest	105,455	81,425
Member power bill prepayments, current	33,125	31,258
Other current liabilities	117,952	140,611
Total current liabilities	905,756	936,414

Deferred credits and other liabilities:
Asset retirement obligations	1,285,530	1,279,121
Member power bill prepayments, non-current	50,208	54,183
Regulatory liabilities	662,088	661,592
Other	12,449	12,818
Total deferred credits and other liabilities	2,010,275	2,007,714
Total equity and liabilities	$16,495,479	$16,477,538
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2025 and 2024

	(dollars in thousands)

	Three Months
	2025	2024
Operating revenues:
Sales to members	$668,301	$535,370
Sales to non-members	9,275	944
Total operating revenues	677,576	536,314
Operating expenses:
Fuel	242,647	167,046
Production	130,328	118,090
Depreciation and amortization	106,257	94,105
Purchased power	21,731	19,220
Accretion	14,532	17,622
Total operating expenses	515,495	416,083
Operating margin	162,081	120,231

Other income:
Investment income	8,497	17,052
Other	3,559	2,804
Total other income	12,056	19,856

Interest charges:
Interest expense	132,434	129,391
Allowance for debt funds used during construction	(3,728)	(34,107)
Amortization of debt discount and expense	2,425	2,704
Net interest charges	131,131	97,988
Net margin	$43,006	$42,099
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2025 and 2024

(dollars in thousands)
Balance at December 31, 2023	$1,257,917
Net margin	42,099
Balance at March 31, 2024	$1,300,016
Balance at December 31, 2024	$1,328,418
Net margin	43,006
Balance at March 31, 2025	$1,371,424
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2025 and 2024

	(dollars in thousands)
	2025	2024
Cash flows from operating activities:
Net margin	$43,006	$42,099
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	147,277	131,940
Accretion cost	14,532	17,622
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(645)	(347)
Deferred outage costs	(22,938)	(11,856)
(Gain) loss on sale of investments	(1,152)	471
Regulatory deferral of costs associated with nuclear decommissioning	2,427	(8,125)
Other	(5,986)	(14,480)
Change in operating assets and liabilities:
Receivables	2,691	26,609
Inventories	9,856	7,683
Prepayments and other current assets	(20,391)	(30,569)
Accounts payable	(68,043)	(49,628)
Accrued interest	24,030	14,718
Accrued taxes	(35,541)	(33,733)
Other current liabilities	(15,319)	24,494
Rate management program billing credits applied	(34,369)	(35,646)
Other	(2,108)	17,336
Total adjustments	(6,126)	56,042
Net cash provided by operating activities	36,880	98,141
Cash flows from investing activities:
Property additions	(195,399)	(174,270)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	21,684	—
Activity in nuclear decommissioning trust fund—Purchases	(272,569)	(140,865)
Activity in nuclear decommissioning trust fund—Proceeds	265,722	136,894
Activity in long-term and short-term investments—Purchases	(66,621)	(82,283)
Activity in long-term and short-term investments—Proceeds	79,430	80,672
Other	(604)	(3,512)
Net cash used in investing activities	(168,357)	(183,364)
Cash flows from financing activities:
Long-term debt proceeds	390,398	6,067
Long-term debt payments	(133,149)	(136,047)
(Decrease) increase in short-term borrowings, net	(211,026)	54,894
Other	(3,535)	(2,813)
Net cash provided by (used in) financing activities	42,688	(77,899)
Net decrease in cash, cash equivalents and restricted cash	(88,789)	(163,122)
Cash, cash equivalents and restricted cash at beginning of period	338,313	490,592
Cash, cash equivalents and restricted cash at end of period	$249,524	$327,470
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$104,138	$80,063
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$65,149
Accrued property additions at end of period	$66,026	$41,104
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month periods ended March 31, 2025 and 2024. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of results to be expected for the full year. As noted in our 2024 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2024 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$234,410	$234,410	$—	$—
Corporate bonds and debt	87,115	—	86,529	586
US Treasury securities	55,750	55,750	—	—
Mortgage backed securities	71,984	—	71,984	—
Domestic mutual funds	89,061	89,061	—	—
Municipal bonds	8,099	—	8,099	—
Federal agency securities	9,243	—	9,243	—
Non-US Gov't bonds & private placements	4,545	—	4,545	—
International mutual funds	153,135	—	153,135	—
Other	9,673	9,673	—	—
Long-term investments:
Corporate bonds and debt	22,432	—	22,432	—
US Treasury securities	26,358	26,358	—	—
Mortgage backed securities	21,551	—	21,551	—
Domestic mutual funds	387,612	387,612	—	—
Treasury STRIPS	134,822	—	134,822	—
Non-US Gov't bonds & private placements	2,744	—	2,744	—
International mutual funds	42,439	—	42,439	—
Other	603	603	—	—
Short-term investments: Treasury STRIPS	119,860	—	119,860	—
Natural gas swaps	59,792	—	59,792	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$245,313	$245,313	$—	$—
Corporate bonds and debt	82,316	—	82,309	7
US Treasury securities	53,806	53,806	—	—
Mortgage backed securities	70,193	—	70,193	—
Domestic mutual funds	95,175	95,175	—	—
Municipal bonds	3,375	—	3,375	—
Federal agency securities	8,487	—	8,487	—
Non-US Gov't bonds & private placements	3,319	—	3,319	—
International mutual funds	4,228	—	4,228	—
Money Market	138,553	138,553	—	—
Other	16,859	16,859	—	—
Long-term investments:
Corporate bonds and debt	20,972	—	20,972	—
US Treasury securities	25,654	25,654	—	—
Mortgage backed securities	20,232	—	20,232	—
Domestic mutual funds	394,595	394,595	—	—
Treasury STRIPS	142,199	—	142,199	—
Non-US Gov't bonds & private placements	1,805	—	1,805	—
International mutual funds	39,340	—	39,340	—
Other	369	369	—	—
Short-term investments: Treasury STRIPS	124,572	—	124,572	—
Natural gas swaps	28,624	—	28,624	—

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
The estimated fair values of our long-term debt, including current maturities at March 31, 2025 and December 31, 2024 were as follows:

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$12,645,874	$10,958,889	$12,643,088	$10,666,727

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of March 31, 2025 and December 31, 2024 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2025, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At March 31, 2025 and December 31, 2024, the estimated fair values of our natural gas contracts were net assets of approximately $59,792,000 and $28,624,000, respectively.
At March 31, 2025 and December 31, 2024, one of our counterparties was required to post credit collateral totaling $15,200,000 and $500,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2025 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2025	21.9
2026	23.0
2027	12.7
2028	4.4
2029	3.7
2030	2.5
Total	68.2
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at March 31, 2025 and December 31, 2024. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2025			2024
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$42,157	$(59)	$42,098	$19,527	$(1,563)	$17,964
Natural gas swaps	Other deferred charges	22,065	(4,371)	17,694	17,566	(5,279)	12,287
Liabilities
Natural gas swaps	Other current liabilities	$—	$—	$—	$290	$(1,917)	$(1,627)
Natural gas swaps	Other deferred credits	—	—	—	—	—	—
Total		$64,222	$(4,430)	$59,792	$37,383	$(8,759)	$28,624
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three months ended March 31, 2025 and 2024.

	Statement of Revenues and Expenses Location	Three Months Ended March 31,
		2025	2024
		(dollars in thousands)
Natural gas swaps gains	Fuel	$2,366	$41
Natural gas swaps losses	Fuel	(1,359)	(8,452)
Total		$1,007	$(8,411)

The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at March 31, 2025 and December 31, 2024.

	Balance Sheet Location	2025	2024
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$59,792	$28,624
Total		$59,792	$28,624

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of March 31, 2025 and December 31, 2024.

	Gross Unrealized
	(dollars in thousands)
March 31, 2025	Cost	Gains	Losses	Fair Value
Equity	$410,316	$217,254	$(5,760)	$621,810
Debt	855,540	5,535	(11,816)	849,259
Other	10,324	401	(358)	10,367
Total	$1,276,180	$223,190	$(17,934)	$1,481,436

	Gross Unrealized
	(dollars in thousands)
December 31, 2024	Cost	Gains	Losses	Fair Value
Equity	$259,554	$231,815	$(6,385)	$484,984
Debt	864,575	3,209	(17,336)	850,448
Other	155,802	224	(96)	155,930
Total	$1,279,931	$235,248	$(23,817)	$1,491,362

The cost basis of our debt securities that were in unrealized loss positions at March 31, 2025 was $601,694,000. At March 31, 2025, $1,532,000 of the $11,816,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $10,284,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.

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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of March 31, 2025 and December 31, 2024, we did not have any significant long-term contracts with non-members.
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

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2024 and 2025, our board of directors approved budgets to achieve a 1.14 and 1.10 margins for interest ratio, respectively. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of March 31, 2025, we did not recognize a refund liability. As of December 31, 2024, we recognized refund liabilities totaling $55,914,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2025	2024
Capacity revenues	$413,337	$355,718
Energy revenues	254,964	179,652
Total	$668,301	$535,370

Receivables from contracts with our members at March 31, 2025 and December 31, 2024 were $185,202,000 and $177,790,000, respectively.
Sales to non-members during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2025	2024
Energy revenues	$9,275	$158
Capacity revenues	—	786
Total	$9,275	$944
Energy revenues from non-members for the three months ended March 31, 2025 and March 31, 2024 were primarily from the sale of the BC Smith Energy Facility deferring members' output into the wholesale market.
The remainder of our receivables is primarily related to transactions with Georgia Power, including from the nuclear storage litigation judgments, non-members for the sale of the BC Smith deferring members' output, affiliated companies and investment income. Our receivables from non-members at March 31, 2025 and December 31, 2024 were $47,140,000 and $68,791,000, respectively. Our Georgia Power receivables at December 31, 2024 included $39,433,000 related to spent nuclear fuel storage costs litigation. At March 31, 2025, we had fully collected all outstanding receivables from Georgia Power related to the spent nuclear fuel storage costs litigation. For additional information regarding this litigation, see Note 1g in our 2024 Form 10-K.
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
In 2018, we began an additional rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the three months ended March 31, 2025 and 2024 were $24,232,000 and $30,409,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of March 31, 2025, $175,811,000 is our remaining liability to be credited to our members' bills. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2025 and 2024 was insignificant.
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

We combine lease and non-lease components for all lease agreements.

Classification	March 31, 2025	December 31, 2024
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(284,735)	(283,417)
Total finance lease assets	$17,997	$19,315
Lease liabilities—Finance leases
Obligations under finance leases	$33,173	$33,173
Long-term debt and finance leases due within one year	10,413	10,413
Total finance lease liabilities	$43,586	$43,586

Classification	March 31, 2025	December 31, 2024
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$7,211	$7,723
Total operating lease assets	$7,211	$7,723
Lease liabilities—Operating leases
Capitalization—Other	$5,242	$5,715
Other current liabilities	1,915	1,954
Total operating lease liabilities	$7,157	$7,669

		Three Months Ended
Lease Cost	Classification	March 31, 2025	March 31, 2024
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,604	$2,338
Interest on lease liabilities	Interest expense	1,134	1,400
Operating lease cost:	Inventory(1) & production expense	641	538
Total leased cost		$4,379	$4,276
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2025	December 31, 2024
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	4.12	4.37
Operating leases	4.82	5.01
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.34%	6.34%

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$641	$632
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$17
Maturity analysis of our finance and operating lease liabilities as of March 31, 2025 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2025	$14,949	$1,725	$16,674
2026	14,949	2,096	17,045
2027	14,949	1,819	16,768
2028	3,052	1,709	4,761
2029	3,052	263	3,315
Thereafter	4,579	723	5,302
Total lease payments	$55,530	$8,335	$63,865
Less: imputed interest	(11,944)	(1,178)	(13,122)
Present value of lease liabilities	$43,586	$7,157	$50,743
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Lease income	$1,284	$1,387
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

Classification
	Three Months Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Cash and cash equivalents	$234,324	$327,470
Restricted cash included in restricted cash and short-term investments	15,200	—
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$249,524	$327,470
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	(dollars in thousands)
	2025	2024
Regulatory Assets:
Premium and loss on reacquired debt(a)	$20,978	$21,587
Amortization of financing leases(b)	23,413	24,699
Outage costs(c)	58,799	45,749
Asset retirement obligations—Ashpond and other(l)	262,791	268,074
Depreciation expense - Plant Vogtle(d)	32,346	32,702
Depreciation expense - Plant Wansley(e)	331,912	337,181
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	54,314	54,545
Interest rate options cost(g)	128,755	130,456
Deferral of effects on net margin—TA Smith Energy Facility(h)	123,354	124,840
Deferral of effects on net margin—BC Smith Energy Facility(p)	29,169	27,841
Inventory adjustments - TA Smith Energy Facility(q)	14,467	14,723
Other regulatory assets(o)	25,762	21,236
Total Regulatory Assets	$1,106,060	$1,103,633
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$23,808	$29,975
Deferral of effects on net margin—Hawk Road Energy Facility(h)	15,250	15,404
Major maintenance reserve(j)	99,196	99,987
Deferred debt service adder(k)	190,629	186,757
Asset retirement obligations—Nuclear(l)	97,064	102,858
Revenue deferral plan(m)	175,811	197,373
Natural gas hedges(n)	59,792	28,624
Other regulatory liabilities(o)	538	614
Total Regulatory Liabilities	$662,088	$661,592
Net Regulatory Assets	$443,972	$442,041
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
(p)Effects on net margin for BC Smith that are being deferred until on or before January 2026 and will be amortized over the remaining life of the plant.
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
(L)Debt.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of March 31, 2025, we have repaid $615,072,000 of principal on the notes related to these borrowings and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $4,017,956,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2025, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $40,398,000 for long-term financing of general and environmental improvements at existing plants.
In April 2025, we received an additional $28,037,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Green First Mortgage Bonds:
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
d)Pollution Control Revenue Bonds:
In February 2025, we remarketed $312,760,000 of term-rate pollution control revenue bonds that were issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties which were subject to mandatory tender at that time. This included $272,230,000 of Burke and Monroe bonds which we remarketed as five-year term-rate bonds at a rate of 3.60% through February 2030, and $40,530,000 of Series 2013A Appling bonds, which we converted to a variable weekly rate mode without external credit or liquidity support. In the weekly rate mode, bondholders may tender their bonds for purchase at any time upon at least seven days' notice, and we made an election under these bonds that obligates us to pay the purchase price of the bonds tendered for purchase that are not remarketed. Since the Series 2013A Appling bonds now contain a provision that could accelerate their payment to the current year under certain circumstances, at December 31, 2024, we reclassified these bonds from the Long-term debt line item to the Long-term debt and finance leases due within one year line item within our consolidated balance sheets.

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

Georgia Power placed Unit No. 3 in service on July 31, 2023 and placed Unit No. 4 in service on April 29, 2024.

Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 727 megawatts of nameplate capacity, as constructed. As of March 31, 2025, our actual costs related to the new Vogtle units were approximately $8.3 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $437 million we received from Georgia Power pursuant to the cost-sharing provisions in a settlement agreement with Georgia Power. We estimate that our proportionate share of remaining additional capital costs to be incurred on the project through the end of 2025 to be $10 million to $15 million.

For additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4, see Note 8 in our 2024 Form 10-K.

Plant Vogtle Unit No. 3 and No. 4 Production Tax Credits

For the three months ended March 31, 2025, we sold Georgia Power approximately $24,424,000 of nuclear production tax credits ("NPTCs"), earned by us pursuant to Section 45J of the Internal Revenue Code and recognized the amounts as credits to the Production expense line item within our consolidated statements of revenues and expenses. In 2024 and 2023, since Plant Vogtle Units No. 3 and No. 4 were placed in service, we sold Georgia Power approximately $72,600,000 and $21,700,000, respectively, of nuclear production tax credits.
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
(O)Asset Retirement Obligations. During the three months ended March 31, 2025, no change in cash flow estimates related to nuclear or coal ash related asset retirement obligations were recorded. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of coal ash expenditures in the fourth quarter of 2025.

(P)Natural Gas Capacity Agreements.

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

In October 2024, we entered into a preliminary binding agreement with Tennessee Gas Pipeline Company, L.L.C. to commit for natural gas capacity for the Mississippi Crossing gas pipeline. This agreement will provide capacity for both existing and future resources. The firm transportation capacity is contingent upon completion of this expansion project. Total fixed charges over the 20-year base term are currently approximately $900,000,000, although may increase to approximately $1,000,000,000 based on changes to the applicable receipt and delivery points as the terms of the agreement are finalized during the second quarter of 2025. Our obligation to make payments begins when the pipeline project is placed into service, which is projected to be November 2028.

In May 2025, we amended our binding agreement with Tennessee Gas Pipeline Company, L.L.C. for the Mississippi Crossing gas pipeline. As a result, total fixed charges for natural gas capacity under this agreement increased from approximately $900,000,000 to approximately $1,000,000,000. Our obligation to make payments begins when the pipeline project is placed into service, which is projected to be November 2028.

(Q)Reportable Segment Information. An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”). We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding the allocation of resources in accordance with ASC 280, Segment Reporting. We have one reportable operating segment.

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

Other segment expenses are comprised of purchased power, accretion, other income and expense, allowance for debt funds used during construction and amortization of debt discount and expense.

Fuel expense primarily includes nuclear fuel burn, coal inventory burn, natural gas purchases, natural gas transportation charges, and settlement of our natural gas derivatives.

Production expense primarily includes operation and maintenance, major maintenance outage expenses for our generating fleet of assets, and administrative and general expenses.

Depreciation and amortization expense is computed on additions when they are placed in service using the composite straight-line method and considered a significant segment expense as it is a measure of the remaining useful lives of our generating assets.

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
We have a substantially similar wholesale power contract with each member that extends to December 31, 2085, and each contract will continue thereafter until terminated by three years' written notice by us or the respective member. For additional information regarding our wholesale power contracts with our members, see “Item 1–BUSINESS–OGLETHORPE POWER CORPORATION–Wholesale Power Contracts” in our 2024 Form 10-K.
Results of Operations
For the Three Months Ended March 31, 2025 and 2024
Net Margin
Our net margin for the three-month period ended March 31, 2025 was $43.0 million, compared to $42.1 million for the same period of 2024. Through March 31, 2025, we collected approximately 78% of our targeted net margin of $55.5 million for the year ending December 31, 2025. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2025 targeted margins for interest ratio of 1.10. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2025. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2024 Form 10-K.
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

The components of member revenues for the three-month period ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2025	2024	% Change
Capacity revenues	$413,337	$355,718	16.2%
Energy revenues	254,964	179,652	41.9%
Total	$668,301	$535,370	24.8%
MWh Sales to members(1)	7,417,890	6,836,560	8.5%
Cents/kWh	9.01	7.83	15.0%
Member energy requirements supplied(1)	67%	66%	1.5%
(1) Excludes test energy megawatt-hours from Plant Vogtle Unit No. 4 supplied to members during the three-month period ended March 31, 2024. Any revenues and costs associated with test energy were capitalized.

Energy revenues from members increased for the three-month period ended March 31, 2025 compared to the same period in 2024, primarily due to the increase in megawatt-hours sold to members and recovery of higher fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased for the three-month period ended March 31, 2025 compared to the same period in 2024, primarily due to the recovery of increased fixed operating expenses, net interest expense and depreciation expense as a result of Plant Vogtle Unit No. 4 being placed in service on April 29, 2024.

Sales to non-members.    Sales to non-members during the three-month period ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2025	2024	% Change
Energy revenues	$9,275	$158	5,770.3%
Capacity revenues	—	786	(100.0)%
Total	$9,275	$944	882.5%
MWh Sales to non-members	176,731	5,065	3,389.3%
Cents/kWh	5.25	18.64	(71.8)%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members increased for the three-month period ended March 31, 2025 compared to the same period in 2024 primarily due to an increase in megawatt-hours sold to non-members.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Fuel Source	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Coal	$43,413	$38,534	12.7%	1,197,783	982,397	21.9%	3.62	3.92	(7.6)%
Nuclear[1]	27,618	23,995	15.1%	3,519,441	3,048,598	15.4%	0.78	0.79	(0.3)%
Gas:
Combined Cycle	157,194	96,841	62.3%	2,969,862	2,934,390	1.2%	5.29	3.30	60.4%
Combustion Turbine	14,422	7,676	87.9%	104,270	86,518	20.5%	13.83	8.87	55.9%
	$242,647	$167,046	45.3%	7,791,356	7,051,903	10.5%	3.11	2.37	31.5%
(1) Excludes test energy megawatt-hours generated at Plant Vogtle Unit No. 4 during the three-month period ended March 31, 2024.
Total fuel costs increased for the three-month period ended March 31, 2025 compared to the same period in 2024 as a result of an increase in generation for members and an increase in the average cost of fuel. The increase in generation was primarily due to Plant Vogtle Unit No. 4 being placed in service on April 29, 2024. The increase in average fuel cost was primarily due to higher average natural gas prices during the first quarter of 2025 as prices have increased due to supply and demand pressures. Coal-fired generation increased primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be relatively more economical.
Production Expenses
Production costs increased for the three-month period ended March 31, 2025 as compared to the same period of 2024 primarily as a result of $21.9 million in production costs related to Plant Vogtle Units No. 3 and No. 4, net of $24.4 million in credits recognized from the sale of nuclear production tax credits to Georgia Power. This increase was offset by $6.3 million lower fixed major maintenance outage costs associated with our combined cycle plants. Production costs can also vary due to the number and extent of maintenance outages in a given year. Production costs also increased for the three-month period ended March 31, 2024 compared to the same period of 2023 by $24.6 million primarily as a result of higher production costs related to Plant Vogtle Unit No. 3, net of credits recognized from the sale of nuclear production tax credits to Georgia Power.
Depreciation and Amortization Expenses
Depreciation and amortization increased for the three-month period ended March 31, 2025 as compared to the same period of 2024 primarily as a result of Plant Vogtle Unit No. 4 being placed in service on April 29, 2024.
Interest Charges
Net interest charges increased for the three-month period ended March 31, 2025 as compared to the same period of 2024 as a result of lower capitalized interest expense due to Plant Vogtle Unit No. 4 being placed in service on April 29, 2024.

Financial Condition
Balance Sheet Analysis as of March 31, 2025
Assets
Cash used for property additions for the three-month period ended March 31, 2025 totaled $195.4 million. Of this amount, $40.1 million was for nuclear fuel purchases and $11.1 million was associated with construction expenditures for Vogtle Unit No. 4. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

Long-term investments decreased $6.6 million for the three-month period ended March 31, 2025, primarily due to $25.1 million redeemed to fund expenses associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, and to fund major maintenance outages expenses. Offsetting these decreases was a $18.5 million increase in funds invested, including reinvestment of earnings. See

Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.

Restricted cash and short-term investments increased $14.7 million for the three-month period ended March 31, 2025, primarily due to a $14.7 million increase in restricted cash posted by counterparties under our natural gas swap agreements. For additional information regarding restricted cash and short-term investments, see Note I of Notes to Unaudited Consolidated Financial Statements.
Receivables decreased $14.2 million for the three-month period ended March 31, 2025 primarily due to a $31.1 million decrease in Georgia Power receivables primarily related to spent nuclear fuel storage cost litigation receivables. Largely offsetting this decrease was a $7.4 million increase in member receivables and a $5.5 million increase in other non-member receivables.
Prepayments and other current assets increased $44.5 million during the three-month period ended March 31, 2025, primarily due to a $24.1 million increase in the fair value of our natural gas hedges and a $20.2 million increase in prepayments related to future major maintenance outage costs at our natural gas-fired facilities.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $0.9 million. This was primarily the result of reclassifying $254.5 million of commercial paper, which was classified as long-term debt at December 31, 2024 due to the refinancing of that commercial paper by the issuance of the Series 2025A green first mortgage bonds in January 2025, to short-term borrowings and $133.1 million in debt service payments. Offsetting these decreases was the issuance of $350.0 million of our Series 2025A green first mortgage bonds and $40.4 million in advances under Rural Utilities Service-guaranteed loans. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
At March 31, 2025, short-term borrowings, which primarily provide interim financing for costs related to the Walton County acquisition, the new Smarr Combined Cycle and Talbot Unit No. 7 projects and the deferral of effects on net margin for BC Smith and the Washington County Power Plant, increased $43.4 million during the three-month period ended March 31, 2025, primarily as a result of borrowings of $46.9 million. At December 31, 2024, short-term borrowings primarily related to interim financing for Vogtle Units No. 3 and No. 4 construction costs.
Accounts payable decreased $73.5 million during the three-month period ended March 31, 2025, primarily due to applying $55.9 million in credits to our members' bills in the first quarter of 2025 for a board-approved reduction in 2024 revenue in excess of the requirement to meet the 2024 targeted net margin and a $12.7 million decrease in Georgia Power payables.
Other current liabilities decreased $22.7 million for the three-month period ended March 31, 2025, primarily as a result of a $35.5 million decrease in accrued property taxes offset by a $14.7 million increase in restricted cash posted by and due to counterparties under our natural gas swap agreements and a $9.2 million increase in operating and maintenance liabilities.

Capital Requirements and Liquidity and Sources of Capital
Other Future Power Resources
As a result of projected load growth in Georgia, we and our members have approved the development and construction of two new natural gas-fired generation resources. One of the projects is an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our preliminary cost estimate for this facility is approximately $1.8 billion to $2.3 billion and the projected commercial operation date is 2029. We are actively refining our project cost estimates amid ongoing market volatility and anticipate finalizing them by late summer following the completion of a request for proposals (RFP) process for engineering, procurement, and construction services. The other project is an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility. Our preliminary cost estimate for this unit is approximately $360 million and the projected commercial operation date is 2029. In connection with these additional resources, we entered into agreements to provide firm capacity on new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. We and our members have also approved 75 megawatts of utility-scale battery storage resources in connection with an $81 million award under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program, and the projected commercial operation dates are in 2029 and 2030. Our cost estimate of these battery storage resources is approximately $200 million to $250 million, before the application of any grant proceeds. We and our members may also continue to consider additional generation resources in the future.

Environmental Regulations

Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2024 Form 10-K.
In May 2024, the Environmental Protection Agency published a final rule under Clean Air Act sections 111(b) and 111(d) to limit greenhouse gas emissions from new gas turbines and existing coal plants, respectively. This final rule replaces the Affordable Clean Energy Rule, which was vacated and remanded to EPA in 2021 by the U.S. Court of Appeals for the District of Columbia. As written, the final rule would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. Under the new rule, gas-fired turbines that operate above a 20% capacity factor are required to meet stringent carbon dioxide emissions standards, including adding carbon capture and sequestration (CCS) by January 1, 2032, for baseload units operating above a 40% capacity factor. Exiting coal plants are required to either 1) cease operations by January 1, 2032, with no additional restrictions; 2) co-fire with 40% natural gas by January 1, 2030, and operate to January 1, 2039; or 3) reduce carbon dioxide emissions by 90% using CCS by January 1, 2032, to operate beyond January 1, 2039. However, the Trump administration has issued executive orders, among which include withdrawing from the Paris Climate Agreement and revoking any attendant carbon dioxide emissions goals and commitments, and stated its intention to rescind, revise or replace some existing environmental regulations, which would include regulations for greenhouse gas emissions from power plants. On March 12, 2025, EPA announced that it would reconsider regulations to limit greenhouse gas emissions from power plants. Additionally, EPA's final rule is being challenged in the U.S. Court of Appeals for the District of Columbia, and EPA requested on February 5, 2025, that the court withhold issuing an opinion and hold the case in abeyance for 60 days while EPA determines how it wishes to proceed. EPA's request for a 60-day abeyance was granted on February 19, 2025. On April 25, 2025, the U.S. Court of Appeals for the D.C. Circuit granted EPA's motion requesting a continuing abeyance of the litigation over the greenhouse gas rule EPA issued in 2024. EPA stated in its motion that it will issue a proposed reconsideration rule in spring 2025 and a final reconsideration rule by December 2025. Although we continue to evaluate the impact of EPA's greenhouse gas rule on our power plants, we cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

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

Liquidity
At March 31, 2025, we had $1.8 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $234 million in cash and cash equivalents, and $1.5 billion available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2025	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC'(1)	$1,275	$1,085	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at March 31, 2025.

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
(3)At March 31, 2025, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

A portion of our unrestricted available liquidity is allocated to support the $40.5 million Series 2013A Appling pollution control revenue bonds, which bear interest in a weekly variable rate mode and do not have external credit or liquidity support. The holders of these bonds may tender their bonds for purchase upon seven days' notice, and we are obligated to purchase any of these bonds which are tendered for purchase and not remarketed.

We have the flexibility to use the $1.275 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.3 billion syndicated line of credit. At March 31, 2025, our $189 million outstanding commercial paper primarily was used to provide interim funding for:

•costs related to the Walton County Power Plant acquisition,

•costs related to the deferral of effects on net margin of our recently acquired facilities: BC Smith, Baconton Power Plant, two units at the Washington County Power Plant and Walton County Power Plant, and

•costs related to the new Smarr Combined Cycle and Talbot Unit No. 7 projects.

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

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $807 million remained available at March 31, 2025. This letter of credit issuance capacity includes $500 million under our $1.275 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new natural gas resources, until long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2025, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At March 31, 2025, we had $189.0 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At March 31, 2025, we had five members participating in the program and a balance of $83.3 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At March 31, 2025, we had $12.6 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2024 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our current Rural Utilities Service-Guaranteed Loans as of March 31, 2025 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced March 31, 2025	Amount Remaining March 31, 2025
	(dollars in millions)
General and Environmental Improvements[1]	$630.3	$464.6	$165.7
General and Environmental Improvements[2]	755.2	223.7	531.5
Washington Acquisition	87.9	87.9	—
Baconton Acquisition	17.5	17.5	—
Total	$1,490.9	$793.7	$697.2

(1) We are able to advance under this loan through September 30, 2026.
(1) We are able to advance under this loan through May 30, 2028.

In February 2025, we received a conditional commitment from the Rural Utilities Service for a guaranteed loan of $80.1 million for our acquisition of the Walton County Power Plant. We expect to close and advance on that loan by 2026.

When advanced, the debt will be secured ratably under our first mortgage indenture. As of March 31, 2025, we had $2.8 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under the Department of Energy-guaranteed loans and $4.0 billion was outstanding at March 31, 2025. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.

In accordance with the promissory notes, we began principal repayments of our Department of Energy-guaranteed loans in February 2020. As of March 31, 2025, we had repaid $615.1 million under these loans. We refinanced a portion of this amount by issuing green first mortgage bonds in June 2024 and January 2025.

For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements. For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2024 Form 10-K.

Bond Financings. In January 2025, we issued $350 million of 5.90% green first mortgage bonds, Series 2025A, to provide long-term refinancing of the principal repayments of our Department of Energy-guaranteed loans that occurred before the in-service date of Vogtle Unit No. 4, and for expenditures related to the construction of Vogtle Units No. 3 and No. 4. These bonds are due to mature in February 2055 and are secured under our first mortgage indenture. With this financing, we have substantially completed our long-term funding for Vogtle Units No. 3 and No. 4.

In February 2025, we remarketed $312.8 million of term-rate pollution control revenue bonds that were issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties which were subject to mandatory tender at that time. This included $272.2 million of Burke and Monroe bonds which we remarketed as five-year term-rate bonds at a rate of 3.60% through February 2030, and $40.5 million of Series 2013A Appling bonds, which we converted to a weekly variable rate mode without external credit or liquidity support. In the weekly rate mode, bondholders may tender their bonds for purchase at any time upon at least seven days' notice, and we made an election under these bonds that obligates us to pay the purchase price of the bonds tendered for purchase that are not remarketed. Since the Series 2013A Appling bonds contain a provision that could accelerate their payment to the current year under certain circumstances, we classify these bonds as Long-term debt and finance leases due within one year line item within our consolidated balance sheets.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks disclosed in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2024 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2024 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Annalisa M. Bloodworth (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Annalisa M. Bloodworth (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 14, 2025	By:	/s/ Annalisa M. Bloodworth
Annalisa M. Bloodworth President and Chief Executive Officer

Date:	May 14, 2025		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)