Form 10-Q
period 2025-06-30
OGLETHORPE POWER CORP
filed 2025-08-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
FOR THE QUARTER ENDED JUNE 30, 2025

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2025 and December 31, 2024

	(dollars in thousands)
	2025	2024
Assets
Electric plant:
In service	$17,399,579	$17,388,476
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,800,774)	(5,701,627)
Electric plant in service, net	11,901,537	11,989,581

Nuclear fuel, at amortized cost	411,623	402,328
Construction work in progress	559,611	320,167
Total electric plant	12,872,771	12,712,076

Investments and funds:
Nuclear decommissioning trust fund	784,480	721,624
Investment in associated companies	86,389	86,720
Long-term investments	625,900	645,166
Other	39,938	38,862
Total investments and funds	1,536,707	1,492,372

Current assets:
Cash and cash equivalents	263,052	337,813
Restricted cash and short-term investments	1,640	500
Short-term investments	90,269	124,572
Receivables	271,152	246,581
Inventories, at weighted average cost	339,277	356,285
Prepayments and other current assets	51,653	44,218
Total current assets	1,017,043	1,109,969

Deferred charges and other assets:
Regulatory assets	1,087,482	1,103,633
Prepayments to Georgia Power Company	16,549	16,334
Other	45,816	43,154
Total deferred charges	1,149,847	1,163,121
Total assets	$16,576,368	$16,477,538

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2025 and December 31, 2024

	(dollars in thousands)

	2025	2024
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,391,719	$1,328,418
Long-term debt	12,096,778	12,134,194
Obligation under finance leases	27,531	33,173
Obligation under Rocky Mountain transactions	32,986	31,910
Other	4,804	5,715
Total capitalization	13,553,818	13,533,410

Current liabilities:
Long-term debt and finance leases due within one year	393,363	398,979
Short-term borrowings	226,180	145,604
Accounts payable	137,457	138,537
Accrued interest	90,719	81,425
Member power bill prepayments, current	35,748	31,258
Other current liabilities	121,436	140,611
Total current liabilities	1,004,903	936,414

Deferred credits and other liabilities:
Asset retirement obligations	1,291,815	1,279,121
Member power bill prepayments, non-current	46,233	54,183
Regulatory liabilities	667,520	661,592
Other	12,079	12,818
Total deferred credits and other liabilities	2,017,647	2,007,714
Total equity and liabilities	$16,576,368	$16,477,538
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2025 and 2024

	(dollars in thousands)

	Three Months		Six Months
	2025	2024	2025	2024
Operating revenues:
Sales to members	$601,690	$562,267	$1,269,991	$1,097,637
Sales to non-members	32,058	1,823	41,333	2,767
Total operating revenues	633,748	564,090	1,311,324	1,100,404
Operating expenses:
Fuel	186,838	148,463	429,485	315,509
Production	157,956	148,919	288,284	267,009
Depreciation and amortization	107,341	103,949	213,598	198,054
Purchased power	22,109	19,202	43,840	38,422
Accretion	14,607	18,417	29,139	36,039
Total operating expenses	488,851	438,950	1,004,346	855,033
Operating margin	144,897	125,140	306,978	245,371

Other income:
Investment income	8,047	15,900	16,544	32,952
Other	492	2,943	4,051	5,747
Total other income	8,539	18,843	20,595	38,699

Interest charges:
Interest expense	135,537	129,720	267,971	259,111
Allowance for debt funds used during construction	(4,991)	(12,722)	(8,719)	(46,829)
Amortization of debt discount and expense	2,595	2,794	5,020	5,498
Net interest charges	133,141	119,792	264,272	217,780
Net margin	$20,295	$24,191	$63,301	$66,290
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2025 and 2024

(dollars in thousands)
Balance at December 31, 2023	$1,257,917
Net margin	42,099
Balance at March 31, 2024	$1,300,016
Net margin	24,191
Balance at June 30, 2024	$1,324,207
Balance at December 31, 2024	$1,328,418
Net margin	43,006
Balance at March 31, 2025	$1,371,424
Net margin	20,295
Balance at June 30, 2025	$1,391,719
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2025 and 2024

	(dollars in thousands)
	2025	2024
Cash flows from operating activities:
Net margin	$63,301	$66,290
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	297,789	279,830
Accretion cost	29,139	36,039
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(1,377)	(763)
Deferred outage costs	(23,434)	(14,385)
Gain on sale of investments	(183)	(12,996)
Regulatory deferral of costs associated with nuclear decommissioning	3,455	1,368
Other	(12,802)	(25,989)
Change in operating assets and liabilities:
Receivables	(36,118)	(45,037)
Inventories	17,009	11,573
Prepayments and other current assets	(3,661)	(9,517)
Accounts payable	(27,233)	(19,949)
Accrued interest	9,294	(3,671)
Accrued taxes	(15,928)	(15,711)
Other current liabilities	(21,363)	(6,174)
Rate management program billing credits applied	(58,600)	(66,056)
Other	(3,460)	9,809
Total adjustments	151,633	117,477
Net cash provided by operating activities	214,934	183,767
Cash flows from investing activities:
Property additions	(388,104)	(328,264)
Plant acquisition	—	(73,153)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	21,684	—
Activity in nuclear decommissioning trust fund—Purchases	(523,182)	(713,412)
Activity in nuclear decommissioning trust fund—Proceeds	509,464	705,264
Activity in long-term and short-term investments—Purchases	(126,191)	(125,105)
Activity in long-term and short-term investments—Proceeds	198,503	194,546
Other	(928)	(1,419)
Net cash used in investing activities	(308,754)	(341,543)
Cash flows from financing activities:
Long-term debt proceeds	418,435	362,442
Long-term debt payments	(209,568)	(207,124)
Decrease in short-term borrowings, net	(173,887)	(134,585)
Other	(14,781)	(39,725)
Net cash provided by (used in) financing activities	20,199	(18,992)
Net decrease in cash, cash equivalents and restricted cash	(73,621)	(176,768)
Cash, cash equivalents and restricted cash at beginning of period	338,313	490,592
Cash, cash equivalents and restricted cash at end of period	$264,692	$313,824
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$248,882	$214,945
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$65,149
Accrued property additions at end of period	$89,282	$22,693
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and six-month periods ended June 30, 2025 and 2024. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of results to be expected for the full year. As noted in our 2024 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2024 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$260,203	$260,203	$—	$—
Corporate bonds and debt	90,658	—	90,138	520
US Treasury securities	65,285	65,285	—	—
Mortgage backed securities	65,726	—	65,726	—
Domestic mutual funds	101,986	101,986	—	—
Municipal bonds	9,542	—	9,542	—
Federal agency securities	9,099	—	9,099	—
Non-US Gov't bonds & private placements	6,237	—	6,237	—
International mutual funds	172,645	—	172,645	—
Other	3,099	3,099	—	—
Long-term investments:
Corporate bonds and debt	23,346	—	23,346	—
US Treasury securities	29,616	29,616	—	—
Mortgage backed securities	20,573	—	20,573	—
Domestic mutual funds	386,250	386,250	—	—
Treasury STRIPS	114,622	—	114,622	—
Non-US Gov't bonds & private placements	3,119	—	3,119	—
International mutual funds	47,659	—	47,659	—
Other	715	715	—	—
Short-term investments: Treasury STRIPS	90,269	—	90,269	—
Natural gas swaps	36,027	—	36,027	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$245,313	$245,313	$—	$—
Corporate bonds and debt	82,316	—	82,309	7
US Treasury securities	53,806	53,806	—	—
Mortgage backed securities	70,193	—	70,193	—
Domestic mutual funds	95,175	95,175	—	—
Municipal bonds	3,375	—	3,375	—
Federal agency securities	8,487	—	8,487	—
Non-US Gov't bonds & private placements	3,319	—	3,319	—
International mutual funds	4,228	—	4,228	—
Money Market	138,553	138,553	—	—
Other	16,859	16,859	—	—
Long-term investments:
Corporate bonds and debt	20,972	—	20,972	—
US Treasury securities	25,654	25,654	—	—
Mortgage backed securities	20,232	—	20,232	—
Domestic mutual funds	394,595	394,595	—	—
Treasury STRIPS	142,199	—	142,199	—
Non-US Gov't bonds & private placements	1,805	—	1,805	—
International mutual funds	39,340	—	39,340	—
Other	369	369	—	—
Short-term investments: Treasury STRIPS	124,572	—	124,572	—
Natural gas swaps	28,624	—	28,624	—

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
The estimated fair values of our long-term debt, including current maturities at June 30, 2025 and December 31, 2024 were as follows:

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$12,602,559	$10,869,129	$12,643,088	$10,666,727

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of June 30, 2025 and December 31, 2024 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2025, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At June 30, 2025 and December 31, 2024, the estimated fair values of our natural gas contracts were net assets of approximately $36,027,000 and $28,624,000, respectively.
At June 30, 2025 and December 31, 2024, two of our counterparties were required to post credit collateral totaling $1,640,000 and $500,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of June 30, 2025 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2025	15.5
2026	23.2
2027	19.4
2028	7.0
2029	6.0
2030	9.3
Total	80.4
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at June 30, 2025 and December 31, 2024. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2025			2024
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$22,797	$(1,060)	$21,737	$19,527	$(1,563)	$17,964
Natural gas swaps	Other deferred charges	18,049	(3,239)	14,810	17,566	(5,279)	12,287
Liabilities
Natural gas swaps	Other current liabilities	$136	$(656)	$(520)	$290	$(1,917)	$(1,627)
Natural gas swaps	Other deferred credits	—	—	—	—	—	—
Total		$40,982	$(4,955)	$36,027	$37,383	$(8,759)	$28,624
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and six months ended June 30, 2025 and 2024.

	Statement of Revenues and Expenses Location	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(dollars in thousands)		(dollars in thousands)
Natural gas swaps gains	Fuel	$5,592	$564	$7,958	$605
Natural gas swaps losses	Fuel	(1,036)	(6,194)	(2,395)	(14,646)
Total		$4,556	$(5,630)	$5,563	$(14,041)

The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at June 30, 2025 and December 31, 2024.

	Balance Sheet Location	2025	2024
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$36,027	$28,624
Total		$36,027	$28,624

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of June 30, 2025 and December 31, 2024.

	Gross Unrealized
	(dollars in thousands)
June 30, 2025	Cost	Gains	Losses	Fair Value
Equity	$418,779	$285,463	$(5,659)	$698,583
Debt	800,577	8,186	(10,635)	798,128
Other	4,232	263	(557)	3,938
Total	$1,223,588	$293,912	$(16,851)	$1,500,649

	Gross Unrealized
	(dollars in thousands)
December 31, 2024	Cost	Gains	Losses	Fair Value
Equity	$259,554	$231,815	$(6,385)	$484,984
Debt	864,575	3,209	(17,336)	850,448
Other	155,802	224	(96)	155,930
Total	$1,279,931	$235,248	$(23,817)	$1,491,362

The cost basis of our debt securities that were in unrealized loss positions at June 30, 2025 was $538,817,000. At June 30, 2025, $1,144,000 of the $10,635,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $9,491,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.

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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of June 30, 2025 and December 31, 2024, we did not have any significant long-term contracts with non-members.
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

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2024 and 2025, our board of directors approved budgets to achieve a 1.14 and 1.10 margins for interest ratio, respectively. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of June 30, 2025 and June 30, 2024, we recognized refund liabilities totaling $6,250,000 and $12,900,000, respectively. As of December 31, 2024, we recognized refund liabilities totaling $55,914,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)

	2025	2024	2025	2024
Capacity revenues	$422,959	$401,710	$836,296	$757,428
Energy revenues	178,731	160,557	433,695	340,209
Total	$601,690	$562,267	$1,269,991	$1,097,637

Receivables from contracts with our members at June 30, 2025 and December 31, 2024 were $209,827,000 and $177,790,000, respectively.
Sales to non-members during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2025	2024	2025	2024
Energy revenues	$32,058	$1,037	$41,333	$1,195
Capacity revenues	—	786	—	1,572
Total	$32,058	$1,823	$41,333	$2,767
Energy revenues from non-members for the three and six months ended June 30, 2025 and June 30, 2024 were primarily from the sale of the BC Smith Energy Facility deferring members' output into the wholesale market.
Our receivables from non-members at June 30, 2025 and December 31, 2024 were $61,325,000 and $68,791,000, respectively. Our non-member receivables are primarily related to transactions with Georgia Power, including from the nuclear storage litigation judgments, non-members for the sale of the BC Smith deferring members' output, affiliated companies and investment income. Our Georgia Power receivables at December 31, 2024 included $39,433,000 related to spent nuclear fuel storage costs litigation which was fully collected in the first quarter of 2025. For additional information regarding this litigation, see Note 1g in our 2024 Form 10-K.
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
In 2018, we began a rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In

December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the six months ended June 30, 2025 and 2024 were $48,464,000 and $60,818,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of June 30, 2025, our remaining liability to be credited to our members' bills was $153,527,000. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and six months ended June 30, 2025 and 2024 was insignificant.
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

We combine lease and non-lease components for all lease agreements.

Classification	June 30, 2025	December 31, 2024
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(286,492)	(283,417)
Total finance lease assets	$16,240	$19,315
Lease liabilities—Finance leases
Obligations under finance leases	$27,531	$33,173
Long-term debt and finance leases due within one year	10,989	10,413
Total finance lease liabilities	$38,520	$43,586

Classification	June 30, 2025	December 31, 2024
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$6,736	$7,723
Total operating lease assets	$6,736	$7,723
Lease liabilities—Operating leases
Capitalization—Other	$4,804	$5,715
Other current liabilities	1,878	1,954
Total operating lease liabilities	$6,682	$7,669

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,603	$2,338	$5,207	$4,676
Interest on lease liabilities	Interest expense	1,134	1,399	2,268	2,799
Operating lease cost:	Inventory(1) & production expense	592	582	1,233	1,120
Total leased cost		$4,329	$4,319	$8,708	$8,595
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2025	December 31, 2024
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	3.94	4.37
Operating leases	4.71	5.01
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.34%	6.34%

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,408	$2,925
Operating cash flows from operating leases	$1,233	$1,214
Financing cash flows from finance leases	$5,067	$4,550
Right-of-use assets obtained in exchange for new operating lease liabilities	$13	$2,791
Maturity analysis of our finance and operating lease liabilities as of June 30, 2025 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2025	$7,475	$1,136	$8,611
2026	14,949	2,101	17,050
2027	14,949	1,824	16,773
2028	3,052	1,713	4,765
2029	3,052	263	3,315
Thereafter	4,579	723	5,302
Total lease payments	$48,056	$7,760	$55,816
Less: imputed interest	(9,536)	(1,078)	(10,614)
Present value of lease liabilities	$38,520	$6,682	$45,202
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Lease income	$1,312	$1,392	$2,596	$2,779
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

Classification
	Six Months Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands)
Cash and cash equivalents	$263,052	$313,824
Restricted cash included in restricted cash and short-term investments	1,640	—
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$264,692	$313,824
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	(dollars in thousands)
	2025	2024
Regulatory Assets:
Premium and loss on reacquired debt(a)	$21,429	$21,587
Amortization of financing leases(b)	22,127	24,699
Outage costs(c)	48,867	45,749
Asset retirement obligations—Ashpond and other(l)	257,523	268,074
Depreciation expense - Plant Vogtle(d)	31,990	32,702
Depreciation expense - Plant Wansley(e)	326,644	337,181
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	54,082	54,545
Interest rate options cost(g)	127,053	130,456
Deferral of effects on net margin—TA Smith Energy Facility(h)	121,868	124,840
Deferral of effects on net margin—BC Smith Energy Facility(p)	32,995	27,841
Inventory adjustments - TA Smith Energy Facility(q)	14,212	14,723
Other regulatory assets(o)	28,692	21,236
Total Regulatory Assets	$1,087,482	$1,103,633
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$15,051	$29,975
Deferral of effects on net margin—Hawk Road Energy Facility(h)	15,096	15,404
Major maintenance reserve(j)	84,016	99,987
Deferred debt service adder(k)	194,365	186,757
Asset retirement obligations—Nuclear(l)	168,864	102,858
Revenue deferral plan(m)	153,527	197,373
Natural gas hedges(n)	36,027	28,624
Other regulatory liabilities(o)	574	614
Total Regulatory Liabilities	$667,520	$661,592
Net Regulatory Assets	$419,962	$442,041
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
(L)Debt.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of June 30, 2025, we have repaid $648,407,000 of principal on the notes related to these borrowings and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $3,984,621,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
For the six-month period ended June 30, 2025, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $68,435,000 for long-term financing of general and environmental improvements at existing plants.
In July 2025, we received an additional $55,863,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
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

Georgia Power placed Unit No. 3 in service on July 31, 2023 and placed Unit No. 4 in service on April 29, 2024. Georgia Power has reported that, as of June 30, 2025, site demobilization efforts were largely complete and that it is finalizing remaining contractor obligations.

Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 727 megawatts of nameplate capacity, as constructed. As of June 30, 2025, our actual costs related to the new Vogtle units were approximately $8.3 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $445 million we received from Georgia Power pursuant to the cost-sharing provisions in a settlement agreement with Georgia Power.

For additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4, see Note 8 in our 2024 Form 10-K.

Plant Vogtle Unit No. 3 and No. 4 Production Tax Credits

For the six months ended June 30, 2025, we sold Georgia Power approximately $44,800,000 of nuclear production tax credits ("NPTCs"), earned by us pursuant to Section 45J of the Internal Revenue Code and recognized the amounts as credits to the Production expense line item within our consolidated statements of revenues and expenses. In 2023 and 2024, since Plant Vogtle Units No. 3 and No. 4 were placed in service, we sold Georgia Power approximately $21,700,000 and $72,600,000, respectively, of nuclear production tax credits.
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
(O)Asset Retirement Obligations. During the six months ended June 30, 2025, no change in cash flow estimates related to nuclear or coal ash related asset retirement obligations was recorded. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of coal ash expenditures in the fourth quarter of 2025.

(P)Natural Gas Capacity Agreements.

We have precedent agreements with Southern Natural Gas Company, LLC (SONAT) that became effective in August 2024. The agreements provide for firm natural gas transportation needed to serve our new Smarr combined cycle generation facility and additional firm transportation to BC Smith. In November 2024, we exercised options to increase the available amounts under the precedent agreements to provide additional natural gas supply to the new Smarr facility. The firm transportation capacity is contingent upon completion of these expansion projects by SONAT. With the exercise of the options noted above, total fixed charges over the 20-year base terms will be approximately $2,100,000,000. Our obligation to make payments begins when the pipeline expansion projects are placed into service, both of which are projected to be November 2028.

In October 2024, we entered into a preliminary binding agreement with Tennessee Gas Pipeline Company, L.L.C. to commit for natural gas capacity for the Mississippi Crossing gas pipeline. In May 2025, we amended this agreement to reflect final capacity amounts and delivery points. This agreement will provide capacity for both existing and future resources. The firm transportation capacity is contingent upon completion of this expansion project. Total fixed charges over the 20-year base term are approximately $1,000,000,000. Our obligation to make payments begins when the pipeline project is placed into service, which is projected to be November 2028.

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
Results of Operations
For the Three and Six Months Ended June 30, 2025 and 2024
Net Margin
Our net margin for the three-month and six-month periods ended June 30, 2025 were $20.3 million and $63.3 million, compared to $24.2 million and $66.3 million for the same periods of 2024, respectively. Through June 30, 2025, we collected approximately 114% of our targeted net margin of $55.7 million for the year ending December 31, 2025. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2025 targeted margins for interest ratio of 1.10. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $6.3 million and $12.9 million as of June 30, 2025 and June 30, 2024, respectively. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2024 Form 10-K.
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

The components of member revenues for the three-month and six-month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)
	2025	2024	% Change	2025	2024	% Change
Capacity revenues	$422,959	$401,710	5.3%	$836,296	$757,428	10.4%
Energy revenues	178,731	160,557	11.3%	433,695	340,209	27.5%
Total	$601,690	$562,267	7.0%	$1,269,991	$1,097,637	15.7%
MWh Sales to members(1)	8,086,872	7,555,404	7.0%	15,504,762	14,391,964	7.7%
Cents/kWh	7.44	7.44	—%	8.19	7.63	7.3%
Member energy requirements supplied(1)	74%	69%	7.2%	70%	68%	2.9%
(1) Excludes test energy megawatt-hours from Plant Vogtle Unit No. 4 supplied to members during the three-month and six-month periods ended June 30, 2024. Any revenues and costs associated with test energy were capitalized.

Energy revenues from members increased for the three-month and six-month periods ended June 30, 2025 compared to the same periods in 2024, primarily due to the increase in megawatt-hours sold to members and recovery of higher fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased for the three-month and six-month periods ended June 30, 2025 compared to the same periods in 2024, primarily due to the recovery of increased fixed operating expenses, net interest expense and depreciation expense as a result of Plant Vogtle Unit No. 4 being placed in service on April 29, 2024.

Sales to non-members.    Sales to non-members during the three-month and six-month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)			(dollars in thousands)

	2025	2024	% Change	2025	2024	% Change
Energy revenues	$32,058	$1,037	2,991.4%	$41,333	$1,195	3,358.8%
Capacity revenues	—	786	(100.0)%	—	1,572	(100.0)%
Total	$32,058	$1,823	1,658.5%	$41,333	$2,767	1,393.8%
MWh Sales to non-members	751,313	48,436	1,451.1%	928,044	53,501	1,634.6%
Cents/kWh	4.27	3.76	13.6%	4.45	2.23	99.6%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members increased for the three-month and six-month periods ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in megawatt-hours sold to non-members.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Fuel Source	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Coal	$34,923	$37,256	(6.3)%	799,502	850,450	(6.0)%	4.37	4.38	(0.2)%
Nuclear[1]	29,954	31,578	(5.1)%	3,780,694	3,825,767	(1.2)%	0.79	0.83	(4.8)%
Gas:
Combined Cycle	90,914	60,445	50.4%	3,731,235	2,608,445	43.0%	2.44	2.32	5.2%
Combustion Turbine	31,047	19,184	61.8%	775,755	507,398	52.9%	4.00	3.78	5.8%
	$186,838	$148,463	25.8%	9,087,186	7,792,060	16.6%	2.06	1.91	7.9%

	Cost			Generation			Cents per kWh
	(dollars in thousands)			(MWh)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Fuel Source	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Coal	$78,336	$75,790	3.4%	1,997,285	1,832,847	9.0%	3.92	4.14	(5.3)%
Nuclear[1]	57,572	55,573	3.6%	7,300,135	6,874,365	6.2%	0.79	0.81	(2.5)%
Gas:
Combined Cycle	248,108	157,286	57.7%	6,701,097	5,542,835	20.9%	3.70	2.84	30.3%
Combustion Turbine	45,469	26,860	69.3%	880,025	593,916	48.2%	5.17	4.52	14.4%
	$429,485	$315,509	36.1%	16,878,542	14,843,963	13.7%	2.54	2.13	19.2%

(1) Excludes test energy megawatt-hours generated at Plant Vogtle Unit No. 4 during the three-month and six-month periods ended June 30, 2024.

Total fuel costs increased for the three-month and six-month periods ended June 30, 2025 compared to the same periods in 2024 as a result of an increase in the average cost of fuel and an increase in generation for members. The increase in average fuel cost was primarily due to higher average natural gas prices during the three-month and six-month periods ended June 30, 2025 compared to the same periods in 2024 as prices have increased due to supply and demand pressures. The increase in generation was primarily due to the output from BC Smith, which underwent a major maintenance outage during the comparable periods in 2024, and from Plant Vogtle Unit No. 4 being placed in service on April 29, 2024. Coal-fired generation increased for the six-month period ended June 30, 2025 compared to the same period in 2024 primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be relatively more economical. Coal-fired generation decreased slightly for the three-month period ended June 30, 2025 compared to the same period in 2024 due to temporary constraints on our ability obtain additional coal.
Based on initial meter readings, our member system hit a new summer peak demand of approximately 10,420 megawatts in July 2025, exceeding our members' prior summer peak of 10,092 megawatts in July 2024.
Production Expenses
Production costs increased for the three-month and six-month periods ended June 30, 2025 as compared to the same periods in 2024 primarily as a result of $23.7 million and $45.6 million in production costs related to Plant Vogtle Units No. 3 and No. 4, net of $20.4 million and $44.8 million in credits recognized during the respective periods from the sale of nuclear production tax credits to Georgia Power and the deferral of net margins associated with the BC Smith Energy Facility. These increases were offset by $13.1 million and $19.5 million in lower fixed major maintenance outage costs associated with our natural gas-fired facilities compared to the same periods in 2024. Production costs can also vary due to the number and extent of maintenance outages in a given year.

Depreciation and Amortization
Depreciation and amortization increased for the three-month and six-month periods ended June 30, 2025 as compared to the same periods in 2024 primarily as a result of Plant Vogtle Unit No. 4 being placed in service on April 29, 2024.
Interest Charges
Net interest charges increased for the three-month and six-month periods ended June 30, 2025 as compared to the same periods in 2024 as a result of lower capitalized interest expense due to Plant Vogtle Unit No. 4 being placed in service on April 29, 2024.

Financial Condition
Balance Sheet Analysis as of June 30, 2025
Assets
Cash used for property additions for the six-month period ended June 30, 2025 totaled $388.1 million. Of this amount, construction work in progress increased $239.4 million during the six-month period ended June 30, 2025, primarily due to additions and replacements at our existing electric generating facilities as well as construction at our two new natural gas-fired generation resources. An additional $57.4 million was for nuclear fuel purchases and $21.1 million was associated with construction expenditures for Vogtle Unit No. 4. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $62.9 million increase in the nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to continued appreciation in the stock market during the six-month period ended June 30, 2025.

Long-term investments decreased $19.3 million for the six-month period ended June 30, 2025, primarily due to $86.6 million redeemed to fund expenses associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, and to fund major maintenance outages expenses. Offsetting these decreases was $34.3 million of short-term investments reclassified to long-term investments, a $17.0 million increase in funds invested, including reinvestment of earnings, and a $16.0 million increase in fair market value. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.

Receivables increased $24.6 million for the six-month period ended June 30, 2025 primarily due to a $32.0 million increase in member receivables and a $12.9 million increase in other non-member receivables. Largely offsetting these increases was a $29.7 million decrease in Georgia Power receivables primarily related to spent nuclear fuel storage cost litigation.
Inventories decreased $17.0 million during the six-month period ended June 30, 2025 primarily due to a decrease in fuel inventories of $16.5 million due to increased generation at our coal-fired units and the associated increase in coal burn.

Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $43.0 million. This was primarily the result of reclassifying $254.5 million of commercial paper, which was classified as long-term debt at December 31, 2024 due to the refinancing of that commercial paper by the issuance of the Series 2025A green first mortgage bonds in January 2025, to short-term borrowings and $204.5 million in debt service payments. Offsetting these decreases was the issuance of $350.0 million of our Series 2025A green first mortgage bonds and $68.4 million in advances under Rural Utilities Service-guaranteed loans. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
At June 30, 2025, short-term borrowings, which primarily provide interim financing for costs related to the Walton County acquisition, the new Smarr Combined Cycle and Talbot Unit No. 7 projects and the deferral of effects on net margin for BC Smith and the Washington County Power Plant, increased $80.6 million during the six- month period ended June 30, 2025, primarily as a result of borrowings of $85.1 million. At December 31, 2024, short-term borrowings were primarily related to interim financing for Vogtle Units No. 3 and No. 4 construction costs.
Accounts payable decreased $1.1 million during the six-month period ended June 30, 2025, primarily due to applying $55.9 million in credits to our members' bills in the first quarter of 2025 for a board-approved reduction in 2024 revenue in excess of the requirement to meet the 2024 targeted net margin offset by $31.1 million increase in payables for natural gas purchases and related transportation and a $17.2 million increase in Georgia Power payables.

Other current liabilities decreased $19.2 million for the six-month period ended June 30, 2025, primarily as a result of a $16.8 million decrease in accrued property taxes and a $5.4 million decrease in accrued payroll offset by $2.3 million increase in operating and maintenance liabilities and a $1.1 million increase in restricted cash posted by and due to counterparties under our natural gas swap agreements.

Capital Requirements and Liquidity and Sources of Capital
Future Power Resources
We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Based on ongoing market volatility with regards to the development and construction of electric generation facilities, we have increased our preliminary cost estimate for this facility to approximately $3.0 billion to $3.5 billion. We anticipate finalizing the project budget by late summer after entering into an agreement for engineering, procurement, and construction services. The projected commercial operation date is 2029.

For additional information regarding other on-going capital projects, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements and Liquidity and Sources of Capital—Other Future Power Resources" in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025. We and our members may also continue to consider additional generation resources in the future.

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
In May 2024, the Environmental Protection Agency published a final rule under Clean Air Act sections 111(b) and 111(d) to limit greenhouse gas emissions from new gas turbines and existing coal plants, respectively. This final rule replaces the Affordable Clean Energy Rule, which was vacated and remanded to EPA in 2021 by the U.S. Court of Appeals for the District of Columbia. As written, the final rule would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. Under the new rule, gas-fired turbines that operate above a 20% capacity factor are required to meet stringent carbon dioxide emissions standards, including adding carbon capture and sequestration (CCS) by January 1, 2032, for baseload units operating above a 40% capacity factor. Exiting coal plants are required to either 1) cease operations by January 1, 2032, with no additional restrictions; 2) co-fire with 40% natural gas by January 1, 2030, and operate to January 1, 2039; or 3) reduce carbon dioxide emissions by 90% using CCS by January 1, 2032, to operate beyond January 1, 2039. However, the Trump administration has issued executive orders, among which include withdrawing from the Paris Climate Agreement and revoking any attendant carbon dioxide emissions goals and commitments, and stated its intention to rescind, revise or replace some existing environmental regulations, which would include regulations for greenhouse gas emissions from power plants. On March 12, 2025, EPA announced that it would reconsider regulations to limit greenhouse gas emissions from power plants. Additionally, EPA's final rule is being challenged in the U.S. Court of Appeals for the District of Columbia. In February 2025, the court granted EPA’s request that the court withhold issuing an opinion and hold the case in abeyance for 60 days while EPA determines how it wishes to proceed. On April 25, 2025, the U.S. Court of Appeals for the D.C. Circuit granted EPA's motion requesting a continuing abeyance of the litigation over the greenhouse gas rule EPA issued in 2024. EPA stated in its motion that it will issue a proposed reconsideration rule in spring 2025 and a final reconsideration rule by December 2025. On June 17, 2025, EPA published a proposed rule that included both a primary proposal to repeal all greenhouse gas standards for power plants, and an alternative proposal to repeal the standards for existing coal-fired plants and the CCS-based standards for new gas-fired combustion turbines, which would have required combustion turbines either to have CCS installed by 2032 or to limit operations to a 40% capacity factor or less beginning in 2032. Although we continue to evaluate the impact of EPA's greenhouse gas rule on our power plants, we cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

In May 2024, the EPA published a final supplemental ELG rule, which generally increases the stringency of the wastewater discharge standards. Taken together, the ELG rule revisions are expected to increase capital and operating costs of affected units. However, because of the compliance strategy for Plant Scherer, we do not anticipate significant additional impacts related to more stringent requirements in the supplemental ELG rule. The 2024 supplemental ELG rule is being challenged in federal court. In February 2025, EPA requested, and the court granted, a 60-day abeyance to determine how EPA wishes to proceed with the litigation. Additionally, certain Trump administration executive orders direct EPA to develop and implement action plans that suspend, revise, or rescind certain environmental regulations. On March 12, 2025, EPA announced that it will reconsider the supplemental ELG rule. We continue to monitor EPA's actions related to ELG; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA regulatory changes.

In 2024, EPA finalized amendments to the Mercury and Air Toxics Standards (MATS), which would have required Plant Scherer to install continuous emissions monitoring for filterable particulate matter by July 8, 2027. On April 8, 2025, President Trump signed a proclamation, entitled “Regulatory Relief for Certain Stationary Sources to Promote American Energy,” granting an exemption of the 2024 MATS amendments to certain coal plants, including Plant Scherer, and extending their compliance date two years to July 8, 2029. Then, on June 17, 2025, EPA published a proposed rule to repeal the 2024 amendments to MATS. We continue to monitor the impact of recent MATS actions on Plant Scherer, but we cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

Liquidity
At June 30, 2025, we had $1.8 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $263 million in cash and cash equivalents and $1.5 billion available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available June 30, 2025	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC'(1)	$1,275	$1,048	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents the face value of outstanding commercial paper at June 30, 2025.

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
(3)At June 30, 2025, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

A portion of our unrestricted available liquidity is allocated to support $40.5 million of weekly variable rate bonds that do not have external credit or liquidity support. The holders of these bonds may tender their bonds for purchase upon seven days' notice, and we are obligated to purchase any of these bonds which are tendered for purchase and not remarketed.

We have the flexibility to use the $1.275 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.3 billion syndicated line of credit. At June 30, 2025, our $227 million of outstanding commercial paper was primarily used to provide interim funding for:

•costs related to the new Smarr Combined Cycle and Talbot Unit No. 7 projects,

•costs related to the Walton County Power Plant acquisition, and

•costs related to the deferral of effects on net margin of our recently acquired facilities: BC Smith, Baconton Power Plant, two units at the Washington County Power Plant and Walton County Power Plant.

Rural Utilities Service financing is our preferred source of long-term financing for the Walton County acquisition, and for the Smarr Combined Cycle and Talbot Unit No. 7 projects. We intend to issue first mortgage bonds to provide long-term financing for certain other costs, including any costs for the Smarr Combined Cycle and Talbot Unit No. 7 projects not financed by the

Rural Utilities Service, and for the deferral of effects on net margin of our recently acquired facilities. We may also seek intermediate-term financing for the Smarr Combined Cycle project to finance a portion of the costs of this project prior to arranging long-term financing.

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $807 million remained available at June 30, 2025. This letter of credit issuance capacity includes $500 million under our $1.275 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new natural gas resources, until intermediate or long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2025, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At June 30, 2025, we had $226.2 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At June 30, 2025, we had five members participating in the program and a balance of $82.0 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At June 30, 2025, we had $12.6 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2024 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our current Rural Utilities Service-Guaranteed Loans as of June 30, 2025 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced June 30, 2025	Amount Remaining June 30, 2025
	(dollars in millions)
General and Environmental Improvements[1]	$630.3	$464.7	$165.6
General and Environmental Improvements[2]	755.2	251.6	503.6
Total	$1,385.5	$716.3	$669.2

(1) We are able to advance under this loan through September 30, 2026.
(2) We are able to advance under this loan through May 30, 2028.

In February 2025, we received a conditional commitment from the Rural Utilities Service for a guaranteed loan of $80.1 million for our acquisition of the Walton County Power Plant. We expect to close and advance on that loan by 2026.

When advanced, the debt will be secured ratably under our first mortgage indenture. As of June 30, 2025, we had $2.8 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under these loans. As of June 30, 2025, we had repaid $648.4 million and $4.0 billion remained outstanding. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements.

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
Item 4.    Controls and Procedures
As of June 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2024 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Annalisa M. Bloodworth (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Annalisa M. Bloodworth (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2022-2024).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	August 13, 2025	By:	/s/ Annalisa M. Bloodworth
Annalisa M. Bloodworth President and Chief Executive Officer

Date:	August 13, 2025		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)