Form 10-Q
period 2025-09-30
OGLETHORPE POWER CORP
filed 2025-11-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2025 and December 31, 2024

	(dollars in thousands)
	2025	2024
Assets
Electric plant:
In service	$17,437,631	$17,388,476
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,868,641)	(5,701,627)
Electric plant in service, net	11,871,722	11,989,581

Nuclear fuel, at amortized cost	411,032	402,328
Construction work in progress	726,542	320,167
Total electric plant	13,009,296	12,712,076

Investments and funds:
Nuclear decommissioning trust fund	832,847	721,624
Investment in associated companies	85,486	86,720
Long-term investments	645,033	645,166
Other	40,494	38,862
Total investments and funds	1,603,860	1,492,372

Current assets:
Cash and cash equivalents	310,678	337,813
Restricted cash and short-term investments	500	500
Short-term investments	85,582	124,572
Receivables	230,736	246,581
Inventories, at weighted average cost	349,625	356,285
Prepayments and other current assets	48,292	44,218
Total current assets	1,025,413	1,109,969

Deferred charges and other assets:
Regulatory assets	1,069,926	1,103,633
Prepayments to Georgia Power Company	17,146	16,334
Other	35,378	43,154
Total deferred charges	1,122,450	1,163,121
Total assets	$16,761,019	$16,477,538

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2025 and December 31, 2024

	(dollars in thousands)

	2025	2024
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,393,597	$1,328,418
Long-term debt	12,084,244	12,134,194
Obligation under finance leases	27,531	33,173
Obligation under Rocky Mountain transactions	33,543	31,910
Other	4,349	5,715
Total capitalization	13,543,264	13,533,410

Current liabilities:
Long-term debt and finance leases due within one year	391,841	398,979
Short-term borrowings	251,119	145,604
Accounts payable	154,475	138,537
Accrued interest	107,046	81,425
Member power bill prepayments, current	25,838	31,258
Other current liabilities	250,131	140,611
Total current liabilities	1,180,450	936,414

Deferred credits and other liabilities:
Asset retirement obligations	1,294,128	1,279,121
Member power bill prepayments, non-current	42,259	54,183
Regulatory liabilities	689,206	661,592
Other	11,712	12,818
Total deferred credits and other liabilities	2,037,305	2,007,714
Total equity and liabilities	$16,761,019	$16,477,538
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2025 and 2024

	(dollars in thousands)

	Three Months		Nine Months
	2025	2024	2025	2024
Operating revenues:
Sales to members	$594,248	$515,497	$1,864,239	$1,613,134
Sales to non-members	37,213	25,173	78,546	27,940
Total operating revenues	631,461	540,670	1,942,785	1,641,074
Operating expenses:
Fuel	224,759	152,582	654,244	468,091
Production	137,928	116,060	426,212	383,069
Depreciation and amortization	108,992	108,024	322,590	306,078
Purchased power	22,124	19,833	65,964	58,255
Accretion	14,728	18,626	43,867	54,665
Total operating expenses	508,531	415,125	1,512,877	1,270,158
Operating margin	122,930	125,545	429,908	370,916

Other income:
Investment income	8,056	15,018	24,600	47,970
Other	2,736	1,620	6,787	7,367
Total other income	10,792	16,638	31,387	55,337

Interest charges:
Interest expense	134,715	131,025	402,686	390,136
Allowance for debt funds used during construction	(5,398)	(2,259)	(14,117)	(49,088)
Amortization of debt discount and expense	2,527	2,857	7,547	8,355
Net interest charges	131,844	131,623	396,116	349,403
Net margin	$1,878	$10,560	$65,179	$76,850
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2025 and 2024

(dollars in thousands)
Balance at December 31, 2023	$1,257,917
Net margin	42,099
Balance at March 31, 2024	$1,300,016
Net margin	24,191
Balance at June 30, 2024	$1,324,207
Net margin	10,560
Balance at September 30, 2024	$1,334,767
Balance at December 31, 2024	$1,328,418
Net margin	43,006
Balance at March 31, 2025	$1,371,424
Net margin	20,295
Balance at June 30, 2025	$1,391,719
Net margin	1,878
Balance at September 30, 2025	$1,393,597
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2025 and 2024

	(dollars in thousands)
	2025	2024
Cash flows from operating activities:
Net margin	$65,179	$76,850
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	447,832	423,643
Accretion cost	43,867	54,665
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(2,114)	(1,227)
Deferred outage costs	(35,140)	(29,209)
Gain on sale of investments	(35,509)	(37,482)
Regulatory deferral of costs associated with nuclear decommissioning	40,803	20,953
Other	(11,080)	(28,616)
Change in operating assets and liabilities:
Receivables	4,297	(28,281)
Inventories	6,660	(6,125)
Prepayments and other current assets	(6,465)	(11,638)
Accounts payable	5,147	(11,157)
Accrued interest	25,621	(4,040)
Accrued taxes	4,416	2,155
Other current liabilities	(25,561)	(18,621)
Rate management program billing credits applied	(82,832)	(96,466)
Other	(17,345)	1,138
Total adjustments	361,256	228,351
Net cash provided by operating activities	426,435	305,201
Cash flows from investing activities:
Property additions	(569,616)	(440,348)
Plant acquisition	—	(75,240)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	21,684	—
Activity in nuclear decommissioning trust fund—Purchases	(915,869)	(1,276,750)
Activity in nuclear decommissioning trust fund—Proceeds	895,135	1,263,299
Activity in long-term and short-term investments—Purchases	(216,954)	(211,904)
Activity in long-term and short-term investments—Proceeds	288,615	294,312
Other	(1,199)	1,621
Net cash used in investing activities	(498,204)	(445,010)
Cash flows from financing activities:
Long-term debt proceeds	474,299	474,894
Long-term debt payments	(281,183)	(309,106)
Decrease in short-term borrowings, net	(148,948)	(254,353)
Other	466	(18,585)
Net cash provided by (used in) financing activities	44,634	(107,150)
Net decrease in cash, cash equivalents and restricted cash	(27,135)	(246,959)
Cash, cash equivalents and restricted cash at beginning of period	338,313	490,592
Cash, cash equivalents and restricted cash at end of period	$311,178	$243,633
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$361,316	$343,560
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$—	$(172,884)
Accrued property additions at end of period	$203,197	$66,103
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2025 and 2024. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results may differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of results to be expected for the full year. As noted in our 2024 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2024 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$247,836	$247,836	$—	$—
Corporate bonds and debt	99,039	—	98,945	94
US Treasury securities	86,749	86,749	—	—
Mortgage backed securities	67,078	—	67,078	—
Domestic mutual funds	106,672	106,672	—	—
Municipal bonds	9,852	—	9,852	—
Federal agency securities	9,217	—	9,217	—
Non-US Gov't bonds & private placements	14,813	—	14,813	—
International mutual funds	171,478	—	171,478	—
Other	20,113	20,113	—	—
Long-term investments:
Corporate bonds and debt	26,867	—	26,867	—
US Treasury securities	39,906	39,906	—	—
Mortgage backed securities	22,545	—	22,545	—
Domestic mutual funds	408,727	408,727	—	—
Treasury STRIPS	95,619	—	95,619	—
Non-US Gov't bonds & private placements	3,707	—	3,707	—
International mutual funds	46,760	—	46,760	—
Other	902	902	—	—
Short-term investments: Treasury STRIPS	85,582	—	85,582	—
Natural gas swaps	18,898	—	18,898	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$245,313	$245,313	$—	$—
Corporate bonds and debt	82,316	—	82,309	7
US Treasury securities	53,806	53,806	—	—
Mortgage backed securities	70,193	—	70,193	—
Domestic mutual funds	95,175	95,175	—	—
Municipal bonds	3,375	—	3,375	—
Federal agency securities	8,487	—	8,487	—
Non-US Gov't bonds & private placements	3,319	—	3,319	—
International mutual funds	4,228	—	4,228	—
Money Market	138,553	138,553	—	—
Other	16,859	16,859	—	—
Long-term investments:
Corporate bonds and debt	20,972	—	20,972	—
US Treasury securities	25,654	25,654	—	—
Mortgage backed securities	20,232	—	20,232	—
Domestic mutual funds	394,595	394,595	—	—
Treasury STRIPS	142,199	—	142,199	—
Non-US Gov't bonds & private placements	1,805	—	1,805	—
International mutual funds	39,340	—	39,340	—
Other	369	369	—	—
Short-term investments: Treasury STRIPS	124,572	—	124,572	—
Natural gas swaps	28,624	—	28,624	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2025 and December 31, 2024 were as follows:

	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$12,586,807	$11,067,665	$12,643,088	$10,666,727

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of September 30, 2025 and December 31, 2024 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2025, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At September 30, 2025 and December 31, 2024, the estimated fair values of our natural gas contracts were net assets of approximately $18,898,000 and $28,624,000, respectively.
At September 30, 2025 and December 31, 2024, one and two of our counterparties, respectively, were required to post credit collateral totaling $500,000 and $500,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of September 30, 2025 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2025	5.3
2026	24.0
2027	20.6
2028	10.2
2029	10.3
2030	12.2
Total	82.6
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at September 30, 2025 and December 31, 2024. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2025			2024
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$17,570	$(1,997)	$15,573	$19,527	$(1,563)	$17,964
Natural gas swaps	Other deferred charges	7,643	(3,769)	3,874	17,566	(5,279)	12,287
Liabilities
Natural gas swaps	Other current liabilities	$78	$(622)	$(544)	$290	$(1,917)	$(1,627)
Natural gas swaps	Other deferred credits	34	(39)	(5)	—	—	—
Total		$25,325	$(6,427)	$18,898	$37,383	$(8,759)	$28,624
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2025 and 2024.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(dollars in thousands)		(dollars in thousands)
Natural gas swaps gains	Fuel	$5,040	$141	$12,998	$746
Natural gas swaps losses	Fuel	(2,640)	(8,461)	(5,035)	(23,107)
Total		$2,400	$(8,320)	$7,963	$(22,361)

The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at September 30, 2025 and December 31, 2024.

	Balance Sheet Location	2025	2024
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$18,898	$28,624
Total		$18,898	$28,624

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of September 30, 2025 and December 31, 2024.

	Gross Unrealized
	(dollars in thousands)
September 30, 2025	Cost	Gains	Losses	Fair Value
Equity	$403,125	$299,443	$(4,463)	$698,105
Debt	843,592	9,629	(8,855)	844,366
Other	20,812	306	(127)	20,991
Total	$1,267,529	$309,378	$(13,445)	$1,563,462

	Gross Unrealized
	(dollars in thousands)
December 31, 2024	Cost	Gains	Losses	Fair Value
Equity	$259,554	$231,815	$(6,385)	$484,984
Debt	864,575	3,209	(17,336)	850,448
Other	155,802	224	(96)	155,930
Total	$1,279,931	$235,248	$(23,817)	$1,491,362

The cost basis of our debt securities that were in unrealized loss positions at September 30, 2025 was $238,024,000. At September 30, 2025, $536,000 of the $8,855,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $8,319,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates.

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
In September 2025, the FASB issued "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software", which modernizes the accounting for internal-use software under Accounting Standards Codification (ASC) 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. The new standard is effective for us for interim and annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of September 30, 2025 and December 31, 2024, we did not have any significant long-term contracts with non-members.
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
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2024 and 2025, our board of directors approved budgets to achieve a 1.14 and 1.10 margins for interest ratio, respectively. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of September 30, 2025 and September 30, 2024, we recognized refund liabilities totaling $37,100,000 and $41,850,000, respectively. As of December 31, 2024, we recognized refund liabilities totaling $55,914,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2025	2024	2025	2024
Capacity revenues	$373,386	$362,852	$1,209,682	$1,120,280
Energy revenues	220,862	152,645	654,557	492,854
Total	$594,248	$515,497	$1,864,239	$1,613,134

Receivables from contracts with our members at September 30, 2025 and December 31, 2024 were $190,770,000 and $177,790,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2025	2024	2025	2024
Energy revenues	$37,213	$25,173	$78,546	$26,368
Capacity revenues	—	—	—	1,572
Total	$37,213	$25,173	$78,546	$27,940
Energy revenues from non-members for the three and nine months ended September 30, 2025 and September 30, 2024 were primarily from the sale of the BC Smith Energy Facility deferring members' output into the wholesale market.
Our receivables from non-members at September 30, 2025 and December 31, 2024 were $39,966,000 and $68,791,000, respectively. Our non-member receivables are primarily related to transactions with Georgia Power, including from the nuclear storage litigation judgments, non-members for the sale of the BC Smith deferring members' output, affiliated companies and investment income. Our Georgia Power receivables at December 31, 2024 included $39,433,000 related to spent nuclear fuel storage costs litigation which was fully collected in the first quarter of 2025. For additional information regarding this litigation, see Note 1g in our 2024 Form 10-K.

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
In 2018, we began a rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the nine months ended September 30, 2025 and 2024 were $72,696,000 and $91,228,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of September 30, 2025, our remaining liability to be credited to our members' bills was $130,826,000. For additional information regarding our revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and nine months ended September 30, 2025 and 2024 was insignificant.
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

We combine lease and non-lease components for all lease agreements.

Classification	September 30, 2025	December 31, 2024
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(287,370)	(283,417)
Total finance lease assets	$15,362	$19,315
Lease liabilities—Finance leases
Obligations under finance leases	$27,531	$33,173
Long-term debt and finance leases due within one year	10,989	10,413
Total finance lease liabilities	$38,520	$43,586

Classification	September 30, 2025	December 31, 2024
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$6,239	$7,723
Total operating lease assets	$6,239	$7,723
Lease liabilities—Operating leases
Capitalization—Other	$4,349	$5,715
Other current liabilities	1,836	1,954
Total operating lease liabilities	$6,185	$7,669

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,603	$2,338	$7,810	$7,014
Interest on lease liabilities	Interest expense	1,134	1,400	3,402	4,199
Operating lease cost:	Inventory(1) & production expense	591	582	1,824	1,702
Total leased cost		$4,328	$4,320	$13,036	$12,915
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2025	December 31, 2024
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	3.69	4.37
Operating leases	4.60	5.01
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.33%	6.34%

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,408	$2,925
Operating cash flows from operating leases	$1,824	$1,796
Financing cash flows from finance leases	$5,067	$4,550
Right-of-use assets obtained in exchange for new operating lease liabilities	$13	$2,791
Maturity analysis of our finance and operating lease liabilities as of September 30, 2025 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2025	$7,475	$545	$8,020
2026	14,949	2,101	17,050
2027	14,949	1,824	16,773
2028	3,052	1,713	4,765
2029	3,052	263	3,315
Thereafter	4,579	723	5,302
Total lease payments	$48,056	$7,169	$55,225
Less: imputed interest	(9,536)	(984)	(10,520)
Present value of lease liabilities	$38,520	$6,185	$44,705
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Lease income	$1,185	$1,385	$3,781	$4,164
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

Classification
	Nine Months Ended
	September 30, 2025	September 30, 2024
	(dollars in thousands)
Cash and cash equivalents	$310,678	$242,773
Restricted cash included in restricted cash and short-term investments	500	860
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$311,178	$243,633
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	(dollars in thousands)
	2025	2024
Regulatory Assets:
Premium and loss on reacquired debt(a)	$20,801	$21,587
Amortization of financing leases(b)	20,841	24,699
Outage costs(c)	49,977	45,749
Asset retirement obligations—Ashpond and other(l)	251,863	268,074
Depreciation expense - Plant Vogtle(d)	31,634	32,702
Depreciation expense - Plant Wansley(e)	321,376	337,181
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	53,851	54,545
Interest rate options cost(g)	125,351	130,456
Deferral of effects on net margin—TA Smith Energy Facility(h)	120,382	124,840
Deferral of effects on net margin—BC Smith Energy Facility(p)	32,576	27,841
Inventory adjustments - TA Smith Energy Facility(q)	13,957	14,723
Other regulatory assets(o)	27,317	21,236
Total Regulatory Assets	$1,069,926	$1,103,633
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	$6,045	$29,975
Deferral of effects on net margin—Hawk Road Energy Facility(h)	14,942	15,404
Major maintenance reserve(j)	95,616	99,987
Deferred debt service adder(k)	198,101	186,757
Asset retirement obligations—Nuclear(l)	224,143	102,858
Revenue deferral plan(m)	130,826	197,373
Natural gas hedges(n)	18,898	28,624
Other regulatory liabilities(o)	635	614
Total Regulatory Liabilities	$689,206	$661,592
Net Regulatory Assets	$380,720	$442,041
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

(K)Member Power Bill Prepayments.    We have a power bill prepayment program pursuant to which members can prepay their power bills from us at a discount based on our avoided cost of borrowing. The prepayments are credited against the participating members' power bills in the month(s) agreed upon in advance. The discounts are credited against the power bills and are recorded as a reduction to member revenues. The prepayments are being credited against members' power bills through December 2028, with the majority of the balance scheduled to be credited by the end of 2027.
(L)Debt.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of September 30, 2025, we have repaid $681,973,000 of principal on the notes related to these borrowings and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $3,951,055,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2025, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $124,298,000 for long-term financing of general and environmental improvements at existing plants.
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

Georgia Power placed Unit No. 3 in service on July 31, 2023 and placed Unit No. 4 in service on April 29, 2024. Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 727 megawatts of nameplate capacity, as constructed, and a summer planning reserve capacity of 670 megawatts.

Vogtle Unit No. 3 and No. 4 site demobilization efforts have been completed, and remaining contractor obligations have been substantially satisfied. As of September 30, 2025, our actual costs related to the new Vogtle units were approximately $8.3 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $445 million we received from Georgia Power pursuant to the cost-sharing provisions in a settlement agreement with Georgia Power.

For additional information regarding our participation in Plant Vogtle Units No. 3 and No. 4, see Note 8 in our 2024 Form 10-K.

Plant Vogtle Unit No. 3 and No. 4 Production Tax Credits

For the nine months ended September 30, 2025, we sold Georgia Power approximately $66,909,000 of nuclear production tax credits ("NPTCs"), earned by us pursuant to Section 45J of the Internal Revenue Code and recognized the amounts as credits to the Production expense line item within our consolidated statements of revenues and expenses. In 2023 and 2024, since Plant Vogtle Units No. 3 and No. 4 were placed in service, we sold Georgia Power approximately $21,700,000 and $72,600,000, respectively, of nuclear production tax credits.
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
(O)Asset Retirement Obligations. During the nine months ended September 30, 2025, no change in cash flow estimates related to nuclear or coal ash related asset retirement obligations was recorded. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of coal ash expenditures in the fourth quarter of 2025.

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

(Q)Smarr Combined Cycle Project. We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. In September 2025, we entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with TIC – The Industrial Company, a subsidiary of Kiewit Energy Group Inc., for the construction of the project. The EPC Agreement is a fixed price agreement with certain limited exceptions that includes performance guarantees and performance liquidated damages and a parent guaranty by Kiewit. We have separately entered into an agreement with GE Verona Operations, LLC for the purchase of the two combustion cycle units. As of September 30, 2025, we had incurred costs of approximately $202.3 million with respect to this project.

(R)Spent Nuclear Fuel Storage Costs. Contracts with the U.S. Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle Units No. 1 and No. 2. The Department of Energy failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power, as agent for the co-owners of the plants, is pursuing legal remedies against the Department of Energy for breach of contract.

On September 5, 2025, Georgia Power filed their fifth round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 for the period from January 1, 2020 through December 31, 2024. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided.

No amounts have been recognized in our consolidated financial statements as of September 30, 2025 for any potential recoveries from the pending lawsuits. The final outcome of this matter cannot be determined at this time.

Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. We expect that facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

For additional information regarding nuclear fuel costs, see Note 1g in our 2024 Form 10-K.

(S)Reportable Segment Information. An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”). We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding the allocation of resources in accordance with ASC 280, Segment Reporting. We have one reportable operating segment.

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

The accounting policies of our reportable segment are the same as those described in Note 1, Summary of significant accounting policies in our 2024 Form 10-K.

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
Results of Operations
For the Three and Nine Months Ended September 30, 2025 and 2024
Net Margin
Our net margin for the three-month and nine-month periods ended September 30, 2025 were $1.9 million and $65.2 million, compared to $10.6 million and $76.9 million for the same periods of 2024, respectively. Through September 30, 2025, we collected approximately 117% of our targeted net margin of $55.6 million for the year ending December 31, 2025. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2025 targeted margins for interest ratio of 1.10. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $37.1 million and $41.8 million as of September 30, 2025 and September 30, 2024, respectively. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2024 Form 10-K.
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

The components of member revenues for the three-month and nine-month periods ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)
	2025	2024	% Change	2025	2024	% Change
Capacity revenues	$373,386	$362,852	2.9%	$1,209,682	$1,120,280	8.0%
Energy revenues	220,862	152,645	44.7%	654,557	492,854	32.8%
Total	$594,248	$515,497	15.3%	$1,864,239	$1,613,134	15.6%
MWh Sales to members(1)	9,450,715	9,180,278	2.9%	24,955,477	23,572,242	5.9%
Cents/kWh	6.29	5.62	12.0%	7.47	6.84	9.2%
Member energy requirements supplied(1)	71%	71%	0.0%	71%	69%	2.9%
(1) Excludes test energy megawatt-hours from Plant Vogtle Unit No. 4 supplied to members during the nine-month period ended September 30, 2024. Any revenues and costs associated with test energy were capitalized.

Energy revenues from members increased for the three-month and nine-month periods ended September 30, 2025 compared to the same periods in 2024, primarily due to the increase in megawatt-hours sold to members and recovery of higher fuel costs. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased for the nine-month period ended September 30, 2025 compared to the same period in 2024, primarily due to the recovery of increased fixed operating expenses, net interest expense and depreciation expense as a result of Plant Vogtle Unit No. 4 being placed in service on April 29, 2024. Capacity revenues from members increased slightly for the three-month period ended September 30, 2025 compared to the same period in 2024.

Sales to non-members.    Sales to non-members during the three-month and nine-month periods ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)			(dollars in thousands)

	2025	2024	% Change	2025	2024	% Change
Energy revenues	$37,213	$25,173	47.8%	$78,546	$26,368	197.9%
Capacity revenues	—	—	N/M	—	1,572	(100.0)%
Total	$37,213	$25,173	47.8%	$78,546	$27,940	181.1%
MWh Sales to non-members	762,970	707,330	7.9%	1,691,014	760,831	122.3%
Cents/kWh	4.88	3.56	37.1%	4.64	3.67	26.4%
N/M - Not meaningful
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members increased for the three-month and nine-month periods ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in megawatt-hours sold to non-members.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Coal	$31,169	$35,160	(11.4)%	836,938	935,786	(10.6)%	3.72	3.76	(1.1)%
Nuclear	30,604	31,428	(2.6)%	3,878,065	3,679,964	5.4%	0.79	0.85	(7.1)%
Nuclear Fuel Credits(2)	—	(37,300)	N/M	—	—	N/M	N/M	N/M	N/M
Gas:(3)
Combined Cycle	111,866	86,417	29.4%	4,496,624	4,268,071	5.4%	2.49	2.02	23.3%
Combustion Turbine	51,120	36,877	38.6%	1,264,931	1,229,627	2.9%	4.04	3.00	34.7%
	$224,759	$152,582	47.3%	10,476,558	10,113,448	3.6%	2.15	1.51	42.4%

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Coal	$109,505	$110,950	(1.3)%	2,834,223	2,768,633	2.4%	3.86	4.01	(3.7)%
Nuclear	88,176	87,001	1.4%	11,178,200	10,554,329	5.9%	0.79	0.82	(3.7)%
Nuclear Fuel Credits(2)	—	(37,300)	N/M	—	—	N/M	N/M	N/M	N/M
Gas:(3)
Combined Cycle	359,974	243,702	47.7%	11,197,721	9,810,906	14.1%	3.21	2.48	29.4%
Combustion Turbine	96,589	63,738	51.5%	2,144,956	1,823,543	17.6%	4.50	3.50	28.6%
	$654,244	$468,091	39.8%	27,355,100	24,957,411	9.6%	2.39	1.88	27.1%

(1) Excludes test energy megawatt-hours generated at Plant Vogtle Unit No. 4 during the nine-month period ended September 30, 2024.
(2) Represents credits to fuel expense for settlements related to spent nuclear fuel storage costs. For additional information regarding spent nuclear fuel storage costs litigation, see Notes 1e and 1g in our 2024 Form 10-K.
(3) Realized gains and losses on natural gas swaps are included in fuel expense.
N/M - Not meaningful

Total fuel costs increased for the three-month and nine-month periods ended September 30, 2025 compared to the same periods in 2024 as a result of an increase in the average cost of fuel and an increase in generation for members. The increase in average fuel cost was primarily due to higher average natural gas prices during the three-month and nine-month periods ended September 30, 2025 compared to the same periods in 2024 as prices have increased due to supply and demand pressures. The increase in generation was primarily due to the output from BC Smith, which underwent a major maintenance outage during the comparable periods in 2024, and from Plant Vogtle Unit No. 4 being placed in service on April 29, 2024. Coal-fired generation increased for the nine-month period ended September 30, 2025 compared to the same period in 2024 primarily as a result of the higher average natural gas prices, which caused generation from the coal-fired units to be relatively more economical. Coal-fired generation decreased slightly for the three-month period ended September 30, 2025 compared to the same period in 2024 due to temporary constraints on our ability to obtain additional coal.
Based on meter readings, our member system hit a new summer peak demand of approximately 10,420 megawatts in July 2025, exceeding our members' prior summer peak of 10,092 megawatts in July 2024.

Production Expenses
Production costs increased for the three-month and nine-month periods ended September 30, 2025 as compared to the same periods in 2024 primarily as a result of $24.6 million and $70.2 million in production costs related to Plant Vogtle Units No. 3 and No. 4, net of $22.1 million and $66.9 million in credits recognized during the respective periods from the sale of nuclear production tax credits to Georgia Power and the deferral of net margins associated with BC Smith. The increase in production costs for the nine-month period ended September 30, 2025 was offset by $18.1 million in lower fixed major maintenance outage costs associated with our natural gas-fired facilities compared to the same period in 2024. Major maintenance outage costs associated with our natural gas-fired facilities was relatively unchanged for the three-month period ended September 30, 2025 as compared to the same period in 2024. Production costs can also vary due to the number and extent of maintenance outages in a given year.
Depreciation and Amortization
Depreciation and amortization increased for the nine-month period ended September 30, 2025 as compared to the same period in 2024 primarily as a result of Plant Vogtle Unit No. 4 being placed in service on April 29, 2024. Depreciation and amortization was relatively unchanged for the three-month period ended September 30, 2025 as compared to the same period in 2024.
Interest Charges
Net interest charges increased for the nine-month period ended September 30, 2025 as compared to the same period in 2024 as a result of lower capitalized interest expense due to Plant Vogtle Unit No. 4 being placed in service on April 29, 2024. Net interest charges was relatively unchanged for the three-month period ended September 30, 2025 as compared to the same period in 2024.

Financial Condition
Balance Sheet Analysis as of September 30, 2025
Assets
Cash used for property additions for the nine-month period ended September 30, 2025 totaled $569.6 million. Of this amount, construction work in progress increased $406.4 million during the nine-month period ended September 30, 2025, primarily due to additions and replacements at our existing electric generating facilities as well as construction at our two new natural gas-fired generation resources. An additional $95.2 million was for nuclear fuel purchases and $30.6 million was associated with construction expenditures for Vogtle Unit No. 4. The remainder was for expenditures related to normal additions and replacements to our existing generation facilities.

The $111.2 million increase in the nuclear decommissioning trust fund was primarily due to a $59.7 million increase in the fair value of investments due to continued appreciation in the stock market, $43.2 million in investment earnings and $8.3 million in contributions to our nuclear decommissioning trust fund during the nine-month period ended September 30, 2025.

Receivables decreased $15.8 million for the nine-month period ended September 30, 2025 primarily due to a $42.2 million decrease in Georgia Power receivables primarily related to spent nuclear fuel storage cost litigation. Largely offsetting this decrease was a $13.0 million increase in member receivables and a $8.7 million increase in other non-member receivables.

Inventories decreased $6.7 million during the nine-month period ended September 30, 2025 primarily due to a decrease in fuel inventories of $20.2 million due to increased generation at our coal-fired units and the associated increase in coal burn. Such decrease was offset by an increase of $13.5 million in material and supplies at our electric generating facilities.

Regulatory assets decreased $33.7 million largely as a result of a $16.0 million decrease in the deferral associated with coal ash pond asset retirement obligations and a $15.8 million decrease in our regulatory asset for the accelerated depreciation associated with the early retirement of Plant Wansley, which occurred in 2022.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $57.1 million. This was primarily the result of $276.1 million in debt service payments and reclassifying $254.5 million of commercial paper, which was classified as long-term debt at December 31, 2024 due to the refinancing of that commercial paper by the issuance of the Series 2025A green first mortgage bonds in January 2025, to short-term borrowings. Offsetting these decreases was the issuance of $350.0 million of our Series 2025A green first mortgage bonds and $124.3 million in advances under Rural Utilities Service-guaranteed loans. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.

At September 30, 2025, short-term borrowings, which primarily provide interim financing for costs related to the Walton County acquisition, the new Smarr Combined Cycle and Talbot Unit No. 7 projects and the deferral of effects on net margin for BC Smith and the Washington County Power Plant, increased $105.5 million during the nine-month period ended September 30, 2025, primarily as a result of borrowings of $117.8 million. At December 31, 2024, short-term borrowings were primarily related to interim financing for Vogtle Units No. 3 and No. 4 construction costs.
Accounts payable increased $15.9 million during the nine-month period ended September 30, 2025, primarily due to a $27.2 million increase in Georgia Power payables and a $6.7 million increase in payables for natural gas purchases and related transportation offset by a net decrease of $18.8 million in payables to our members by applying $55.9 million in credits to our members' bills in the first quarter of 2025 for a board-approved reduction in 2024 revenue in excess of the requirement to meet the 2024 targeted net margin, offset by a $37.1 million refund liability recognized during the third quarter of 2025.
Other current liabilities increased $109.5 million for the nine-month period ended September 30, 2025, primarily as a result of a $108.9 million increase in accrued liabilities principally for property additions for our new generation projects.
Regulatory liabilities increased $27.6 million for the nine-month period ended September 30, 2025 primarily due to a $121.3 million increase in deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments, and a $11.3 million increase in the liability for collections of future debt service payments. Offsetting these increases was a $66.5 million decrease in the liability for our revenue deferral rate management plan, which is associated with the new Vogtle units, a $23.9 million decrease in the liability of retirement costs associated with long-lived assets for which there are no legal obligations to retire such assets, a $9.7 million decrease in the liability associated with unrealized gains on our natural gas contracts, and a net $4.4 million decrease in the liability for collections of future major maintenance outage costs. See Notes F and Note J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.
Capital Requirements and Liquidity and Sources of Capital
Future Power Resources
We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. In September 2025, we entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with TIC – The Industrial Company, a subsidiary of Kiewit Energy Group Inc., for the construction of the project. The EPC Agreement is a fixed price agreement with certain limited exceptions that includes performance guarantees and performance liquidated damages and a parent guaranty by Kiewit. We have separately entered into an agreement with GE Verona Operations, LLC for the purchase of the two combustion cycle units. As of September 30, 2025, we had incurred costs of approximately $202.3 million with respect to this project.

We intend to finance the Smarr project on a short-term basis through our commercial paper program and may pursue medium-term loans for intermediate financing. Our preferred source of long-term financing for this project is loans from the Federal Financing Bank guaranteed by the Rural Utilities Service, and we expect to issue first mortgage bonds for any costs not financed by the Rural Utilities Service.

See “RISK FACTORS” in our 2024 Form 10-K for a discussion of certain risks associated with the construction and financing of new generation projects.

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

In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR disposal facilities. Since 2015, EPA has made subsequent revisions to CCR requirements and, beginning in 2022, EPA issued a number of proposed and final determinations on requests for extensions of time to close ash ponds, which could affect the Georgia Environmental Protection Division's (EPD) review of the proposed closure plans for the coal ash ponds at Plants Wansley and Scherer. In May 2024, EPA adopted new CCR regulations that expanded regulatory requirements to cover Legacy Surface Impoundments and CCR Management Units that were previously exempt. Then, on July 22, 2025, EPA proposed a rule modifying and extending certain compliance deadlines related to CCR management units. A final rule is expected in 2026. We continue to monitor EPA's actions related to CCR; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA and Georgia regulatory actions.

In May 2024, the EPA published a final supplemental effluent limitations guideline (ELG) rule, which generally increases the stringency of the wastewater discharge standards. Taken together, the ELG rule revisions are expected to increase capital and operating costs of affected units. However, because of the compliance strategy for Plant Scherer, we do not anticipate significant additional impacts related to more stringent requirements in the supplemental ELG rule. The 2024 supplemental ELG rule is being challenged in federal court. In February 2025, EPA requested, and the court granted, a 60-day abeyance to determine how EPA wishes to proceed with the litigation. Additionally, certain Trump administration executive orders direct EPA to develop and implement action plans that suspend, revise, or rescind certain environmental regulations. On March 12, 2025, EPA announced that it will reconsider the supplemental ELG rule. On October 2, 2025, EPA published a proposed rule extending certain compliance deadlines for the ELG rules that apply to coal-fired power plants. A final rule is expected in 2026. We continue to monitor EPA's actions related to ELG; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA regulatory changes.

Liquidity
At September 30, 2025, we had $1.8 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $311 million in cash and cash equivalents and $1.5 billion available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2025	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC'(1)	$1,275	$1,023	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents the face value of outstanding commercial paper at September 30, 2025.

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
(3)At September 30, 2025, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.3 billion syndicated line of credit. At September 30, 2025, our $251.1 million of outstanding commercial paper was primarily used to provide interim funding for:

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

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $807 million remained available at September 30, 2025. This letter of credit issuance capacity includes $500 million under our $1.275 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new natural gas resources, until intermediate or long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At September 30, 2025, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At September 30, 2025, we had $251.1 million of unsecured indebtedness outstanding.

Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At September 30, 2025, we had five members participating in the program and a balance of $68.1 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At September 30, 2025, we had $12.6 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2024 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our current Rural Utilities Service-Guaranteed Loans as of September 30, 2025 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced September 30, 2025	Amount Remaining September 30, 2025
	(dollars in millions)
General and Environmental Improvements[1]	$630.3	$469.6	$160.7
General and Environmental Improvements[2]	755.2	302.6	452.6
Total	$1,385.5	$772.2	$613.3

(1) We are able to advance under this loan through September 30, 2026.
(2) We are able to advance under this loan through May 30, 2028.

In February 2025, we received a conditional commitment from the Rural Utilities Service for a guaranteed loan of $80.1 million for our acquisition of the Walton County Power Plant. We expect to close and advance on that loan by early 2026.

When advanced, the debt will be secured ratably under our first mortgage indenture. As of September 30, 2025, we had $2.8 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under these loans. As of September 30, 2025, we had repaid $682.0 million and $4.0 billion remained outstanding. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture. For more information regarding the loan guarantee agreement, see Note L of Notes to Unaudited Consolidated Financial Statements.

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
Item 4.    Controls and Procedures
As of September 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2024 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended September 30, 2025, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 12, 2025	By:	/s/ Annalisa M. Bloodworth
Annalisa M. Bloodworth President and Chief Executive Officer

Date:	November 12, 2025		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)