Form 10-K
period 2025-12-31
OGLETHORPE POWER CORP
filed 2026-03-27
CIK 788816

Use these links to rapidly review the document

Index To Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
2025 FORM 10-K ANNUAL REPORT

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

Any forward-looking statement speaks only as of the date of this annual report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict all of them; nor can we assess the impact of each factor or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:
•cost increases and schedule delays with respect to our capital improvement and construction projects, such as our new natural gas-fired generation facilities, our battery storage resources, the closure of coal ash ponds and any other future generation projects we may undertake;

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
•changes in technology available to and utilized by us, our competitors, or residential or commercial consumers in our members' service territories, including for the development and deployment of distributed generation and energy storage technologies;

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
•catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, severe winter weather, explosions, pandemic health events, or similar occurrences;

•significant changes in critical accounting policies material to us; and
•other factors discussed elsewhere in this annual report and in other reports we file with the SEC.
iii

ITEM 1.    BUSINESS
OGLETHORPE POWER CORPORATION
General
We are a Georgia electric membership corporation (an EMC) incorporated in 1974 and headquartered in metropolitan Atlanta. We are owned by our 38 retail electric distribution cooperative members. Our principal business is providing wholesale electric power to our members. As with cooperatives generally, we operate on a not-for-profit basis. We are one of the largest electric cooperatives in the United States in terms of revenues, assets, kilowatt-hour sales to members and, through our members, consumers served. We are also the second largest power supplier in the state of Georgia. As of December 31, 2025, we had 401 employees.
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
Power Supply Business
We provide wholesale electric service to our members for a significant portion of their aggregate power requirements primarily from our fleet of generation assets but also with power purchased from other power suppliers from time to time. In 2025, we supplied energy that accounted for approximately 72% of the retail energy requirements of our members. We provide this service pursuant to long-term, take-or-pay wholesale power contracts. The wholesale power contracts obligate our members jointly and severally to pay rates sufficient for us to recover all the costs of owning and operating our power supply business, including the payment of principal and interest on our indebtedness and to yield a minimum 1.10 margins for interest ratio under our first mortgage indenture. Our members satisfy all of their power requirements above their purchase obligations to us with purchases from other suppliers. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
As of December 31, 2025, our fleet of generating units totaled 9,317 megawatts of summer planning reserve capacity, which included 729 megawatts of Smarr EMC assets that we manage but do not own. Our generation portfolio includes units powered by nuclear, coal, natural gas, fuel oil and water. We also supply financial and management services to support Green Power EMC's purchase of energy from 820 megawatts of renewable resources, including, low-impact hydroelectric, landfill gas and solar facilities. See "– Relationship with Green Power EMC," "OUR POWER SUPPLY RESOURCES," "OUR

MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources" – and "PROPERTIES – Generating Facilities."
In 2025, one of our members, Jackson EMC, accounted for approximately 18% of our total revenues. Each of our other members accounted for less than 10% of our total revenues in 2025.
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

Under our first mortgage indenture, we are prohibited from making any distribution of patronage capital to our members if, at the time of or after giving effect to the distribution, (i) an event of default exists under the first mortgage indenture, (ii) our equity as of the end of the immediately preceding fiscal quarter is less than 20% of our total long-term debt and equities, or (iii) the aggregate amount expended for distributions on or after the date on which our equity first reaches 20% of our total long-term debt and equities exceeds 35% of our aggregate net margins earned after such date. This last restriction, however, will not apply if, after giving effect to such distribution, our equity as of the end of the immediately preceding fiscal quarter is at least 30% of our total long-term debt and equities. As of December 31, 2025, our equity ratio was 9.9%.
As of December 31, 2025, we had approximately $12.6 billion of secured indebtedness outstanding under the first mortgage indenture. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired.
Relationship with Federal Lenders
Rural Utilities Service
Historically, federal loan programs administered by the Rural Utilities Service, an agency of the United States Department of Agriculture, have provided the principal source of financing for electric cooperatives. Loans guaranteed by the Rural Utilities Service and made by the Federal Financing Bank have been a major source of funding for us. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The timing and continued availability of Rural Utilities Service funding could also be impacted by federal administrative actions and government shutdowns. The proposed budget for fiscal year 2026, which began October 2025, includes an aggregate loan program level of $7.0 billion and recent annual appropriations bills have provided the Rural Utilities Service an administrative process through which it may increase available loan funding by up to 25%. Significant growth in power supply needs for electric cooperatives across the country may lead to competition for available funds if funding applications exceed available funds. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

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
As of December 31, 2025, we had $2.8 billion of outstanding loans guaranteed by the Rural Utilities Service and secured under our first mortgage indenture.
Department of Energy
We have a loan guarantee agreement with the Department of Energy, pursuant to which the Department of Energy guaranteed over $4.6 billion of our eligible costs of construction relating to Plant Vogtle Units No. 3 and No. 4. We have advanced all amounts available under the Department of Energy-guaranteed loans. In 2020, we began making principal payments on these loans and, at December 31, 2025, we had $3.9 billion outstanding. All advances received under this facility are secured under our first mortgage indenture.

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
Relationship with Georgia System Operations Corporation
We, Georgia Transmission and our 38 members are members of Georgia System Operations Corporation, which was formed in 1997 to own and operate the system operations business we previously owned. Georgia System Operations operates the system control center and currently provides Georgia Transmission and us with system operations services and administrative support services. We have contracted with Georgia System Operations to schedule and dispatch our resources. We also purchase from Georgia System Operations services that it purchases from Georgia Power under the Control Area Compact, which we co-signed with Georgia System Operations. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Members' Relationship with Georgia Transmission and Georgia System Operations." Georgia System Operations provides support services to us in the areas of payroll, auditing, human resources, telecommunications and information technology at cost.
We have made loans to Georgia System Operations primarily for the purpose of financing its capital expenditures. As of December 31, 2025, the balance of the loans outstanding was $11.3 million.

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
Relationship with Green Power EMC
Green Power Electric Membership Corporation, owned by our 38 members, is a Georgia electric membership corporation specializing in the purchase of renewable energy for its members. As of December 31, 2025, Green Power EMC purchased energy from 820 megawatts of renewable energy resources. By the end of 2027, the capacity is expected to increase by at least 451 megawatts, bringing the total capacity to more than 1,271 megawatts. We supply financial and management services to Green Power EMC. For more information on the renewable resources of Green Power EMC, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
Competition
Under current Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories. However, the Georgia Territorial Act permits limited competition among electric utilities located in Georgia for sales of electricity to certain large commercial or industrial customers. The owner of any new facility may receive electric service from the power supplier of its choice if the facility is located outside of municipal limits and has a connected load upon initial full operation of 900 kilowatts or more. Georgia is experiencing significant load growth, which is projected to continue over the next several years, resulting from native load growth and the development of several large commercial projects, including data centers. Our members are actively engaged in competition with other retail electric suppliers for a significant amount of new commercial and industrial loads. The number of commercial and industrial loads served by our members continues to increase annually, and our members are evaluating additional generation resources from us or other third parties to meet this additional demand. This limited competition has given our members the opportunity to develop resources and strategies to operate in a more competitive market.

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

As of December 31, 2025, we had 401 employees. Substantially all of our associates are full-time employees and are located in Georgia. We have a formal Code of Conduct that, among other things, requires that we treat each other, and those outside our company with whom we do business, professionally and with fairness and respect. We must also conduct ourselves in a manner that promotes a favorable image of our company and a positive and professional workplace environment that promotes harmonious relationships among each other and our members.

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

OUR POWER SUPPLY RESOURCES
General
We supply capacity and energy to our members for a portion of their requirements from our fleet of generating assets. In 2025, we supplied approximately 72% of the retail energy requirements of our members. Our members purchased the remaining 28% from a variety of suppliers, including Green Power EMC (renewable resources), Smarr EMC (gas-fired resources), Southeastern Power Administration (hydroelectric power), and several power marketers and other wholesale suppliers. For more detailed information on these other purchases, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources."
Generating Plants
As of December 31, 2025, our fleet of generating units totaled 9,317 megawatts of summer planning reserve capacity, including 729 megawatts of Smarr EMC assets, which we manage. Our generation portfolio includes interests in nuclear, coal, natural gas, fuel oil and hydro units. Georgia Power, the Municipal Electric Authority of Georgia (MEAG Power) and the City of Dalton also have interests in eight of these units at Plants Hatch, Vogtle and Scherer. Georgia Power serves as operating agent for these eight units. Georgia Power also has an interest in the three units at Rocky Mountain, which we operate. In addition to our 37 generating units, we operate and manage six gas-fired generating units on behalf of Smarr EMC.
See "PROPERTIES" for a description of our generating facilities, fuel supply and the co-ownership arrangements. For a description of Smarr EMC's assets, see "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Smarr EMC."
Power Purchase and Sale Arrangements
As of December 31, 2025, we had no material power purchase or sale agreements.
We supply financial and management services to support Green Power EMC's purchase of energy from 820 megawatts of renewable resources, plus an additional 451 megawatts under contract to be constructed by the end of 2027. See "OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources – Green Power EMC."
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

Future Power Resources
Smarr Combined Cycle Generation Facility
We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. In September 2025, we entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with TIC – The Industrial Company, a subsidiary of Kiewit Energy Group Inc., for the construction of the project. The EPC Agreement is a fixed price agreement with certain limited exceptions that includes performance guarantees and performance liquidated damages and a parent guaranty by Kiewit. We have separately entered into an agreement with GE Vernova Operations, LLC for the purchase of the two combined cycle units. In connection with this additional resource, we entered into agreements to provide firm capacity on new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. As of December 31, 2025, we had incurred costs of approximately $343.5 million with respect to this project.

Talbot Combustion Turbine Unit No. 7
We and our members have also approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. In 2025, we entered into a purchase agreement with the equipment manufacturer for the unit and we expect to enter into a construction agreement for the project in 2026. Our current budget for this unit is approximately $360 million and the projected commercial operation date is 2029. In connection with this additional resource, we entered into agreements to provide firm capacity on new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. As of December 31, 2025, we had incurred costs of approximately $61.5 million with respect to this project.

Grid Resilience and Innovation Partnerships (GRIP) Program

Oglethorpe and Georgia Transmission Corporation, through the Georgia Environmental Finance Authority, were awarded a grant under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program. Oglethorpe’s portion of the grant is approximately $81 million. Oglethorpe expects to use the grant proceeds to support the development of an aggregate of 75 megawatts of utility-scale battery storage resources for our members. We estimate that the total cost of these battery storage resources will be approximately $240 million, before the application of any grant proceeds. The commercial operation dates for these resources is currently expected to be 2030. We are currently working through the GRIP Program funding process and receipt of any grant proceeds remains subject to meeting program requirements. If these grant funds become unavailable for this project, we and our members will reassess whether or not to continue with this project.

Potential Additional Resources

We and our members are considering capacity upgrades to some of our existing generation resources as well as two additional natural gas-fired resources. One potential new resource is an approximately 713-megawatt, one-unit combined cycle generation facility. Our preliminary cost estimate for this project is approximately $2.3 billion to $2.7 billion and the projected commercial operation date is 2033. We are evaluating additional natural gas transportation options in connection with this potential resource. Another potential project is to modify one of our existing facilities by constructing an additional 209-megawatt combustion turbine unit to modernize and replace one or more older units. Our preliminary cost estimate for this modification is approximately $525 million to 625 million and the projected commercial operation date is 2031. Each of these projects remains subject to meeting the requirements of our wholesale power contracts, including approval from our board and our members’ boards and our member subscription process. We expect that this approval process will be completed by summer 2026.

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
Our members serve approximately 2.2 million electric consumers (meters) representing approximately 4.7 million people. Our members serve a region covering approximately 38,000 square miles, which is approximately 65% of the land area in the State of Georgia, encompassing 151 of the State's 159 counties. Currently, our members' sales by customer class are approximately one-third to commercial and industrial consumers, of which less than 10% of this consumer class is large data centers, slightly less than two-thirds to residential consumers, and four percent to all other consumers. Our members are the principal suppliers for the power needs of rural Georgia. While our members do not serve any major cities, portions of their service territories are in close proximity to urban areas and have experienced substantial growth over the years due to the expansion of urban areas, including metropolitan Atlanta, into suburban areas and the growth of suburban areas into neighboring rural areas. Each year we file an exhibit containing financial and statistical information for our 38 members for the most recent three year period with our first or second quarter Form 10-Q.
The following table shows the aggregate peak demand and energy requirements of our members for the years 2023 through 2025, and also shows the amount of their energy requirements that we supplied. From 2023 through 2025, peak demand of the members and their energy requirements have fluctuated based on various factors. In July 2025, our member system hit a new summer peak demand of 10,424 megawatts, exceeding our members' prior summer peak of 10,092 megawatts in July 2024. In December 2022, our member system hit its overall peak demand of 10,810 megawatts.

	Member Peak Demand (MW)(1)	Member Summer Peak Demand (MW)	Member Winter Peak Demand (MW)	Member Energy Requirements (MWh)
				Total(2)	Supplied by Oglethorpe(3)
2025	10,424	10,424	10,094	45,836,479	33,086,185
2024	10,236	10,092	10,236	44,245,782	31,001,082
2023	10,088	10,088	8,183	41,370,456	28,289,147
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
(3)Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenue and costs associated with test energy were capitalized.

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
The Georgia Territorial Act allows limited competition among electric utilities in Georgia by allowing the owner of any new facility located outside of municipal limits and having a connected load upon initial full operation of 900 kilowatts or greater to receive electric service from the retail supplier of its choice. Georgia is experiencing significant load growth, which is projected to continue over the next several years. Our members, with our support, are actively engaged in competition with other retail electric suppliers for a significant amount of new commercial and industrial loads. The number of commercial and industrial loads served by our members continues to increase annually, and our members may evaluate additional resources from us or other third parties to meet this additional demand. This limited competition has given our members and us the opportunity to develop resources and strategies to operate in an increasingly competitive market.
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
Certain of our members have repaid all of their Rural Utilities Service indebtedness and are no longer Rural Utilities Service borrowers. Each of these members now has a rate covenant with its current lender. Other members may also pursue this option. To the extent a member that is not a Rural Utilities Service borrower engages in wholesale sales or sales of transmission service in interstate commerce, it would, in certain circumstances, be subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act.
Members' Relationship with the Rural Utilities Service
Through provisions in the loan documents securing loans to the members, the Rural Utilities Service also exercises control and supervision over the members that borrow from it in such areas as accounting, other borrowings, construction and acquisition of facilities, and the purchase and sale of power.
Historically, federal loan programs providing direct and guaranteed loans from the Rural Utilities Service to electric cooperatives have been a major source of funding for the members. Under the current Rural Utilities Service loan programs, electric distribution borrowers are eligible for loans made by the Federal Financing Bank or other lenders and guaranteed by the Rural Utilities Service. Certain borrowers with either low consumer density or higher than average rates and lower than average consumer income are eligible for special loans that bear interest at an annual rate of 5%. However, Rural Utilities Service loan funds are subject to annual federal budget appropriations, and, due to budgetary and political pressures faced by Congress, the availability and magnitude of these loan funds cannot be assured. The timing and continued availability of Rural Utilities Service funding could also be impacted by federal administrative actions and government shutdowns.

The proposed budget for fiscal year 2026, which began October 2025, includes a loan program level of $7.0 billion and recent annual appropriations bills have provided the Rural Utilities Service an administrative process through which it may increase available loan funding by up to 25%. Significant growth in power supply needs for electric cooperatives across the country may lead to competition for available funds if funding applications exceed available funds. We cannot predict the amount or cost of Rural Utilities Service loans that may be available to the members in the future. For additional information regarding the Rural Utilities Service, see "OGLETHORPE POWER CORPORATION – Relationship with Federal Lenders – Rural Utilities Service."

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

Member Power Supply Resources
Oglethorpe Power Corporation
In 2025, we supplied approximately 72% of the retail energy requirements of our members. Pursuant to the wholesale power contracts, we supply each member energy from our generation resources based on its fixed percentage capacity cost responsibility, which are take-or-pay obligations. See "OGLETHORPE POWER CORPORATION – Wholesale Power Contracts." Our members satisfy all of their requirements above their purchase obligations to us with purchases from other suppliers as described below.
Contracts with Southeastern Power Administration
Thirty-three of our members purchase hydroelectric power from the Southeastern Power Administration, or SEPA, under contracts that will continue until terminated by two years' written notice by SEPA or the respective member. At January 1, 2026, the aggregate SEPA allocation of capacity to the members was 570 megawatts plus associated energy. The availability of energy under these contracts is significantly affected by hydrologic conditions, including lengthy droughts. Each member must schedule its energy allocation, and each member, other than Flint EMC, has designated us to perform this function. Pursuant to a separate agreement, we schedule, through Georgia System Operations, our members' SEPA power deliveries. Further, each member may be required, if certain conditions are met, to contribute funds for capital improvements for U.S. Army Corps of Engineers projects from which its allocation is derived in order to retain the allocation.
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
Green Power EMC
Each of our members is also a member of Green Power Electric Membership Corporation, a power supply cooperative specializing in the purchase of renewable energy for its members. As of December 31, 2025, Green Power EMC purchased energy from 820 megawatts of low-impact hydroelectric, landfill gas and solar facilities, with an additional 451 megawatts under contract and under construction, with plans to purchase more in the future. Included in this total is energy purchased from Green Power Solar, a for-profit subsidiary of Green Power EMC, which has leased, with an option to purchase, twelve solar facilities with a total of approximately 10 megawatts.
Other Member Resources
Our members obtain their remaining power supply requirements from various sources under arrangements with differing terms and durations. All members are parties to requirements contracts or power purchase contracts that meet their incremental requirements.

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
In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent. The Environmental Protection Agency, or EPA, finalized a number of rules in 2024 that could impact our power plants; however, in 2025 and early 2026 the Trump administration has issued a number of executive orders and the EPA has initiated rulemakings to revise or rescind at least some of these requirements. Although we have installed an extensive array of environmental control systems at our plants to ensure continued compliance with all existing applicable requirements, including systems to reduce emissions of sulfur dioxide, nitrogen oxides, mercury and other regulated air pollutants, new environmental regulatory requirements could be imposed. Such additional requirements, if adopted, could substantially increase the cost of electric service by requiring modifications in the design or operation of existing facilities and making new facilities more difficult to site and more expensive to build. Failure to comply with these requirements could result in us becoming subject to enforcement actions and the assessment of civil penalties. In extreme cases of non-compliance, such enforcement actions could even include the complete shutdown of individual generating units. Certain of our debt instruments also require us to comply in all material respects with laws, rules, regulations and orders imposed by applicable governmental authorities, which include current and future environmental laws or regulations. Should we fail to comply with these requirements, it would constitute a default under those debt instruments. Although we intend to comply with all current and future regulations, we cannot guarantee that we will always be in full compliance with every applicable requirement.
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
Controls for Meeting Air Quality Standards.    Pursuant to the Clean Air Act, EPA sets National Ambient Air Quality Standards (NAAQS) for the following six air pollutants: particulate matter, ground-level ozone, carbon monoxide, sulfur dioxide, nitrogen dioxide and lead. EPA is required to review the existing NAAQS every five years to determine whether a tightening of these standards is necessary to protect public health. On February 6, 2024, EPA published a final rule that lowered the current annual particulate matter (PM2.5) standard from 12 parts per billion (ppb) down to 9 ppb but retained the existing 24-hour standards for certain particulate matter. This more stringent standard is likely to place additional geographic regions into nonattainment and could affect future siting decisions for new generation, as well as impose additional costs and potential operating restrictions. However, such regulatory determinations will not be made for several more years, and it is unclear how the EPA will proceed. The rule is being challenged in the U.S. Court of Appeals for the District of Columbia, and EPA, in November 2025, filed a motion to vacate the 2024 NAAQS for PM2.5. The court has yet to respond to the motion and we therefore cannot determine the extent, if any, to which EPA’s tightening of the PM2.5 standard or the outcome of litigation and any future regulatory changes might have on Plant Scherer and our gas-fired generating units.
Generally speaking, while our coal-fired units at Plant Scherer have had control systems installed to reduce emissions and achieve current ambient air quality standards, the 2024 NAAQS for PM2.5, or a future more stringent NAAQS, could lead to additional emissions reduction requirements. Costs of any additional or upgraded pollution control equipment or operating restrictions that could be required because of more stringent NAAQS cannot be determined at this time, neither can we determine such impacts on our coal or natural gas-fired generating units.

Air Quality Summary.  We believe that the emission control systems currently installed at Plant Scherer and our natural gas-fired generating units are generally sufficient to meet the air quality requirements described above. However, the regulation of air emissions has been and is expected to continue to be fluid, and additional emissions reduction requirements could be imposed on major sources within Georgia, including at our power plants, to remedy any local and interstate transport air quality problems. Subsequent developments, including litigation and new implementation approaches adopted by EPA and Georgia could require significant capital expenditures and increased operating expenses at certain of our generating facilities, particularly Plant Scherer.
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

Emissions of carbon dioxide from our fossil-fueled power plants totaled 10.8 million metric tons in 2025. Compared to 2005, our overall carbon dioxide emissions rate has declined by 43% through a combination of market factors, our commitment to running highly efficient units with lower carbon dioxide emissions rates and the retirement of Plant Wansley in 2022. From coal alone, our carbon dioxide emissions in 2025 declined by 64% compared to 2005.
In May 2024, under the Biden administration, EPA published final rules on "Carbon Pollution Standards" (CPS) under Clean Air Act sections 111(b) and 111(d) to limit greenhouse gas emissions from new gas turbines and existing coal plants, respectively. This final rule replaces the Affordable Clean Energy Rule, which was vacated and remanded to EPA in 2021 by the U.S. Court of Appeals for the District of Columbia. As written, the 2024 CPS would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. Under the 2024 CPS, gas-fired turbines that operate above a 20% capacity factor are required to meet stringent carbon dioxide emissions standards, including adding carbon capture and sequestration (CCS) by January 1, 2032, for baseload units operating above a 40% capacity factor. Exiting coal plants are required to either 1) cease operations by January 1, 2032, with no additional restrictions; 2) co-fire with 40% natural gas by January 1, 2030, and operate to January 1, 2039; or 3) reduce carbon dioxide emissions by 90% using CCS by January 1, 2032, to operate beyond January 1, 2039. EPA's 2024 CPS is being challenged in the U.S. Court of Appeals for the District of Columbia. However, on March 12, 2025, EPA announced that it would reconsider the 2024 CPS, and the litigation remains in abeyance pending the outcome of EPA's reconsideration.

In January 2025, President Trump signed an executive order withdrawing the United States from the Paris Climate Agreement and any attendant obligations, which became effective in January 2026. In June 2025, under the Trump administration, EPA published a proposed rule that included both a primary proposal to repeal all greenhouse gas standards for power plants, and an alternative proposal to repeal the standards for existing coal-fired plants and the carbon capture and sequestration-based standards for new gas-fired combustion turbines. EPA also requested comment on whether the efficiency and capacity factor standards for new combustion turbines should be modified or repealed. On February 12, 2026, EPA repealed its 2009 endangerment finding for GHG emissions from motor vehicles. This repeal has already been challenged in federal court and it is unclear what effect this repeal might have on the remaining Section 111 emissions standards if the EPA selects the alternative proposal. When finalized, EPA's rule rescinding, revising, or replacing the 2024 CPS is expected to be challenged in federal court. Although we continue to evaluate the impact of federal greenhouse gas regulations on our power plants, we cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions. We continue to monitor climate change policies at both the federal and state level and anticipate continued instability and uncertainty, and we may need to make decisions even as policies shift from administration to administration.

Coal Combustion Residuals and Effluent Limitations Guidelines
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR disposal facilities. Since 2015, EPA has revised the original CCR requirements to reflect the different priorities of subsequent presidential administrations. We continue to monitor EPA's actions related to CCR; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA and Georgia regulatory actions.

In 2015, the EPA also finalized a rule to revise the effluent limitations guidelines (ELG) that apply to certain wastewater discharges from fossil fuel-fired steam electric power plants, including Plant Scherer. Since adopting the CCR and ELG rules, EPA has adopted revisions to the compliance deadlines and substantive requirements of the two rules, including a final supplemental ELG rule in May 2024, which EPA now is reconsidering, as discussed below. Similar to CCR requirements, we continue to monitor EPA's actions and ongoing litigation but cannot predict the ultimate impact of any outcomes at this time.

ELG Rule Changes. In 2017, EPA extended the ELG compliance deadlines set forth in the 2015 ELG rule to meet discharge limitations for scrubber wastewater and bottom ash transport water from affected coal-fired units, including Plant Scherer to November 1, 2020. In October 2020, EPA published a final rule to moderate the discharge limitations on these two wastestreams. The ELG rule extended the applicability date for scrubber waste water and bottom ash transport water to December 31, 2025, and allows for various subcategories based on planned future operations, including the rule's voluntary incentives program, low utilization, and early retirement of affected units. Units participating in any of the subcategories were required to submit a notice of planned participation.

The notice for Plant Scherer indicated that units 1 and 2 would comply with the ELG rule under the voluntary incentives program. The ELG rule allows for transferring between subcategories consistent with certain regulatory requirements, and the notices reserved the right to transfer subcategories if circumstances change.

In May 2024, the EPA published a final supplemental ELG rule, which generally increases the stringency of the CCR and non-CCR wastewater discharge standards. Taken together, the ELG rule revisions are expected to increase capital and operating costs of affected units. However, because of the compliance strategy for Plant Scherer, we do not anticipate significant additional impacts related to more stringent requirements in the supplemental ELG rule. The rule is being challenged in the U.S. Appeals Court for the District of Columbia. In 2025, the Trump administration issued executive orders directing EPA to develop and implement action plans that suspend, revise, or rescind certain environmental regulations. On March 12, 2025, EPA announced that it will reconsider the supplemental ELG rule, and litigation is being held in abeyance while EPA reconsiders the rule. As of December 2025, EPA has finalized extensions of certain compliance deadlines and is expected to address additional requirements in the future. We continue to monitor EPA's actions related to ELG; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA regulatory changes.

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
In 2018, Georgia Power applied for CCR permits to close the ash ponds at Plants Scherer and Wansley in place using advanced engineering methods. However, in March 2022, Georgia Power notified the Georgia Public Service Commission of a revised closure proposal for Plant Wansley. Georgia Power’s modified closure plan at Plant Wansley recommends closure by removing the ash from the coal ash pond for several site-specific reasons, including available capacity at an existing on-site landfill due to the retirement of Plant Wansley in August 2022, beneficial use of the coal ash, and managing construction and operational risks of its current closure in place design. Georgia Power’s proposed closure plans and any future revisions are subject to the approval of the Georgia Public Service Commission and EPD. On March 6, 2025, EPD issued a final permit for Plant Wansley to close the ash pond by removing the coal ash. Costs associated with the closure of ash ponds are reflected in the asset retirement obligations discussed below, and we routinely update our asset retirement obligations to reflect any future changes in compliance requirements or cost projections. Georgia Power estimates closing activities to be completed in 2032 for both Plants Wansley and Scherer.

Since 2022, EPA has issued a number of proposed determinations on requests for extensions of time to close ash ponds. The proposed determinations include the agency’s rationale and position at the time on closure standards, groundwater monitoring, and corrective action. Additionally, in May 2024, EPA published a final CCR rule addressing legacy coal ash surface impoundments with revised definitions related to coal ash. EPA’s determinations and revised definitions could affect EPD’s review of the proposed closure plan for Plant Scherer under Georgia's CCR permit program. The final CCR rule is being challenged in the U.S. Appeals Court for the District of Columbia. However, the litigation is being held in abeyance as EPA reconsiders the 2024 legacy CCR rule consistent with the Trump administration's 2025 executive orders. EPA's future actions could affect both the determinations and regulatory requirements. On February 6, 2026, EPA published a final rule extending certain compliance deadlines and is expected to address additional requirements of the legacy CCR rule in the future. At this time, it is unclear what additional regulatory actions EPA will take or whether such actions will affect the current closure plan at Plant Scherer or CCR management requirements at Plants Wansley and Scherer. We continue to monitor EPA's actions related to CCR, however, the ultimate impact is unknown at this time and subject to the outcome of the litigation and any future EPA and Georgia regulatory actions.

Associated CCR and ELG Compliance Costs. We continue to evaluate the requirements associated with existing and future CCR and ELG rules. Based on this ongoing evaluation, we expect to periodically update compliance methods, schedules, and costs. Our current estimates for capital expenditures at Plant Scherer to comply with the applicable CCR requirements and effluent discharge limitations are estimated to be approximately $270 million for conversion to dry ash handling, landfill construction, and wastewater treatment. This estimate includes approximately $200 million that has already been spent. Additionally, our current estimated expenditures for the settlement of related asset retirement obligations at our operating and retired coal plants are approximately $600 million to $800 million (in year of expenditure dollars) for the closure and post-closure of existing coal ash ponds and the dry coal ash and gypsum storage areas. Approximately $107 million of this amount has already been incurred. See Note 1 of Notes to Consolidated Financial Statements. More definitive cost estimates will continue to be developed as the processes of rule evaluation, compliance approach and design and construction implementation proceed. The ultimate impacts associated with the federal and state CCR rules and the federal effluent discharge limitations, any revised regulation or legislation at the state or federal level and related litigation challenging such rules, or future legislation cannot be determined at this time. If Georgia's requirements for coal ash disposal are subsequently revised or the proposed closure plans are not approved, our estimated compliance costs could increase materially.

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

Nuclear Regulation
As a co-owner of Plants Hatch and Vogtle, we are subject to the provisions of the Atomic Energy Act of 1954 (the Atomic Energy Act), which vests jurisdiction in the Nuclear Regulatory Commission over the construction and operation of nuclear reactors, particularly with regard to certain public health, safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the Nuclear Regulatory Commission to consider the environmental impact of a facility licensed under the Atomic Energy Act. Plants Hatch and Vogtle are being operated under licenses issued by the Nuclear Regulatory Commission. All aspects of the construction, operation and maintenance of nuclear power plants are regulated by the Commission. From time to time, new Commission regulations require changes in the design, operation and maintenance of existing nuclear reactors. Operating licenses issued by the Commission are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the Commission determines that the public interest, health or safety so requires. The operating licenses issued for Plant Hatch Units No. 1 and No. 2 expire in 2034 and 2038, respectively, and for Plant Vogtle Units No. 1, No. 2, No. 3 and No. 4 expire in 2047, 2049, 2062 and 2063, respectively. Southern Nuclear has notified the Nuclear Regulatory Commission of its intent to seek to renew Plant Hatch Units No. 1 and No. 2 licenses for an additional 20 years, through 2054 and 2058, respectively.

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

At this stage of the relicensing process, FERC will ensure the record is complete with respect to project information, conduct its environmental review, and then ultimately issue a new license order. On January 16, 2026, FERC issued a revised procedural schedule indicating that it would begin its environmental review in May 2026. FERC's grant of a new license to us could be subject to certain requirements that could result in additional costs and the timing of the new license issuance is not certain. However, if FERC does not act on the new license application prior to the expiration of the existing license, it is required to issue annual licenses, under the same terms and conditions of the existing license, until a new license is issued.

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

Facility Ownership, Operation and Construction Risk Factors
We are subject to construction risks for projects we are undertaking to meet projected load growth in Georgia.

As a result of projected load growth in Georgia, we and our members have approved the development and construction of two new natural gas-fired generation resources. One of the projects is an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. In September 2025, we entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with TIC – The Industrial Company, a subsidiary of Kiewit Energy Group Inc., for the construction of the project. The EPC Agreement is a fixed price agreement with certain limited exceptions that includes performance guarantees and performance liquidated damages and a parent guaranty by Kiewit. We have separately entered into an agreement with GE Vernova Operations, LLC for the purchase of the two combined cycle units. As of December 31, 2025, we had incurred costs of approximately $343.5 million with respect to this project. The other project is an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility. Our current budget for this unit is approximately $360 million and, as of December 31, 2025, we had incurred costs of approximately $61.5 million with respect to this project. In 2025, we entered into a contract for the combustion turbine unit and we expect to enter into a construction agreement for the project in 2026. The projected commercial operation date for the Talbot project is 2029. In connection with these additional resources, we entered into agreements to provide firm capacity on new natural gas pipeline infrastructure to meet our anticipated fuel supply needs.

We and our members have also approved 75 megawatts of utility-scale battery storage resources in connection with an $81 million award under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program, and the projected commercial operation date is currently projected to be 2030. Our cost estimate of these battery storage resources is approximately $240 million, before the application of any grant proceeds. Awards under the Department of Energy’s GRIP program are currently subject to administrative review and the ultimate availability of funds are not certain. Receipt of any grant proceeds is subject to meeting program requirements. We are currently working through the GRIP Program funding process and receipt of any grant proceeds remains subject to meeting program requirements. If these grant funds become unavailable for this project, we and our members will reassess whether or not to continue with this project.

We and our members are considering capacity upgrades to some of our existing generation resources as well as two additional natural gas-fired resources. One potential new resource is an approximately 713-megawatt, one-unit combined cycle generation facility. Our preliminary cost estimate for this project is approximately $2.3 billion to $2.7 billion and the projected commercial operation date is 2033. We are evaluating additional natural gas transportation options in connection with this potential resource. Another potential project is to modify one of our existing facilities by constructing an additional 209-megawatt combustion turbine unit to modernize and replace one or more older units. Our preliminary cost estimate for this modification is approximately $525 million to 625 million and the projected commercial operation date is 2031. Each of these projects remains subject to meeting the requirements of our wholesale power contracts, including approval from our board and our members’ boards and our member subscription process. We expect that this approval process will be completed by summer 2026.

In addition to load growth, winter planning reserve requirements are increasing in Georgia to provide greater margin against the impact of severe winter weather, and we have also made significant capital investments in certain of our generation resources to add dual-fuel capabilities to minimize the operational risk of our resources during a severe winter event. We expect that these increased reserve requirements that may contribute to generation resource development.

Our development and construction of new generating resources and the construction of new natural gas pipeline infrastructure capacity by third parties to serve these resources is subject to construction risk. We are also subject to construction risks for capital projects to upgrade our existing facilities and to comply with current or future environmental standards. Many factors could lead to cost increases and schedule delays for any of these projects, including:

•challenges related to contractors or vendors, including engineering, procurement and construction contractors and generation equipment manufacturers;
•contractor and subcontractor performance;
•cost and availability of labor;
•timing and issuance of necessary permits or approvals (including required certificates from regulatory agencies) and any related litigation;
•shortages, delays, increased costs or inconsistent quality of materials and equipment, including the potential impact of any tariffs or tariff uncertainty;
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
We own a 30% undivided interest in each of the Plant Hatch and Plant Vogtle nuclear generating facilities. Collectively, our interests in the six operating nuclear units at these facilities account for approximately 20% of our total summer planning reserve capacity and produced 42% of our energy generated during 2025.

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
•the ability to attract and maintain a qualified workforce;
•an environmental event, such as a spill or release;
•labor disputes; or
•severe weather or catastrophic events such as fires, earthquakes, floods, droughts, hurricanes, freezing weather events, explosions, pandemic health events, or similar occurrences.

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
We obtain our fuel supplies, including natural gas, fuel oil and coal, and our agent obtains uranium for our co-owned nuclear facilities, from various suppliers. Any disruptions in these fuel supplies, including disruptions due to weather, environmental regulations, inadequate infrastructure, labor relations, workforce shortages, cybersecurity incidents or other factors affecting our fuel suppliers, could result in us having insufficient levels of fuel supplies. Some commodities, including natural gas and coal, have been affected in recent years by broader supply chain challenges and commodity availability constraints. Natural gas supplies may be unavailable due to increased demand during periods of exceptionally cold weather and are also subject to disruption due to natural disasters and similar events or infrastructure failure. Further, a significant increase in liquefied natural gas (LNG) demand may constrain the supply of natural gas available to us. Over the past few years, we have also managed rail-related delays in connection with our coal supply. Additionally, there are only a few facilities that fabricate fuel for our nuclear units and if there was an interruption in production at one of those facilities, it could impact our agent’s ability to obtain fuel for our nuclear generating facilities on a timely basis. Any failure to maintain access to or an adequate inventory of fuel supplies could require us to operate other generating plants at a higher cost or require our members to purchase higher-cost energy from other sources and, as a result, affect our members’ ability to perform their contractual obligations to us.

Georgia is experiencing significant load growth, which is projected to continue over the next several years, which may present risks to the electric system in Georgia and our members.
Georgia is experiencing significant load growth, which is projected to continue over the next several years, resulting from native load growth and the development of several large commercial projects, including data centers to meet the increased demand for artificial intelligence (AI) resources. In Georgia, loads of 900 kilowatts or more are subject to competition at initial operation, and some of our members are competing for these loads. Our members have been selected to meet some of the additional large loads in their service territories and may be selected for more.

Significant load growth in Georgia is putting pressure on existing generation and transmission infrastructure and will require significant investment to meet anticipated demand. Members who serve large data centers may face increased counterparty risk, as these customers may constitute a disproportionate percentage of their electricity sales, which have historically been primarily residential. Technological changes could alter the development and continued resource needs of data centers, and any significant decrease in those needs could affect a counterparty’s ability or willingness to pay for large electricity commitments. Additionally, the rapid growth in datacenters in Georgia has led to certain local and state efforts to slow down and potentially limit data center growth. Changes in local or state law could also affect the development of current or proposed data centers which may change current growth projections.

Our members will use the best information available to them to appropriately plan for their anticipated power needs. We do not serve all of our members’ power supply requirements, and our members may seek additional generation from us or other third parties. If our members’ actual load growth and continued demand is significantly lower than projected, additional power purchase obligations provided by us or other third parties could increase certain members’ cost of electric service more than anticipated and could affect their ability to perform their contractual obligations to us.

The operational life of some of our generating facilities exposes us to potential costs to continue to meet efficiency, reliability and environmental compliance standards.

Many of our generating facilities were constructed more than 35 years ago and, even if maintained in accordance with good engineering practices, will require significant capital expenditures in order to maintain efficient and reliable operation. Potential operational issues associated with the age of the plants may lead to unscheduled outages, a generating facility being out of service for an extended period, or other service-related interruptions. Further, maintaining facility availability and compliance with applicable efficiency, reliability and environmental standards may require significant capital expenditures or operating reductions at certain of our facilities, and we may decide to reduce or cease operations at those facilities to avoid such capital expenditures or to meet such standards. These expenditures and service interruptions could have the effect of increasing the cost of electric service we provide to our members and, as a result, could affect our members’ ability to perform their contractual obligations to us.
We and the other co-owners may retire our remaining coal-fired generation units in advance of our currently assumed retirement dates which could result in rate recovery challenges.
We own or lease a 60% interest in Plant Scherer Units No. 1 and No. 2 which constitutes 11% of our total summer planning reserve capacity and represented 10% of the energy we sold to our members in 2025. The percentage of gross energy generated by coal-fired resources we sell to our members has decreased from 45% in 2008 to 10% in 2025. Utilization of coal-fired generation resources is largely dependent on the relative price to generate energy compared to other available generation resources, particularly natural gas-fired resources. In addition, potential new environmental standards could require additional capital expenditures or operating costs that make continued operation of our remaining units at Plant Scherer uneconomical. In recent years, some banking and insurance companies have also voluntarily implemented policies to limit lending to, investing in and insuring utilities that significantly rely on coal-fired generation assets. We are not aware that any of those policies have directly impacted us to date. Similar pressures on coal producers have also increased and could impact our price and supply of coal.

Early retirement of our Plant Scherer units could require us to recover the undepreciated costs for the units over a shorter period. The ownership agreements for Plant Scherer, of which we own or lease 60% in each of Units No. 1 and No. 2, require the consent of participants owning at least 75% of the undivided ownership interests in that unit with respect to any decision to retire the unit. In January 2025, Georgia Power, who owns an 8.4% ownership interest in each of Scherer Units No. 1 and No. 2, as well as 75% of Unit No. 3, filed an integrated resource plan with the Georgia Public Service Commission that noted Georgia Power, as a result of projected load growth in Georgia, was extending commercial operation of Scherer Unit No. 3 to 2038. We have not made a decision regarding the retirement of Plant Scherer Units No. 1 or No. 2 prior to the end of our estimated useful life for the units. We will continue to evaluate the reliability, economics and related environmental requirements of Scherer Units No. 1 and No. 2 in order to provide our members with a balanced, reliable and cost-effective generation portfolio.

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

Historically, we have relied on federal loan programs guaranteed by the Rural Utilities Service, a branch of the U.S. Department of Agriculture, in order to meet a significant portion of our long-term financing needs, typically at a cost that was lower than traditional capital markets financing. We have applied for Rural Utilities Service funding for long-term financing for our new natural gas resource projects and for a significant amount of our ongoing capital expenditures related to existing plant operation and maintenance and expect to apply for Rural Utilities Service funding for eligible future generation resources and capital projects. However, the availability and magnitude of Rural Utilities Service funding levels are subject to the annual federal budget appropriations process and therefore are subject to uncertainty because of budgetary and political pressures faced by Congress. Additionally, significant growth in power supply needs for electric cooperatives across the country may lead to competition for available funds if funding requests exceed available funding. The timing and continued availability of Rural Utilities Service funding could also be impacted by federal administrative actions or government shutdowns. If the amount of this funding available to us in the future is decreased or eliminated, we would seek alternative sources of debt financing in the traditional capital markets which would likely be at a higher cost.

We have also received a conditional commitment from the Rural Utilities Service under its Empowering Rural America (New ERA) program to refinance outstanding debt associated with Plant Wansley with a 0% loan. The final amount and availability of funding is subject to meeting program requirements and, with respect to the New ERA loan, entering into binding agreements with the Rural Utilities Service. We have also been awarded $81 million by the Department of Energy under its GRIP Program to pay for a portion of the costs related to 75 megawatts of battery storage resources. We are continuing to work through the funding process under the GRIP Program and receipt of funds remains subject to meeting applicable program requirements.

Our access to both short-term and long-term funding remains an important factor in our existing financing plans and will be an important factor in connection with new capital investments. We have entered into multiple credit agreements that provide significant short-term and medium-term liquidity and have successfully accessed the capital markets in the past to satisfy our long-term borrowing needs. We expect to seek additional medium-term liquidity to provide interim financing for the Smarr combine cycle project, and other capital projects and system investments pending the availability of long-term financing. We believe that we will be able to maintain sufficient access to the capital markets based on our current credit ratings. However, our credit ratings reflect the views of the rating agencies, which could change at any point in the future. If one or more rating agencies downgrade us and potential investors take a similar view, our borrowing costs would likely increase and our potential pool of investors, funding sources and liquidity could decrease. In addition, if our credit ratings are lowered below investment grade, collateral calls may be triggered under certain agreements and contracts which would decrease our available liquidity.

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

Further, certain lenders and investors are taking into account environmental, social and corporate governance criteria when making lending and investment decisions. Although we are not aware of any instances where our access to capital was limited due to these criteria, such considerations could potentially limit the number of lenders or investors who are willing to lend capital to us or other utility companies in the future.

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
We are in the process of developing and constructing over $3.6 billion of natural gas resources for our members and may pursue additional generation projects or uprates to our existing facilities. These projects follow the recent completion of Vogtle Units No. 3 and No. 4, for which we added $8.6 billion of long-term debt, and the recent acquisition of four natural gas facilities. As we have financed generation assets in the past, we rely on external funding to finance additional generation resources. As of December 31, 2025, we had $12.6 billion of long-term debt outstanding. As a result of these resource additions, through 2024, our debt increased as a percentage of our total capitalization, which constrained our equity ratio. Furthermore, our debt service payment obligations have increased, which has affected certain other financial metrics. Increased debt and the related impacts on our financial metrics could negatively impact our credit ratings. Any downgrade in our credit ratings would likely increase our borrowing costs and could decrease our access to the credit and capital markets.

We are also required to maintain a minimum 1.10 margins for interest ratio under our first mortgage indenture. For most of the development and construction period for the Vogtle units, our board of directors approved budgets to achieve a margins for interest ratio of 1.14 to increase financial coverage during that period of generation expansion. In each of those years, we achieved the board-approved margins for interest ratio. Following completion of Vogtle Unit No. 4, our board of directors lowered the approved margins for interest ratio back to 1.10 for 2025 and is maintaining this level for 2026. We believe that the 1.10 margins for interest ratio is sufficient to allow us to continue to meet our current and projected debt obligations. However, beginning another period of generation expansion with our 1.10 margins for interest ratio may put continued pressure on certain of our financial metrics.

Changes in fuel prices could have an adverse effect on our cost of electric service.
We are exposed to the risk of changing prices for fuels, including natural gas, fuel oil, coal and uranium. Our primary fuel price exposure is to natural gas and, for 2025, natural gas expenses constituted 69% of our total fuel costs. We have taken steps to manage this exposure by entering into natural gas swap arrangements designed to manage potential fluctuations in our power rates due to changes in the price of natural gas. We have also entered into fixed or capped price contracts for some of our coal requirements. The operator of our nuclear plants manages price and supply risk through use of long-term fixed or capped price contracts with multiple vendors of uranium ore mining, conversion and enrichment services. However, these arrangements do not cover all of our and our members’ risk exposure to increases in the prices of fuels. Further, changes in the utilization of different generation resources may subject us to greater fuel price volatility. Historically, natural gas prices have been more volatile than other fuel sources. Geopolitical events or conflicts, the availability of shale gas, and increasing natural gas demand from LNG terminals along the Gulf Coast may have a significant impact on the cost and supply of natural gas. Increases in fuel prices could significantly increase the cost of electric service we provide to our members and affect their ability to perform their contractual obligations to us.

Our ability to meet our financial obligations could be adversely affected if our members fail to perform their contractual obligations to us.

We depend primarily on revenue from our members under the wholesale power contracts to meet our financial obligations. Our members are our owners, and we do not control their operations or financial performance.
Under Georgia law, our members generally have the exclusive right to provide retail electric service in their respective territories, subject to limited exceptions. Parties have unsuccessfully sought and may continue to seek to advance legislative proposals that will directly or indirectly affect the Georgia Territorial Act in order to allow increased retail competition in our members’ service territories which could affect our members’ financial performance. Further, our members must forecast their load growth and power supply needs, including how to respond to the significant amount of projected load growth in Georgia. Some of our members are also serving or will serve new large data centers in Georgia which may expose them to increased counterparty risk, potentially for a significant percentage of their sales. If our members acquire more power supply resources than needed, whether from us or other suppliers, or fail to acquire sufficient resources, our members’ rates could increase excessively and affect their financial performance. Also, in times of weak economic conditions, sales by our members may not be sufficient to cover costs without rate increases, and our members may not collect all amounts billed to their consumers. Although each member has financial covenants to set rates to maintain certain margin levels and our members’ rates are not regulated by the Georgia Public Service Commission, pressure from their consumer members to minimize rate increases could affect financial performance. Thus, we are exposed to the risk that one or more members could default in the performance of their obligations to us under the wholesale power contracts. Our ability to satisfy our financial obligations could be adversely affected if one or more of our members, particularly one of the larger members, defaulted on their payment obligations to us. Although the wholesale power contracts obligate non-defaulting members to pay the amount of any payment default pursuant to a pro rata step-up formula, there can be no guarantee that the non-defaulting members would be able to fulfill this obligation.
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

The federal environmental regulatory landscape shifted significantly during 2025 and early 2026. The Trump administration issued several executive orders addressing environmental regulations and the EPA took actions that affected existing environmental regulations, and proposed new or replacement regulations in several areas. The ultimate impact of litigation challenging EPA rules finalized prior to 2025, and the impact of EPA’s actions and replacement rules, including litigation challenging such actions, is uncertain.

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

We are investing in facility upgrades to meet the coal combustion residuals rule and effluent limitations guidelines and estimate our total capital cost for compliance at Plant Scherer to be approximately $270 million, of which approximately $200 million had been spent as of December 31, 2025. Expenditures for the settlement of related asset retirement obligations, including coal ash disposal, at our operating and retired coal plants are approximately $600 million to $800 million (in year of expenditure dollars), approximately $107 million of which had been spent as of December 31, 2025. If Georgia's requirements for coal ash disposal at Plant Scherer are subsequently revised or the proposed closure plans are not approved, our estimated compliance costs could increase materially. We continue to review the ultimate cost of these rules on our co-owned coal facilities which may be affected by any revised rules or litigation challenging those rules and cannot be determined at this time.

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
Despite the current presidential administration, concerns regarding climate change remain prevalent and future responses to those concerns by policymakers, regulators, investors, consumers and other stakeholders may affect us and our members in various ways. The costs associated with legislative or regulatory actions intended to reduce greenhouse gas emissions could be significant. However, recent actions by the executive branch have created significant uncertainty regarding EPA’s greenhouse gas regulations applicable to our resources.

In May 2024, EPA published final rules to limit greenhouse gas emissions from fossil-fueled electric generating units under Section 111 of the Clean Air Act in a manner consistent with the United States’ nationally determined contribution under the Paris Climate Agreement. As written, EPA’s 2024 final rule addressing greenhouse gases would likely adversely impact a portion of our coal and natural gas-fired generating units and have a significant impact on the U.S. power sector overall. This rule was immediately challenged and continues to be the subject of litigation in the U.S. Court of Appeals for the District of Columbia.

In January 2025, President Trump signed an executive order withdrawing the United States from the Paris Climate Agreement and any attendant obligations, which became effective in January 2026. In June 2025, EPA published a proposed rule that included both a primary proposal to repeal all greenhouse gas standards for power plants, and an alternative proposal to repeal the standards for existing coal-fired plants and the carbon capture and sequestration-based standards for new gas-fired combustion turbines. In February 2026, the EPA repealed its 2009 endangerment finding for greenhouse gases for motor vehicles although it is unclear what effect the repeal might have on EPA's forthcoming final rule. Although we continue to evaluate the impact of EPA's greenhouse gas rules on our power plants, we cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions. Even if finalized, regulatory environmental policies are subject to change based on the priorities of the then-current administration, which creates uncertainty and unpredictability for longer-term planning.

Federal and state legislative and regulatory efforts to limit greenhouse gas emissions for motor vehicles, including carbon dioxide, and reduce the potential impacts of climate change may continue over the long-term. The timing, cost and effect of any future laws or regulations attempting to address climate change and reduce greenhouse gas emissions are uncertain. However, such laws or regulations could impose operational restrictions on affected generating facilities and impose substantial costs on our business.

General Business Risk Factors
Technology and information systems utilized by us, our members and third parties with whom we do business are subject to risk of failure, loss of access or cybersecurity breaches which could affect our ability to operate and expose us to litigation, regulatory action and reputational harm.
We operate in a highly regulated industry that requires advanced information technology systems and network infrastructure. Because our generation resources are part of broader interconnected systems that constitute a part of the nation’s energy infrastructure, we are at an increased risk of cyberattack.

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
We routinely execute transactions with counterparties in the energy and financial services industries. These transactions include credit facilities, generation resource development and construction, equipment manufacturing, natural gas pipelines, co-owner agreements, contracts related to the market price and supply of natural gas and coal, power sales and purchases and parent guarantees. Many of these transactions expose us to the risk that our counterparty may fail to perform its contractual obligations. If a defaulting counterparty is in poor financial condition, we may not be able to recover damages for any breach of contract.

In the context of development, construction and equipment manufacturing agreements, a counterparty’s failure to perform its contractual obligations under the applicable agreement could impact the project cost and schedule and potentially project completion.

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

ITEM 2.    PROPERTIES
Generating Facilities
As of December 31, 2025, we owned, leased or had undivided percentage interests in the generating facilities identified in the table below. Substantially all of our interests in these facilities or agreements, as applicable, are subject to the lien of the first mortgage indenture.

Facilities	Type of Fuel	Percentage Interest	Our Summer Planning Reserve Capacity(1) (megawatts)	Commercial Operation Date	License Expiration Date
Plant Hatch (near Baxley, GA)
Unit No. 1	Nuclear	30	262.2	1975	2034
Unit No. 2	Nuclear	30	264.3	1979	2038

Plant Vogtle (near Waynesboro, GA)
Unit No. 1	Nuclear	30	344.5	1987	2047
Unit No. 2	Nuclear	30	344.7	1989	2049
Unit No. 3	Nuclear	30	334.5	2023	2062
Unit No. 4	Nuclear	30	334.5	2024	2063

Plant Scherer (near Forsyth, GA)
Unit No. 1	Coal	60	515.0	1982	N/A	(2)
Unit No. 2	Coal	60	515.0	1984	N/A	(2)

Rocky Mountain (near Rome, GA)
Units No. 1-3	Pumped Storage Hydro	74.61	816.9	1995	2026	(3)

Baconton (near Baconton, GA)
Unit 500	Gas-Oil	100	44.3	2000	N/A	(2)

BC Smith (near Savannah, GA)
Unit No. 1	Gas	100	527.0	2003	N/A	(2)

Chattahoochee (near Carrollton, GA)
Unit No. 1	Gas	100	484.5	2003	N/A	(2)

Doyle (near Monroe, GA)
Units No. 1-5	Gas	100	272.1	2000	N/A	(2)

Hartwell (near Hartwell, GA)
Units No. 1-2	Gas-Oil	100	304.9	1994	N/A	(2)

Hawk Road (near Franklin, GA)
Units No. 1-3	Gas	100	478.2	2001	N/A	(2)

Talbot (near Columbus, GA)
Units No. 1-4	Gas-Oil	100	449.6	2002	N/A	(2)
Units No. 5-6	Gas-Oil	100	226.0	2003	N/A	(2)

TA Smith (near Dalton, GA)
Units No. 1-2	Gas	100	1,294.6	2002	N/A	(2)

Walton County (near Monroe, GA)
Units No. 1-3	Gas	100	449.7	2001	N/A	(2)

Washington County (near Sandersville, GA)
Units No. 2-3	Gas-Oil	100	326.0	2003	N/A	(2)
TOTAL			8,588.5

(1)Summer Planning Reserve Capacity is the amount used for 2026 capacity reserve planning for the specified resources. Megawatt amounts in this table represent our portion of the total capacity at each facility based on our percentage interest.

(2)Fossil-fuel fired units do not operate under operating licenses similar to those granted to nuclear units by the Nuclear Regulatory Commission and to hydroelectric plants by FERC.
(3)In 2024, we submitted an application for a new license with FERC. The FERC may set a new license term for between 30-50 years, with FERC's default being 40 years.
Fuel Supply
For information regarding the electricity generated with each fuel type and its cost, see "MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Results of Operations – Operating Expenses."
Coal.    Coal for Scherer Units No. 1 and No. 2 is purchased under term contracts and in spot market transactions. As of February 28, 2026, our coal stockpile at Plant Scherer contained a 38 day supply based on continuous operation. Plant Scherer burns sub-bituminous coal purchased from coal mines in the Powder River Basin in Wyoming.
We dispatch our interest in Plant Scherer, but use Georgia Power as our agent for fuel procurement. As of December 31, 2025, we leased approximately 709 railcars to transport coal. Over the past few years, we have managed rail-related delays in connection with our coal supply.
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
Natural Gas.    We purchase the natural gas, including transportation and other related services, needed to operate our natural gas-fired generation resources. We purchase natural gas in the spot market and under longer-term agreements at daily market prices. We have entered into hedge agreements to manage a portion of our exposure to fluctuations in the market price of natural gas. We manage exposure to such risks only with respect to members that elect to receive such services. We have entered into long-term firm contracts for transportation of a significant percentage of our anticipated natural gas supply. We also purchase transportation under short-term firm and non-firm contracts. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Commodity Price Risk."

Co-Owners of Plants
Plants Hatch, Vogtle, and Scherer Units No. 1 and No. 2 are co-owned by Georgia Power, MEAG Power, the City of Dalton and us, and Rocky Mountain is co-owned by Georgia Power and us. Each co-owner owns or leases undivided interests in the amounts shown in the following table. We are the operating agent for Rocky Mountain. Georgia Power is the operating agent for each of the other plants.

	Nuclear				Coal-Fired		Pumped Storage
	Plant Hatch		Plant Vogtle		Plant Scherer Units No. 1 & No. 2		Rocky Mountain		Total
	%	MW(1)	%	MW(1)	%	MW(1)	%	MW(1)	MW(1)
Oglethorpe	30.0	539	30.0	1,423	60.0	982	74.6	633	3,577
Georgia Power	50.1	900	45.7	2,167	8.4	137	25.4	215	3,419
MEAG Power	17.7	318	22.7	1,076	30.2	494	—	—	1,888
Dalton	2.2	39	1.6	76	1.4	23	—	—	138
Total	100.0	1,796	100.0	4,742	100.0	1,636	100.0	848	9,022
(1)Based on nameplate ratings.

Georgia Power Company
Georgia Power is a wholly owned subsidiary of The Southern Company and is engaged primarily in the generation and purchase of electric energy and the transmission, distribution and sale of this energy. Georgia Power distributes and sells energy within the State of Georgia at retail in over 530 communities, including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Savannah, as well as in rural areas, and at wholesale to some of our members, MEAG Power and two municipalities. Georgia Power is the largest supplier of electric energy in the State of Georgia. See "BUSINESS – OGLETHORPE POWER CORPORATION – Relationship with Georgia Power Company." Georgia Power is subject to the informational requirements of the Exchange Act, and, in accordance therewith, files reports and other information with the SEC.
Municipal Electric Authority of Georgia
The Municipal Electric Authority of Georgia, also known as MEAG Power, is a state-chartered, municipal joint-action agency that provides capacity and energy to its membership of 49 municipal electric utilities, including 48 cities and one county in the State of Georgia. MEAG Power has wholesale take-or-pay power sales contracts with each of its participants. MEAG Power is Georgia's third largest power supplier behind Georgia Power and us.
City of Dalton, Georgia
Dalton Utilities is a combined utility that provides electric, gas, water and wastewater services to the city of Dalton, located in northwest Georgia, and some of the surrounding communities.
The Plant Agreements
Plants Hatch, Vogtle and Scherer
Our rights and obligations with respect to Plants Hatch, Vogtle and Scherer are contained in a number of contracts between Georgia Power and us and, in some instances, MEAG Power and the City of Dalton. We are a party to three Purchase and Ownership Participation Agreements (Ownership Agreements) under which we acquired from Georgia Power a 30% undivided interest in each of Plants Hatch and Vogtle Units No. 1 and No. 2, a 60% undivided interest in Scherer Units No. 1 and No. 2 and a 30% undivided interest in those facilities at Plant Scherer intended to be used in common by Scherer Units No. 1, No. 2, No. 3 and No. 4 (the Scherer Common Facilities). We have also entered into three Operating Agreements (Operating Agreements) relating to the operation and maintenance of Plants Hatch, Vogtle Units No. 1 and No. 2 and Scherer, respectively. The Ownership Agreement and Operating Agreement relating to Plant Hatch is a two-party agreement between Georgia Power and us. The Ownership Agreements and Operating Agreements relating to Plants Vogtle Units No. 1 and No. 2 and Scherer are agreements among Georgia Power, MEAG Power, the City of Dalton and us. The parties to each Ownership Agreement and Operating Agreement are referred to as "participants" with respect to each such agreement.
We have a 30% undivided interest in Vogtle Units No. 3 and No. 4. In conjunction with the development of these units, we, Georgia Power, MEAG Power and the City of Dalton entered into amendments to the Operating Agreement for Plant Vogtle and the Nuclear Managing Board Agreement, and entered into an Ownership Agreement that governs participation in Vogtle Units No. 3 and No. 4. Pursuant to this ownership agreement, Georgia Power has designated Southern Nuclear as its agent for licensing, engineering, procurement, and contract management.
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
The Ownership Agreements appoint Georgia Power as agent with authority and responsibility for, among other things, the planning, licensing, design, construction, renewal, addition, modification and disposal of Plants Hatch, Vogtle and Scherer Units No. 1 and No. 2 and the facilities used in common at Plant Scherer. Each Operating Agreement gives Georgia Power, as agent, authority and responsibility for the management, control, maintenance and operation of the plant to which it relates. Each Operating Agreement also provides for the use of power and energy from the plant and the sharing of the costs of the plant by the participants in accordance with their respective interests in the plant. In performing its responsibilities under the Ownership and Operating Agreements, Georgia Power is required to comply with prudent utility practices. Georgia

Power's liabilities with respect to its duties under the Ownership and Operating Agreements are limited by the terms of these agreements.

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
The Scherer Ownership Agreement requires the consent of participants owning at least an aggregate 75% undivided ownership interest in the applicable unit (effectively us and MEAG Power) for actions with respect to the retirement of all or any part of the applicable unit.
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
The Operating Agreements for Plant Hatch and Plant Vogtle will remain in effect with respect to each unit for so long as a Nuclear Regulatory Commission operating license exists for such unit. See "BUSINESS – REGULATION – Nuclear Regulation." The Operating Agreement for Scherer Units No. 1 and No. 2 expires on January 31, 2028 and automatically renews for additional two year terms subject to notice of termination provisions. Upon termination of each Operating Agreement, following any extension agreed to by the parties, Georgia Power will retain such powers as are necessary in connection with the disposition of the property of the applicable plant, and the rights and obligations of the parties shall continue with respect to actions and expenses taken or incurred in connection with such disposition.
The Georgia Public Service Commission has approved Georgia Power’s proposed upgrades to Plant Vogtle Units No. 1 and No. 2, which would be available in 2029 through 2031, that would increase our nameplate capacity by an aggregate of approximately 30 megawatts (based on our 30% interest).

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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA
The following table presents selected historical financial and statistical data. The financial data presented as of the end of and for each year in the three-year period ended December 31, 2025, has been derived from our consolidated audited financial statements. This data should be read in conjunction with "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

	(dollars in thousands)
	2025	2024	2023
STATEMENTS OF REVENUES AND EXPENSES DATA
Operating revenues:
Sales to members	$2,442,690	$2,145,522	$1,681,566
Sales to non-members	98,502	36,325	58,619
Operating expenses	$2,004,647	$1,698,351	$1,463,119
Other income, net	$44,482	$67,390	$81,049
Net interest charges	$525,672	$480,385	$292,325
Net margin	$55,355	$70,501	$65,790

BALANCE SHEET DATA
Assets:
Construction work in progress	$787,886	$320,167	$3,294,641
Total electric plant	$13,228,914	$12,712,076	$12,680,395
Total assets	$17,149,799	$16,477,538	$16,524,851
Capitalization:
Patronage capital and membership fees	$1,383,773	$1,328,418	$1,257,917
Long-term debt and obligations under finance leases	12,599,232	12,686,674	12,149,489
Obligation under Rocky Mountain transactions	34,099	31,910	29,862
Other	5,284	5,715	5,152
Total long-term debt and equities	$14,022,388	$14,052,717	$13,442,420
Less: Long-term debt and finance leases due within one year	391,726	398,979	384,426
Less: Unamortized debt issuance costs and bond discounts	120,065	120,328	120,560
Total capitalization	$13,510,597	$13,533,410	$12,937,434

OTHER DATA
Megawatt hours sold to members(1)	33,086,185	31,001,082	28,289,147
Member energy requirements (MWh)(2)	45,836,479	44,245,782	41,370,456
Percentage of Member energy requirements supplied	72%	70%	68%
Member revenues per kWh sold	7.38 ¢	6.92 ¢	5.94 ¢
Equity Ratio(3)	9.9%	9.5%	9.4%
Margins for Interest Ratio(4)	1.10	1.14	1.14

(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
(2) Retail requirements served by our and member resources, adjusted to include requirements served by resources, to the extent known by us, behind the delivery points. See "BUSINESS – OUR MEMBERS AND THEIR POWER SUPPLY RESOURCES – Member Power Supply Resources." Also includes energy we supplied to our own facilities.
(3) Our equity ratio is calculated, pursuant to our first mortgage indenture, by dividing patronage capital and membership fees by total capitalization plus unamortized debt issuance costs and bond discounts and long-term debt and finance leases due within one year ("Total long-term debt and equities" in the table above). We have no financial covenant that requires us to maintain a minimum equity ratio; however, a covenant in the first mortgage indenture restricts distributions of equity (patronage capital) to our members if our equity ratio is below 20%. We also have covenants in three of our line of credit agreements that require us to maintain minimum total patronage capital, the highest of which is $900 million.
(4) Our margins for interest ratio is calculated on an annual basis by dividing our margins for interest by interest charges, both as defined in our first mortgage indenture. The first mortgage indenture obligates us to establish and collect rates that, subject to any necessary regulatory approvals, are reasonably expected to yield a margins for interest ratio equal to at least 1.10 for each fiscal year. In addition, the first mortgage indenture requires us to demonstrate that we have met this requirement for certain historical periods as a condition to issuing additional obligations under the first mortgage indenture. For 2023 and 2024, our board of directors approved a budget to achieve a 1.14 margins for interest ratio, above the minimum 1.10 ratio required by the first mortgage indenture. For 2025 and 2026, our board of directors approved a budget to achieve a 1.10 margins for interest ratio. As our capital requirements continue to evolve, our board of directors will continue to evaluate the level of margin coverage and may choose to change the targeted margins for interest ratio in the future, although not below 1.10.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview
General
Consistent with our cooperative mission, our principal business is providing wholesale electric service to our 38 members in a reliable, safe and cost-effective manner. In 2025, we served 72% of our members’ power supply needs from our diverse portfolio of generating units that totals 8,589 megawatts of summer planning reserve capacity. Consequently, substantially all of our revenues and cash flow are derived from sales to our members pursuant to take-or-pay wholesale power contracts which extend until 2085. These contracts obligate our members jointly and severally to pay all of our costs and expenses associated with owning and operating our power supply business which provides revenue stability to support our members’ long-term power supply needs. To that end, our rate structure provides for a pass-through of actual energy costs to our members. Charges for fixed costs, including capacity, other non-energy charges, debt service obligations and the margin required to meet our budgeted margins for interest ratio are established based on an annual budget, and are allocated to our members regardless of energy usage. This budget may be adjusted throughout the year to ensure full cost recovery and margin coverage. Our rate structure provides us with the ability to manage our revenues to assure full recovery of our costs and has enabled us consistently to meet our financial obligations since our formation in 1974.

2025 Financial Results
We had another successful year in 2025 and continue to be well positioned, both financially and operationally, to fulfill our obligations to our members, bondholders and creditors.

In 2025, our operating revenues increased to $2.5 billion, and we sold over 33.0 million megawatt hours to our members compared to $2.2 billion in revenues and 31.0 million megawatt hours sold to our members in 2024. In 2025, our revenues were sufficient to recover all of our costs and to satisfy our debt service obligations and financial covenants. Specifically, we recorded a net margin of $55.4 million in 2025, which achieved the 1.10 margins for interest ratio as approved by our board of directors and is required to meet the rate covenant under our first mortgage indenture. For 2026, our board of directors has approved a budgeted margins for interest ratio of 1.10. Our cost-plus formulary rate structure ensures recovery of costs on a monthly basis, and we remain focused on delivering cost-effective, reliable power to our members rather than on maximizing revenues.

As a result of expanding our portfolio of generation resources through the completion of Vogtle Units No. 3 and No. 4 in 2024 and the acquisition of multiple natural gas-fired generation resources and the upgrading of our existing generation facilities, our total assets and total debt have significantly increased over the past several years. At December 31, 2025, our total assets were $17.1 billion and total long-term debt was $12.6 billion. We are also in the process of developing and constructing additional generation resources on behalf of our members which will continue to increase our total assets and long-term debt.

We have strategically financed and refinanced capital investments over the last several years with long-term debt through the Department of Energy and Rural Utilities Service loan guarantee programs, and taxable and tax-exempt capital markets offerings. This has enabled us to borrow long-term debt at relatively low rates and our weighted average interest cost on long-term debt was 4.07% per annum at December 31, 2025. We will continue to actively manage our debt portfolio and utilize advantageous borrowing programs available to us as our ability to borrow at lower costs ultimately benefits our members and their customers as interest savings are reflected in our pass-through rate structure.

Fiscal year 2025 represented the first year in which the costs of both Vogtle Unit No. 3 and Unit No. 4 were reflected in member rates for the entire year. Even including costs related to the new Vogtle units, our average wholesale power cost to our members remained below 7.5 cents per kilowatt hour in 2025. Fiscal year 2025 was also the first year our target margins for interest ratio returned to the pre-construction level of 1.10. Consequently, our 2025 financial results represent a normalized operating profile under our cost-plus formulary rate structure and serves as a relevant baseline for our long-term financial planning. Following the completion of the Vogtle units, we are continuing to advance additional generation projects to meet our members’ projected needs.

New Resources to Meet Member Demand

Georgia is experiencing significant load growth, which is projected to continue over the next several years. This growth is a result of native load growth and the development of several large commercial projects, including data centers. In addition to load growth, our member demand has experienced an increase in winter peaks which, in connection with increasing winter capacity reserve requirements, has created the need for additional natural gas resources that can reliably provide energy during severe winter events and particularly when solar resources are not generating electricity. One way to improve winter reliability is to add dual-fuel capability to combustion turbine units.

As a result of these factors, we are developing and constructing two new natural gas-fired generation resources for our members. One of the projects is an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. During 2025, we entered into key construction and procurement contracts to proceed with the development and construction of this project, and our projected commercial operation date is in 2029. As of December 31, 2025, we had incurred costs of approximately $343.5 million with respect to this project. The other natural gas project is an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. Our current budget for this project is approximately $360 million and, as of December 31, 2025, we had incurred costs of approximately $61.5 million with respect to this project. In 2025, we entered into an agreement for the combustion turbine unit and expect to enter into a construction agreement in 2026. Our projected commercial operation date for the Talbot unit is in 2029. The new Talbot unit will be constructed with dual-fuel capabilities. This will complement our 2025 investments in dual-fuel upgrades to the existing Talbot and Washington County combustion turbine units, which now provide us a total of 11 combustion turbine units with dual-fuel capabilities.

We and our members have also approved 75 megawatts of utility-scale battery storage resources. Our budget for these batteries is approximately $240 million which is expected to be offset by an $81 million grant awarded under the Department of Energy’s GRIP Program. We are continuing to work through the funding process under the GRIP Program and receipt of funds remains subject to meeting applicable program requirements. Our projected commercial operation dates for these battery storage resources is in 2030.

In addition to these approved projects, we and our members are considering capacity upgrades to some of our existing generation resources as well as two additional natural gas-fired resources. One potential new resource is an approximately 713-megawatt, one-unit combined cycle generation facility. Our preliminary cost estimate for this project is approximately $2.3 billion to $2.7 billion and the projected commercial operation date is 2033. We are evaluating additional natural gas transportation options in connection with this resource. Another potential project is to modify one of our existing facilities by constructing an additional 209-megawatt combustion turbine unit to modernize and replace one or more older units. Our preliminary cost estimate for this modification is approximately $525 million to $625 million and the projected commercial operation date is 2031. Each of these projects remains subject to meeting the requirements in our wholesale power contracts, including approvals from our board and our members' boards and our member subscription process. We expect that this approval process will be completed by summer 2026.

Our members will continue to assess the potential impact of this load growth on their power supply needs and may evaluate additional resources from us or other third parties to meet additional demand.

Liquidity Position
Our strong liquidity position continues to be one of the most positive attributes contributing to our solid financial standing. This liquidity is comprised of a diversified, cost-effective mix of cash (including short-term investments), committed lines of credit and commercial paper. Our primary source of liquidity is a $1.275 billion unsecured credit facility that extends through May 2029 and supports our commercial paper program. Additionally, we have three other bank credit facilities which provide another $450 million in credit commitments. In order to maintain strong liquidity levels, and support our capital program, we are evaluating additional intermediate-term financing over the next two years, which may consist of bank term loans and/or bond offerings, subject to market conditions. These financings are expected to provide construction-period funding for new generation resources, capital improvements to existing facilities, and general corporate purposes, including refinancing of interim borrowings.

Beyond our liquidity resources, we have multiple sources of long-term financing available to meet our anticipated capital needs. These sources include the Rural Utilities Service federal loan program and the taxable and tax-exempt capital markets. We expect to continue utilizing each of these sources of capital to meet our long-term financing needs in the coming years. We also have $3.9 billion outstanding pursuant to borrowings under the Department of Energy loan program to finance the construction of the new Vogtle Units. We have also been awarded funds under the Department of Energy GRIP Program and the Rural Utilities Service Empowering Rural America (New ERA) program; however, receipt of funding under these programs is not certain and subject to the risk of federal administrative actions, meeting programmatic requirements and, in the case of the Rural Utilities Service New ERA loan, entering into final agreements.

Environmental Regulations
Another of our key focus areas is maintaining compliance with all applicable environmental laws and regulatory standards. We own electric generation facilities powered by nuclear, natural gas, coal, fuel oil and hydro resources, and complying with environmental regulations presents substantial challenges for us and our members. As an electric cooperative that operates on a not-for-profit basis, our compliance costs are ultimately borne by our members’ electricity consumers.

In 2025 and early 2026, presidential executive orders and EPA actions significantly changed the federal environmental regulatory landscape. In addition to other actions, EPA’s repeal of the 2009 endangerment finding for greenhouse gas emissions for motor vehicles in February 2026 has the potential to significantly change greenhouse gas regulations that apply to our fossil-fuel generation resources. At this time, the future of federal environmental regulations is subject to significant uncertainty, and we cannot predict the outcome or potential cost of any legislative or regulatory changes on us or our members. Regardless as to the outcome of current regulatory proposals and rules, the continuing trend of presidential administrations rescinding or rewriting existing regulations, or adopting new regulations, creates an environment of instability and uncertainty in which we will need to make decisions.

Despite this uncertainty, we believe that we are well-situated to effectively manage such challenges. Our diverse asset base, along with our investment in additional carbon-free generation at Vogtle Units No. 3 and No. 4, recent additions of natural gas generation resources and the construction of new generation resources, position us well to continue to meet our members’ needs.

Commitment to our Members
As an electric cooperative, we are committed to sustainable and long-term success for the benefit of our members and the people and businesses they serve. Electric cooperatives were created to bring electricity to underserved, rural areas and continue that mission today as our members serve many of the most economically disadvantaged areas of Georgia. As a not-for-profit cooperative, owned and governed by our members, we have a unique perspective on corporate governance. We were created by and exist to serve our members and our focus on members is part of who we are. More specifically, our members elect our board of directors and our equity is our members’ patronage capital. The critical role that our members play in our business is reflected in the seven pillars of cooperative organizations: (i) voluntary and open membership, (ii) democratic member control, (iii) members’ economic participation, (iv) autonomy and independence, (v) education, training and information, (vi) cooperation among cooperatives and (vii) concern for community.

Outlook for 2026
As Georgia faces significant growth in electricity demand and as the electric utility industry across the country continues to experience change, we remain focused on providing reliable, safe, and cost-effective energy to our members and the 4.7 million people they serve. We believe we are well positioned to do so. As discussed above, there are certain risks and challenges that we must continue to address. However, as we manage our risks, we intend to keep doing what we have done so successfully for more than 50 years, including, among other things:

•maintaining a balanced and diverse portfolio of generating resources, including nuclear, natural gas, coal, fuel oil and hydro and continuing the reliable, efficient and cost-effective operation of these resources;
•maintaining strong liquidity to fulfill current obligations and to finance future capital expenditures;

•developing and constructing additional generation resources to enable our members to meet the energy requirements stemming from load growth in their service territories; and

•working with our members to explore existing and emerging opportunities to add value to our ultimate consumers.

Accounting Policies
Basis of Accounting
We follow generally accepted accounting principles in the United States and the practices prescribed in the Uniform System of Accounts of FERC as modified and adopted by the Rural Utilities Service.
Critical Accounting Policies
We have determined that the following accounting policies are critical to understanding and evaluating our financial condition and results of operations and require management to make estimates and assumptions about matters that were uncertain at the time of the preparation of our financial statements. Changes in these estimates and assumptions could materially impact our results of operations and financial condition. Management has discussed these critical accounting policies and the related estimates and assumptions with the audit committee of our board of directors.

Regulatory Accounting.    We are subject to the provisions of the Financial Accounting Standards Board (FASB) authoritative guidance issued regarding regulated operations. The guidance permits us to record regulatory assets and regulatory liabilities to reflect future cost recoveries or refunds, respectively, that we have a right to pass through to our members. At December 31, 2025, our regulatory assets and regulatory liabilities totaled $1.0 billion and $869.9 million, respectively. Application of regulated operations accounting is based on management’s assessment that it is probable that these costs will be recovered from members through future revenues under our wholesale power contracts. If events such as increased competition, changes in regulation, or other factors were to occur that would make recovery no longer probable, we could no longer apply the provisions of accounting for regulated operations. This would require us to eliminate all regulatory assets and regulatory liabilities from our consolidated balance sheet, resulting in a critical change in how we recognize our revenues and expenses. In addition, we would be required to determine any impairment to other assets, including plants, and write-down those assets, if impaired, to their fair values.

Asset Retirement Obligations.  Accounting for asset retirement obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future base year decommissioning and closure costs are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, identifying which of our generation plants have a legal obligation, making projections for when our generation plants will be retired, estimating the decommissioning and closure costs, and evaluating how costs will escalate with inflation. Actual results may differ from our estimates. At December 31, 2025, approximately 94% of our total asset retirement obligations related to our nuclear decommissioning and coal ash pond closure obligations. For additional details regarding our asset retirement obligations, see Note 1h of Notes to Consolidated Financial Statements.

Nuclear Decommissioning Obligations. Given its significance, we consider our nuclear decommissioning liabilities critical estimates. At December 31, 2025, our nuclear decommissioning related asset retirement obligation was $851.8 million. Decommissioning cost studies for Plants Hatch and Vogtle are performed periodically to provide updated site-specific "base year" cost estimates used to estimate the nature, cost and timing of planned decommissioning activities for the plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. In addition, these estimates are dependent on subjective factors, including estimates computed by third party specialists in the nuclear regulatory environment, the selection of cost escalation, discount rates and assumed dates of decommissioning, which we consider to be critical assumptions. These significant assumptions are evaluated at least annually and updated as necessary based on current information. In evaluating these assumptions, management considers factors including, but not limited to, the nuclear units’ remaining licensed and economic lives, re-licensing expectations, regulatory requirements, economic considerations and industry trends. Our current estimates are based upon studies that were performed in 2024. For ratemaking purposes, we record decommissioning costs over the expected useful life of each unit. No significant changes in cash flow estimates were recorded in 2025. Changes in these assumptions, including those related to regulatory requirements or the nuclear regulatory environment, could materially affect the measurement of the related asset retirement obligation and the amount and timing of future depreciation expense associated to amounts capitalized as part of the related long-lived assets.

Coal Ash Pond Closure Obligations. We also consider our coal ash pond closure liabilities to be critical estimates. At December 31, 2025, our coal ash related asset retirement obligation was $356.5 million. Cost studies are periodically performed to provide site-specific "base year" estimates that determine the nature and timing of planned closure costs. These cost studies are based on relevant information available at the time they are performed; however, estimates of the amount and timing of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual costs. Critical assumptions include the coal ash pond closure strategy, including water treatment requirements, and the volume of coal ash in the ponds. In addition, these estimates are dependent on other subjective factors, such as estimates of costs to perform the closure and post-closure activities, timing of future cash outlays, and the selection of cost escalation and discount rates. Estimates are sensitive to changes in federal and state environmental regulations, including coal combustion residual requirements. These significant assumptions are evaluated at least annually and updated as necessary based on current information, including regulatory developments, site conditions and economic factors. Our current estimates are based upon studies that were performed in 2025. For ratemaking purposes, we apply regulated operations accounting to the closure costs and expect to recover ash pond closure costs through rates. Changes in these assumptions or in regulatory requirements could materially affect the measurement of the related asset retirement obligation and the amount and timing of future depreciation expense associated to amounts capitalized as part of the related long-lived assets.

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
Patronage Capital
Retained net margins are designated on our balance sheets as patronage capital. As a cooperative, patronage capital constitutes our principal equity. As of December 31, 2025, we had $1.4 billion in patronage capital and membership fees. Our equity ratio, calculated pursuant to our first mortgage indenture as patronage capital and membership fees divided by total capitalization and long-term debt due within one year, was 9.9% and 9.5% at December 31, 2025 and 2024, respectively.
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

In 2025, the amount of energy we supplied to our members and the percentage of our members’ overall load continued to increase. One of the primary reasons for this growth was that 2025 was the first full year that both Vogtle Units No. 3 and No. 4 were operational. We are continuing to develop additional resources for our members with the development and construction of the Smarr combined cycle and Talbot Unit No. 7 projects, which increased our construction work in progress in 2025.

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
Over the past few years, weather has been a significant factor. The summer experienced extremely hot weather in 2025. Based on meter readings, our member system hit a new summer peak demand of 10,424 megawatts in July 2025, exceeding both our members' prior summer and winter peaks of 10,092 and 10,236 megawatts, respectively in 2024. In 2024, the summer experienced extremely hot weather and winter was below normal and, in 2023, the summer experienced extremely hot weather. As a result, the amount of energy (in megawatt-hours) we generated and sold to members was higher than in 2024 and 2023. The higher sales was provided by an increase in nuclear generation and higher utilization our combined cycles generating facilities and our coal facility and our simple cycle combustion facilities.

In addition to member demand, we sell power from BC Smith, Baconton, Washington County, and Walton County off-system. We acquired these resources in advance of some members needing the capacity or energy. These members elect to defer their portion of the resource, and the output of the resource is sold to non-members which helps reduce deferred costs for these deferring members. At December 31, 2025, the deferral periods for Baconton and Washington County ended. BC Smith and Walton County’s deferral periods are expected to end November 2026 and December 2027, respectively. In 2024, BC Smith underwent a major maintenance outage during the first half of 2024, therefore, we generated and sold fewer megawatt-hours of off-system energy from BC Smith compared with 2025 and 2023.

Fuel cost is our most significant operating cost. As our rate structure directly recovers costs through revenues, fuel prices greatly impact the cost of energy sold to our members and our member sales (in dollars). The price of natural gas is the most significant variable in our cost of fuel and also affects how we dispatch our generation resources. Higher average natural gas prices as well as a full year of operation at Vogtle 3&4 contributed to the increase in fuel costs and megawatt-hour sales to the members in 2025. In 2024, the first full year of commercial operation of Vogtle Unit No. 3, which began in July 2023, and commercial operation of Vogtle Unit No. 4, which began in April 2024, primarily contributed to the increase in fuel costs and megawatt-hour sales to the members in 2024. Offsetting the increase in fuel costs, we recorded a decrease in fuel costs for the settlement of two claims related to spent nuclear fuel storage costs.

In addition to the prevailing market price, our average cost of natural gas per kilowatt-hour generated is also affected by how efficiently our natural gas facilities operate. Compared to our combustion turbine units, our combined cycle units are more efficient and burn less gas per kilowatt hour of electricity generated. Consequently, our combustion turbine units have a higher dispatch cost than our combined cycle units and are typically used to generate energy only during periods of higher electricity demand, such as hot summer days or colder winter days. In 2025, generation from our combined cycle units was higher compared to 2024 when two of our combined cycle units underwent major maintenance outages. These outages also resulted in lower generation from our combined cycle units in 2024 compared to 2023.

Our nuclear units require refueling on an 18 or 24-month cycle and these refueling outages, which typically last several weeks, resulted in fluctuations in nuclear plant availability and generation in each of the last three years. These shutdowns and outages significantly reduced generation at the affected plants, reduced kilowatt-hour sales to and energy revenues from our members during the periods that the plants were not generating power. In 2024 and 2025, generation from the new units at Plant Vogtle offset the temporary decrease in generation from refueling outages at other units at Plant Hatch and Plant Vogtle.

We also continued to make significant capital investments over the past three years. Some of our main investments have been for (i) the new units at Plant Vogtle, (ii) the Baconton and Walton County acquisitions and (iii) dual fuel projects at Talbot and Washington County, which were completed and placed in-service in December 2025. We have primarily financed these capital expenditures with debt. This increased our overall debt which has increased our interest expense and our allowance for debt funds used during construction. Additionally, since our margin is calculated as a percentage of our secured interest expense, our net margin has generally increased notwithstanding a decrease from 2024 to 2025 as we lowered our targeted margins for interest ratio from 1.14 to 1.10 in 2025.

Net Margin
Our net margin for the years ended December 31, 2025, 2024 and 2023 was $55.4 million, $70.5 million and $65.8 million, respectively. These amounts produced a margins for interest ratio of 1.10 for 2025 and 1.14 for 2024 and 2023. For additional information on our margin requirement, see "– Summary of Cooperative Operations – Margins."
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

The components of member revenues were as follows:

	(in thousands)			2025 vs. 2024	2024 vs. 2023
	2025	2024	2023	% Change	% Change
Capacity revenues	$1,603,888	$1,501,903	$1,082,368	6.8%	38.8%
Energy revenues	838,802	643,619	599,198	30.3%	7.4%
Total	$2,442,690	$2,145,522	$1,681,566	13.9%	27.6%

kWh Sales to members(1)	33,086,185	31,001,082	28,289,147	6.7%	9.6%
Cents/kWh	7.38	6.92	5.94	6.7%	16.5%
Member energy requirements supplied(1)	72%	70%	68%	2.9%	2.9%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.

Capacity revenues increased in 2025 compared to 2024 primarily due to a full year of operation of Plant Vogtle Unit No. 4 and the Walton resource we acquired in 2024 and the related recovery of net interest and depreciation expense. The increase in capacity revenues in 2024 compared to 2023 was due primarily to Plant Vogtle Unit No. 4 being placed in service in April 2024 and the related recovery of net interest and depreciation expense. For a discussion of production costs and depreciation expense, see "– Operating Expenses."

The 30.3% increase in energy revenues from members in 2025 compared to 2024 was primarily a result of an increase in our average cost of energy and a 6.8% increase in generation for member sales. The 7.4% increase in energy revenues from members in 2024 compared to 2023 was primarily a result of a 9.6% increase in generation for member sales offset by a decrease in energy revenues due to proceeds from the spent nuclear fuel storage costs litigation settlement. Upon recognition of the settlement, we recorded a $34.4 million reduction in fuel expense and a corresponding decrease in member energy revenues. For additional information regarding spent nuclear fuel storage costs litigation, see Notes 1e and 1g of Notes to Consolidated Financial Statements. For a discussion of fuel expense, see "– Operating Expenses."
Sales to non-members.    In 2025 and 2024, energy revenues from non-members were primarily from the sale of the BC Smith deferring members' output into the wholesale market. Energy revenues from non-members increased in 2025 from 2024 due to an increase in fuel costs for natural gas and an increase in megawatt-hours sold. Energy revenues from non-members decreased in 2024 from 2023 due to a decrease in megawatt-hours sold offset by an increase in fuel costs for natural gas. In 2024 and 2023, we recognized capacity revenues from non-members related to a tolling agreement associated with the two units we acquired at the Washington County Power Plant. This tolling agreement with Georgia Power expired in May 2024.
Sales to non-members were as follows:

	(in thousands)
	2025	2024	2023
Energy revenues	$98,502	$34,753	$44,995
Capacity revenues	—	1,572	13,624
Total	$98,502	$36,325	$58,619
kWh Sales to non-members	2,151,506	1,048,865	1,415,042
Cents/kWh	4.58	3.46	4.14
Operating Expenses
Our operating expenses increased 18.0% in 2025 compared to 2024 primarily due to significantly higher fuel costs, higher depreciation and amortization expenses, higher purchased power costs and higher production costs. Our operating expenses increased 16.1% in 2024 compared to 2023 primarily due to significantly higher production costs and higher depreciation and amortization expenses.

The following table summarizes our fuel costs and net kilowatt-hour (kWh) generation by generating source.

	Cost					Generation(1)					Cents per kWh
	(dollars in thousands)					(kWh in thousands)
Fuel Source	2025	2024	2023	2025 vs. 2024 % Change	2024 vs. 2023 % Change	2025	2024	2023	2025 vs. 2024 % Change	2024 vs. 2023 % Change	2025	2024	2023	2025 vs. 2024 % Change	2024 vs. 2023 % Change
Coal	$139,399	$138,682	$124,638	0.5%	11.3%	3,557,472	3,501,003	3,166,368	1.6%	10.6%	3.92	3.96	3.94	(1.1)%	0.6%
Nuclear	118,331	115,825	84,192	2.2%	37.6%	15,353,653	14,219,693	11,122,301	8.0%	27.8%	0.77	0.81	0.76	(5.4)%	7.6%
Nuclear Fuel Credits(2)	—	(34,400)	—	N/M	N/M	—	—	—	N/M	N/M	N/M	N/M	N/M	N/M	N/M
Natural Gas:
Combined Cycle	481,776	321,268	323,614	50.0%	(0.7)%	15,027,655	13,095,458	14,804,306	14.8%	(11.5)%	3.21	2.45	2.19	30.7%	12.2%
Combustion Turbine	101,836	71,065	46,350	43.3%	53.3%	2,285,039	2,058,663	1,382,989	11.0%	48.9%	4.46	3.45	3.35	29.1%	3.0%
	$841,342	$612,440	$578,794	37.4%	5.8%	36,223,819	32,874,817	30,475,964	10.2%	7.9%	2.32	1.86	1.90	24.7%	(1.9)%
(1) For 2025, excludes test energy kilowatt-hours from Washington County and Talbot supplied to members. Any revenues and costs associated with test energy were capitalized.. For 2024 and 2023, excludes test energy megawatt-hours generated at Plant Vogtle Units No. 3 and No. 4.
(2) Represents credits to fuel expense for settlements related to spent nuclear fuel storage costs. For additional information regarding spent nuclear fuel storage costs litigation, see Notes 1e and 1g of Notes to Consolidated Financial Statements.

N/M - Not meaningful

Fuel
Total fuel expense increased in 2025 compared to 2024 as a result of an increase in average fuel cost and an overall increase in generation. The increase in average fuel cost was primarily due to higher average natural gas prices in 2025 compared to 2024. The increase in generation was primarily due to an increase in sales to our members as a result of the first full year of commercial operation for both Vogtle Units No. 3 and No. 4 and our members obtaining more of their energy requirements from us due to relative energy prices. Total fuel expense increased in 2024 compared to 2023 as a result of an overall increase in generation. The increase in generation was primarily due to an increase in sales to our members as a result of the commercial operation of Vogtle Units No. 3 and No. 4 and our members obtaining more of their energy requirements from us due to relative energy prices. The decrease in average fuel cost was primarily due to the spent nuclear fuel storage costs litigation proceeds and lower average natural gas prices in 2024. For additional information regarding spent nuclear fuel storage costs litigation, see Notes 1e and 1g of Notes to Consolidated Financial Statements. In 2025 and 2024, we included $9.9 million and $24.3 million of net gains and net losses recognized, respectively, in total fuel expense for the settlement of natural gas financial contracts we utilized to manage our exposure to fluctuations in market prices.

Production

Production costs can vary due to the number and extent of outages in a given year. Production costs increased 6.3% in 2025 compared to 2024 and increased 26.9% in 2024 compared to 2023. The increase in 2025 was due to higher production costs related to Plant Vogtle Unit No. 4 and the result of deferring BC Smith's effects on net margin during 2025 compared to 2024. The increase in 2024 was due to higher fixed major maintenance outage costs associated with our combined cycle plants and the result of deferring BC Smith's effects on net margin during 2024 compared to 2023. Production costs also increased in 2024 as a result of higher production costs related to Plant Vogtle Units No. 3 and No. 4. Production costs for the new Vogtle units are net of $86.0 million and $72.6 million in credits recognized in 2025 and 2024, respectively, from the sale of nuclear production tax credits to Georgia Power.
Depreciation and amortization
Depreciation and amortization expense increased 11.0% in 2025 compared to 2024 primarily as a result of higher depreciation expense related to Vogtle Unit No. 4, which completed its first full year in 2025 after being placed in service on April 29, 2024. Depreciation and amortization expense increased 24.6% in 2024 compared to 2023 primarily as a result of higher depreciation expense related to Vogtle Units No. 3 and No. 4 being placed in service on July 31, 2023 and April 29, 2024, respectively.

Other Income
The 34.0% decrease in other income in 2025 compared to 2024 was primarily due to a decrease in realized gains associated with our nuclear decommissioning funds in 2025 compared to 2024. The 16.9% decrease in other income in 2024 compared to 2023 was primarily due to lower interest income as a result of lower average balances of commercial paper investments held in 2024 compared to 2023.
Interest Charges
Interest expense increased in 2025 compared to 2024 primarily due to higher outstanding long-term debt balances in 2025 compared to 2024. Interest expense increased in 2024 primarily due to refinancing of commercial paper with higher-interest-rate long-term taxable bonds in December 2023 and in June 2024, and as a result of higher interest rates on the commercial paper in 2025 compared to 2024. The commercial paper that we refinanced with these bond issues was used as interim financing for Vogtle Units No. 3 and No. 4 construction expenditures, and for interim refinancing of Department of Energy-guaranteed loan repayments made prior to the commercial operation of Vogtle Unit No. 4. Allowance for debt funds used during construction decreased in 2025 compared to 2024 primarily due to Vogtle Unit No. 4 being placed in service. Allowance for debt funds used during construction decreased in 2024 compared to 2023 due to Vogtle Units No. 3 and No. 4 being placed in service. As a result of these factors, net interest charges increased 9.4% in 2025. Net interest charges increased in 2025 compared to 2024 primarily due to higher outstanding long-term debt balances and the allowance for debt funds used during construction decreased due to Vogtle Unit No. 4 being placed in service. Net interest charges increased in 2024 compared to 2023 primarily due to higher interest rates on commercial paper and the allowance for debt funds used during construction decreased due to Vogtle Unit No. 3 being placed in service.

Financial Condition
Overview
Consistent with our budgeted margin for 2025, we achieved a 1.10 margins for interest ratio which produced a net margin of $55.4 million. This net margin increased our total patronage capital (our equity) and membership fees to $1.4 billion at December 31, 2025.
Our equity to total capitalization ratio, as defined in our first mortgage indenture, was 9.9% at December 31, 2025 and 9.5% at December 31, 2024. We anticipate that our equity ratio will remain around its current level during the next several years due to the new generation construction; however, the absolute level of patronage capital will continue to increase.
We had a strong liquidity position at December 31, 2025 with $1.5 billion of unrestricted available liquidity, including $251.1 million of cash and cash equivalents. We issued commercial paper throughout the year to provide interim financing for Smarr combined cycle and Talbot combustion turbine unit No. 7 generation facilities construction, and for other general purposes. The average cost of funds on the $459.5 million of commercial paper outstanding at December 31, 2025 was 4.05%.
Electric plant in service, net, increased $516.8 million primarily due to construction work in progress at our Smarr combined cycle and Talbot combustion turbine unit No. 7 generation projects and our dual fuel construction projects at Washington County and Talbot being placed in service. The other capital additions include costs related to normal additions and replacements to existing generation facilities and purchases of nuclear fuel.

Nuclear decommissioning trust fund increased $133.6 million primarily due to the increase in the fair market value of investments and the increase in investment income due to continued appreciation in the stock market in 2025. The nuclear decommissioning trust fund has produced an average annualized return for Plant Hatch Units No. 1 and No. 2 and Plant Vogtle Units No. 1 and No. 2 of approximately 8.47% in the last ten years and 6.68% since inception in 1990. The nuclear decommissioning trust fund has produced an average annualized return for Plant Vogtle Units No. 3 and No. 4 of approximately 20.20% since inception in 2022.

Long-term investments increased primarily due to an increase in funds invested, including reinvestment of earnings, and an increase in fair market value of investments. Largely offsetting these increases were redemptions associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, and to fund major maintenance outages expenses. See Notes 1e and 1q of Notes to Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.

Receivables increased $150.5 million at December 31, 2025 compared to December 31, 2024. The net increase was primarily due to a $126.5 million increase in receivables from the U.S. Government relating to nuclear production tax credits for fiscal year 2024. See Note 1q and Note 8 of Notes to Consolidated Financial Statements for a discussion of nuclear production tax credits and regulatory liabilities.

Regulatory assets decreased by $79.8 million at December 31, 2025 compared to December 31, 2024. The net decrease was primarily due to the decrease in the deferral associated with coal ash pond asset retirement obligations by $39.7 million and by $21.1 million in amortization of the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which occurred in August 2022.
Deferred charges and other assets increased $42.4 million at December 31, 2025 compared to December 31, 2024. The net increase was primarily due to a $53.6 million increase in a long-term receivable from the U.S. Government relating to nuclear production tax credits for fiscal year 2025. See Note 1q and Note 8 of Notes to Consolidated Financial Statements for a discussion of nuclear production tax credits and regulatory liabilities.
Long-term debt and long-term debt and finance leases due within one year decreased $75.6 million at December 31, 2025 compared to December 31, 2024. The net decrease was primarily a result of $348.2 million in debt service payments. Offsetting this decrease was the issuance of $350.0 million of our Series 2025A green first mortgage bonds, reclassifying $254.5 million of commercial paper that was refinanced through the issuance of the Series 2025A green first mortgage bonds and reclassified as long-term at December 31, 2024 to commercial paper debt in January 2025 and $175.6 million in advances under Rural Utilities Service-guaranteed loans. The weighted average interest rate on the $12.6 billion of long-term debt outstanding at December 31, 2025 was 4.07%.

Short-term borrowings, which primarily provided interim financing for Smarr combined cycle and Talbot Unit No. 7 construction costs, increased $313.9 million at December 31, 2025 compared to December 31, 2024, primarily as a result of commercial paper issuances of $326.9 million and the reclassification of $254.5 million of commercial paper, that was classified as long-term debt at December 31, 2024, to short-term borrowings in January 2025. Offsetting these increases were repayments of $267.5 million, primarily from the Series 2025A green first mortgage bonds proceeds.
Accounts payable increased $110.0 million at December 31, 2025 compared to December 31, 2024. The increase was primarily due to a $51.7 million increase in payables to Georgia Power, a $22.5 million increase in trade accounts payable, and a $21.0 million increase in payables for natural gas purchases and related transportation.
Regulatory liabilities increased by $208.3 million at December 31, 2025 compared to December 31, 2024. The net increase was primarily due to a $142.3 million increase in deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments, an $180.1 million increase in the regulatory liability for nuclear production tax credits, and a $15.1 million increase in the liability for collections of future debt service payments. Offsetting these increases was an $89.6 million decrease in the liability for our revenue deferral rate management plan, which is associated with the new Vogtle units, and an $18.0 million decrease in the liability associated with unrealized gains on our natural gas contracts. See Note 1q and Note 8 of Notes to Consolidated Financial Statements for a discussion of nuclear production tax credits and regulatory liabilities.

Sources of Capital and Liquidity
Sources of Capital.    We fund our capital requirements through a combination of funds generated from operations and short-term and long-term borrowings. See "– Capital Requirements – Capital Expenditures" for more detailed information regarding our estimated capital expenditures.
We have fully drawn $4.6 billion of loans from the Federal Financing Bank that are guaranteed by the Department of Energy to fund a portion of our cost to construct the two new nuclear units at Plant Vogtle. As of December 31, 2025, we had $3.9 billion outstanding.

Historically, we have also obtained a substantial portion of our long-term financing from Rural Utilities Service-guaranteed loans funded by the Federal Financing Bank. We continue to utilize these loans for general and environmental improvements, and we have utilized these loans to provide a portion of the long-term financing for the Walton County acquisition and related costs. We plan to utilize these loans to provide long-term financing for our two new natural gas generation resources and other capital projects for existing resources. However, Rural Utilities Service funding levels for projects we may choose to undertake are uncertain and may be limited in the future due to budgetary and political pressures faced by Congress and by competition amongst cooperatives for available Rural Utilities Service funding. Because of these factors, we cannot predict the amount or cost of Rural Utilities Service loans that may be available to us in the future.

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
Liquidity.    At December 31, 2025, we had $1.5 billion of unrestricted available liquidity to meet short-term cash needs and liquidity requirements, consisting of $251.1 million of cash and cash equivalents and $1.26 billion of unused and available committed credit arrangements.
Net cash provided by operating activities was $502.1 million in 2025 and averaged $375.2 million per year for the three-year period 2023 through 2025.

At December 31, 2025, we had $1.725 billion of committed credit arrangements in place and $1.26 billion available under four separate credit facilities. These are reflected in the table below:

Committed Credit Facilities
	(dollars in millions)
	Authorized Amount	Available 12/31/2025	Expiration Date
Unsecured Facilities:
Syndicated Line among 11 banks led by CFC(1)	$1,275	$814	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents outstanding commercial paper at December 31, 2025.
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
(3)At December 31, 2025, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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
Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.275 billion syndicated line of credit. At December 31, 2025, our outstanding commercial paper primarily was used to provide interim funding for:

•costs related to the new Smarr Combined Cycle and Talbot Unit No. 7 projects,

•costs related to the Walton County acquisition, and

•net costs, after off-system sales revenues, associated with recently acquired generation facilities (BC Smith, Baconton, Washington County, and Walton County) prior to recovery through member rates.

Rural Utilities Service financing is our preferred source of long-term financing for the Smarr Combined Cycle and Talbot Unit No. 7 projects. We intend to issue first mortgage bonds to provide long-term financing for certain other costs, including any costs for the Smarr Combined Cycle and Talbot Unit No. 7 projects not financed by the Rural Utilities Service, and for the net costs associated with recently acquired generation facilities that are incurred prior to recovery through member rates.

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $807 million remained available at December 31, 2025. This letter of credit issuance capacity includes $500 million under our $1.275 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including for our natural gas resources, until long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At December 31, 2025, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At December 31, 2025, we had $459.5 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At December 31, 2025, we had five members participating in the program and a balance of $66.8 million remaining to be applied against future power bills.
Liquidity Covenants.    At December 31, 2025, we had only one financial agreement in place containing a liquidity covenant. This covenant is in connection with the Rocky Mountain lease transaction and requires us to maintain minimum liquidity of $50 million at all times during the term of the lease. We had sufficient liquidity to meet this covenant in 2025 and expect to have sufficient liquidity to meet this covenant in 2026. For a discussion of the Rocky Mountain lease transaction, see Note 4 of Notes to Consolidated Financial Statements.
Financing Activities
First Mortgage Indenture.    At December 31, 2025, we had $12.6 billion of outstanding debt secured equally and ratably under our first mortgage indenture, an increase of $177.4 million from December 31, 2024. From time to time, we may issue additional first mortgage obligations ranking equally and ratably with the existing first mortgage indenture obligations. The aggregate principal amount of obligations that may be issued under the first mortgage indenture is not limited; however, our ability to issue additional obligations under the first mortgage indenture is subject to certain requirements related to the certified value of certain of our tangible property, repayment of obligations outstanding under the first mortgage indenture and payments made under certain pledged contracts relating to property to be acquired. As of December 31, 2025, the amount of certified bondable additions and retired or defeased first mortgage indenture obligations available for the issuance of additional first mortgage indenture obligations was approximately $3.4 billion. In addition, as of December 31, 2025, we had $947.6 million of property additions and certified progress payments under qualified engineering, procurement and construction contracts that, once certified in accordance with the first mortgage indenture, will be available for the issuance of additional first mortgage indenture obligations.

Department of Energy-Guaranteed Loans. We have loans from the Federal Financing Bank guaranteed by the Department of Energy that provided funding for over $4.6 billion of the cost to construct our interest in Vogtle Units No. 3 and No. 4. We have fully advanced the $4.6 billion available under these loans. As of December 31, 2025, we had repaid $715.8 million under these loans and $3.9 billion remained outstanding. All of the debt advanced under the loan guarantee agreement is secured ratably with all other debt under our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans.    A summary of our current Rural Utilities Service-Guaranteed Loans as of December 31, 2025 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced December 31, 2025	Amount Remaining December 31, 2025
	(dollars in millions)
General and Environmental Improvements	$630.3	$485.0	$145.3
General and Environmental Improvements	755.2	338.5	416.7
General and Environmental Improvements	112.6	—	112.6
Walton Acquisition	80.1	—	80.1
Total	$1,578.2	$823.5	$754.7

In 2025, we borrowed $175.6 million under various Rural Utilities Service-guaranteed loans. This included a $24.4 million advance on the $630.3 million general and environmental improvements loan and a $151.2 million advance on the $755.2 million general and environmental improvements loan. In February 2026, we closed on a guaranteed loan of $80.1 million for our acquisition of the Walton County Power Plant. When advanced, the debt will be secured ratably under our first mortgage indenture. In February 2026, we received a conditional commitment from the Rural Utilities Service for a guaranteed loan of $112.6 million for general and environmental improvements. We expect to close and advance on that loan in 2027. We have also applied for an additional $4.2 billion of Rural Utilities Service-guaranteed loans to provide for long-term financing for our Smarr Combined Cycle and Talbot Unit No. 7 projects as well as other capital projects. All loan applications are subject to review and approval by the Rural Utilities Service and, if conditionally committed, remain subject to standard loan closing conditions. As of December 31, 2025, we had $2.8 billion of debt outstanding under various Rural Utilities Service-guaranteed loans, an increase of $23.3 million from December 31, 2024.

In December 2024, the Rural Utilities Service announced a $331 million award to us under its Empowering Rural America (New ERA) program. The award would be used to refinance outstanding debt associated with the retired Wansley coal plant, which will result in interest expense savings that will be passed to our members. The final amount and availability of any award is subject to entering into binding agreements with the Rural Utilities Service and meeting program requirements.

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
Capital Expenditures.    As part of our ongoing capital planning, we forecast expenditures required for generating facilities and other capital projects. The table below details these forecasts for 2026 through 2028. Actual expenditures may vary from the estimates listed in the table because of factors such as changes in business conditions, design changes and rework required by regulatory bodies, delays in obtaining necessary regulatory approvals, construction delays, changing environmental requirements, and changes in cost of capital, equipment, material and labor.

Capital Expenditures(1)
(dollars in millions)
	2026	2027	2028	Total
Future Generation(2)	$834,909	$1,211,397	$829,892	$2,876,198
Existing Generation(3)	416,000	590,087	272,733	1,278,820
Environmental Compliance(4)	31,614	28,559	11,392	71,565
Nuclear Fuel	126,052	113,580	151,121	390,753
General Plant	37,446	27,637	5,559	70,642
Total	$1,446,021	$1,971,260	$1,270,697	$4,687,978
(1)Includes allowance for funds used during construction.
(2)Relates to construction of our Smarr Combined Cycle, Talbot Unit No. 7, and battery storage resource projects, net of approximately $81 million in expected GRIP grant proceeds. No amounts have been included related to the potential Wansley combined cycle or Doyle combustion turbine projects.
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
We have financial and other contractual agreements in place containing provisions which, upon a credit rating downgrade below specified levels, may require the posting of collateral in the form of letters of credit or other acceptable collateral. Our primary exposure to potential collateral postings is at rating levels of BBB-/Baa3 or below. As of December 31, 2025, our maximum potential collateral requirements were as follows:
At senior secured rating levels:
•approximately $50 million at a senior secured level of BBB-/Baa3,
•approximately $112 million at a senior secured level of BB+/Ba1 or below, and
At senior unsecured or issuer rating levels:
•approximately $62 million at a senior unsecured or issuer rating level of BB+/Ba1 or below.
Additionally, if certain of our pipeline, natural gas and power trading counterparties have reasonable grounds for insecurity regarding our ability to meet our obligations or we have experienced a material change in creditworthiness, including a significant credit ratings downgrade, these counterparties could require us to post an additional $52 million in collateral, based on their credit exposure to us as of December 31, 2025.
Under certain of our new natural gas transportation precedent agreements, the potential collateral we could be required to post to our counterparties will increase by up to $192 million after service begins under these agreements (currently projected for November 2028) upon a senior secured credit rating downgrade below investment grade by two rating agencies.
The Rural Utilities Service Loan Contract contains covenants that, upon a credit rating downgrade below investment grade by two rating agencies, could result in restrictions on issuing debt. Certain of our credit agreements and pollution control bond agreements contain provisions based on our ratings that, upon a credit rating downgrade below specified levels, could result in increased interest rates. Also, borrowing rates, letter of credit fees and commitment fees in two of our lines of credit agreements are based on credit ratings and could increase if our ratings are lowered. None of these covenants and provisions, however, would result in acceleration of any debt due to credit rating downgrades.
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
Interest Rate Risk
We are exposed to the risk of changes in interest rates relating to a portion of our debt. We categorize our debt as variable rate, which is debt that is subject to a change in interest rates within the next year, intermediate-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next year, but is subject to a change in interest rates within the next five years, or long-term fixed rate debt, which is debt that is not subject to a change in interest rates within the next five years. At December 31, 2025, we had $691.5 million of variable rate debt, $272.2 million of intermediate-term fixed rate debt, and the remainder of our debt was long-term fixed rate debt. Our $691.5 million of variable rate debt at December 31, 2025, included $459.5 million of commercial paper outstanding (which typically has maturities of between 1 and 90 days) and $232.0 million of pollution control bonds. These pollution control bonds include $191.5 million of indexed variable rate bonds and $40.5 million of variable rate demand bonds, all of which are subject to repricing weekly.

At December 31, 2025, the weighted average interest rate on our variable rate debt was 4.1%. If, during 2025, interest rates on this debt changed a hypothetical 100 basis points on the next respective repricing dates and remained at that level for the remainder of the year, annual interest expense would change by approximately $6.7 million.
Our objective in managing interest rate risk is to maintain a balance of long-term fixed, intermediate-term fixed and variable rate debt that will lower our overall borrowing costs within reasonable risk parameters. At December 31, 2025, we had 5.3% of our total debt, including commercial paper, classified as variable rate and 2.1% of our debt classified as intermediate-term fixed rate. The remaining 92.6% of our debt was classified as long-term fixed rate.
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
In addition to interest rate risk on existing debt, we are exposed to the risk of rising interest rates due to the new long-term debt we expect to incur in connection with anticipated capital expenditures, such as for the issuance of long-term debt related to the Smarr Combined Cycle project, Talbot Unit No. 7 project and other projects we may undertake, as well as the short-term debt we plan to use for interim financing of our various projects.

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

A 10% decline in the value of the internal and external funds' equity and fixed income securities as of December 31, 2025 would result in a loss of value to the funds of approximately $10.4 million.
We also maintain funds to finance our coal ash pond retirement obligations and for major maintenance expenses. We invest a portion of our coal ash decommissioning and major maintenance accounts in fixed income funds that are subject to changes in market value. A 10% decrease in the market value of these funds would be approximately $24.7 million.

Commodity Price Risk
We are also exposed to the risk of changing prices for fuels, including coal and natural gas.
Coal
We have interests in 982 megawatts of coal-fired nameplate capacity at Plant Scherer. We purchase coal under term contracts and in spot-market transactions. Some of our coal contracts provide volume flexibility and most have fixed or capped prices. Our existing contracts and stockpile are expected to provide fixed prices for 100% and 75% of our forecasted coal requirements for 2026 and 2027, respectively.
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
We maintain a natural gas hedge program, which assists our participating members in managing potential fluctuations in our power rates to them due to changes in the market price of natural gas. Currently, 19 of our members have elected to participate in our natural gas hedging program. This program layers in fixed prices for a portion of our forecasted natural gas requirements over a rolling time horizon of up to five and a half years. Natural gas swap arrangements are used for hedging under this program. Under our swap agreements, we pay the counterparty a fixed price for specified natural gas quantities and receive a payment for such quantities based on a market price index. These payment obligations are netted, such that if the market price index is lower than the fixed price, we will make a net payment, and if the market price index is higher than the fixed price, we will receive a net payment. The fair value of the swaps at December 31, 2025 was a net asset of approximately $10.6 million, which represents the net amount we would have received if the swaps had been terminated as of that date. As of December 31, 2025, approximately 18% of our 2026 total system forecasted natural gas requirements were hedged under swap arrangements. A hypothetical 10% decline in the market price of natural gas would have resulted in a decrease of approximately $17.6 million to the fair value of our natural gas swap agreements. Additional members may elect to participate in our natural gas hedging program, and participating members may choose to discontinue their active participation in this program at any time.
Changes in Risk Exposure
Our exposure to changes in interest rates, the value of investments we hold, and commodity prices have not changed materially from the previous reporting period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the years ended December 31, 2025, 2024 and 2023

	(dollars in thousands)
	2025	2024	2023
Operating revenues:
Sales to members	$2,442,690	$2,145,522	$1,681,566
Sales to non-members	98,502	36,325	58,619
Total operating revenues	2,541,192	2,181,847	1,740,185
Operating expenses:
Fuel	$841,342	$612,440	$578,794
Production	557,602	524,355	413,312
Depreciation and amortization	456,967	411,598	330,449
Purchased power	89,977	80,735	74,657
Accretion	58,759	69,223	65,907
Total operating expenses	$2,004,647	$1,698,351	$1,463,119
Operating margin	$536,545	$483,496	$277,066
Other income:
Investment income	$32,961	$56,282	$70,252
Amortization of deferred gains	1,789	1,789	1,789
Allowance for equity funds used during construction	3,033	1,756	750
Other	6,699	7,563	8,258
Total other income	$44,482	$67,390	$81,049
Interest charges:
Interest expense	$538,569	$521,525	$515,862
Allowance for debt funds used during construction	(22,971)	(52,352)	(234,090)
Amortization of debt discount and expense	10,074	11,212	10,553
Net interest charges	$525,672	$480,385	$292,325
Net margin	$55,355	$70,501	$65,790

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

	(dollars in thousands)
	2025	2024
Assets
Electric plant:
In service	$17,663,646	$17,388,476
Right-of-use assets--finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(5,933,906)	(5,701,627)
Electric plant in service, net	12,032,472	11,989,581
Nuclear fuel, at amortized cost	408,556	402,328
Construction work in progress	787,886	320,167
Total electric plant	13,228,914	12,712,076
Investments and funds:
Nuclear decommissioning trust fund	855,223	721,624
Investment in associated companies	91,378	86,720
Long-term investments	653,265	645,166
Other	42,111	38,862
Total investments and funds	1,641,977	1,492,372
Current assets:
Cash and cash equivalents	251,119	337,813
Restricted cash and short-term investments	500	500
Short-term investments	80,164	124,572
Receivables	397,059	246,581
Inventories, at weighted average cost	372,765	356,285
Prepayments and other current assets	45,472	44,218
Total current assets	1,147,079	1,109,969
Deferred charges and other assets:
Regulatory assets	1,023,859	1,103,633
Prepayments to Georgia Power Company	22,419	16,334
Other	85,551	43,154
Total deferred charges and other assets	1,131,829	1,163,121
Total assets	$17,149,799	$16,477,538
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

	(dollars in thousands)
	2025	2024
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,383,773	$1,328,418
Long-term debt	12,065,863	12,134,194
Obligations under finance leases	21,578	33,173
Obligation under Rocky Mountain transactions	34,099	31,910
Other	5,284	5,715
Total capitalization	13,510,597	13,533,410
Current liabilities:
Long-term debt and finance leases due within one year	391,726	398,979
Short-term borrowings	459,513	145,604
Accounts payable	248,499	138,537
Accrued interest	91,146	81,425
Member power bill prepayments, current	28,453	31,258
Other current liabilities	215,193	140,611
Total current liabilities	1,434,530	936,414
Deferred credits and other liabilities:
Asset retirement obligations	1,280,941	1,279,121
Member power bill prepayments, non-current	38,300	54,183
Regulatory liabilities	869,860	661,592
Other	15,571	12,818
Total deferred credits and other liabilities	2,204,672	2,007,714
Total equity and liabilities	$17,149,799	$16,477,538

Commitments and Contingencies (Notes 1, 7, 10, 11 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31, 2025 and 2024

	(dollars in thousands)
	2025	2024
Secured Long-term debt:
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.03% to 5.97% (average rate of 3.57% at December 31, 2025) due in quarterly installments through 2053	$2,819,612	$2,796,291
First mortgage notes payable to the Federal Financing Bank at interest rates varying from 1.44% to 4.01% (average rate of 2.94% at December 31, 2025) due in quarterly installments through 2044	3,917,257	4,050,644
First mortgage bonds payable:
• Series 2006 First Mortgage Bonds, 5.534%, due 2031 through 2035	300,000	300,000
• Series 2007 First Mortgage Bonds, 6.191%, due 2024 through 2031	375,000	437,500
• Series 2009B First Mortgage Bonds, 5.95%, due 2039	400,000	400,000
• Series 2010A First Mortgage Bonds, 5.375% due 2040	450,000	450,000
• Series 2011A First Mortgage Bonds, 5.25% due 2050	300,000	300,000
• Series 2012A First Mortgage Bonds, 4.20% due 2042	250,000	250,000
• Series 2014A First Mortgage Bonds, 4.55% due 2044	250,000	250,000
• Series 2016A First Mortgage Bonds, 4.25% due 2046	250,000	250,000
• Series 2018A First Mortgage Bonds, 5.05% due 2048	500,000	500,000
• Series 2020A First Mortgage Bonds, 3.75% due 2050	450,000	450,000
• Series 2022A First Mortgage Bonds, 4.50% due 2047	500,000	500,000
• Series 2023A First Mortgage Bonds, 6.20% due 2053	400,000	400,000
• Series 2024A First Mortgage Bonds, 5.80% due 2054	350,000	350,000
• Series 2025A First Mortgage Bonds, 5.90% due 2055	350,000	—
First mortgage notes issued in connection with the sale of pollution control revenue bonds through the Development Authorities of Appling, Burke and Monroe Counties, Georgia:
• Series 2013A Appling, Burke and Monroe Term rate bonds, 1.50% through February 1, 2025, due 2038 through 2040	—	212,760
• Series 2013A Appling Weekly rate bonds, 2.50% due 2038	40,530	—
• Series 2013A Burke and Monroe Term rate bonds, 3.60% through February 1, 2030, due 2038 through 2040	172,230	—
• Series 2017A, B Burke Indexed put bonds–weekly reset, 4.27% due 2045	91,645	91,645
• Series 2017C, D Burke Fixed rate bonds, 4.125%, due 2041 through 2045	200,000	200,000
• Series 2017E Burke Term rate bonds, 3.60% through February 3, 2025, due 2041 through 2045	100,000	100,000
• Series 2017F Burke Indexed put bonds-weekly reset, 4.52% due 2040 through 2045	99,785	99,785
Total Secured Long-term debt	$12,566,059	$12,388,625
Unsecured debt:
Commercial paper refinanced on a long-term basis	—	254,463
Total Long-term debt	$12,566,059	$12,643,088
Obligations under finance leases	33,173	43,586
Obligation under Rocky Mountain transactions	34,099	31,910
Other	5,284	5,715
Patronage capital and membership fees	1,383,773	1,328,418
Subtotal	$14,022,388	$14,052,717
Less: long-term debt and finance leases due within one year	(391,726)	(398,979)
Less: unamortized debt issuance costs	(96,978)	(97,623)
Less: unamortized bond discounts on long-term debt	(23,087)	(22,705)
Total capitalization	$13,510,597	$13,533,410
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025, 2024 and 2023

	(dollars in thousands)
	2025	2024	2023
Cash flows from operating activities:
Net margin	$55,355	$70,501	$65,790
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	$629,202	$569,349	$441,926
Accretion cost	58,759	69,223	65,907
Amortization of deferred gains	(1,789)	(1,789)	(1,789)
Allowance for equity funds used during construction	(3,033)	(1,756)	(750)
Deferred outage costs	(43,866)	(46,065)	(32,390)
Gain on sale of investments	(38,068)	(90,356)	(6,954)
Regulatory deferral of costs associated with nuclear decommissioning	48,710	74,805	(21,449)
Other	(28,872)	(47,605)	(5,150)
Change in operating assets and liabilities:
Receivables	(35,508)	(32,222)	12,011
Inventories	(16,480)	(34,717)	(38,562)
Prepayments and other current assets	(6,948)	(7,912)	(2,211)
Accounts payable	35,173	29,156	(104,164)
Accrued interest	9,721	(24,930)	903
Accrued taxes	5,446	9,678	1,087
Settlement of asset retirement obligations	(40,017)	(23,293)	(14,521)
Other current liabilities	42	36,778	(51,274)
Rate management program billing credits applied	(107,064)	(126,876)	(56,612)
Other	(18,689)	6,902	(57,281)
Total adjustments	$446,719	$358,370	$128,727
Net cash provided by operating activities	$502,074	$428,871	$194,517
Cash flows from investing activities:
Property additions	$(890,366)	$(662,122)	$(474,952)
Plant acquisition	—	(75,240)	(16,743)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	21,684	14,347	—
Activity in nuclear decommissioning trust fund – Purchases	(1,252,652)	(1,149,281)	(535,027)
Activity in nuclear decommissioning trust fund – Proceeds	1,221,699	1,129,631	520,986
Decrease in restricted investments	—	—	74,031
Activity in other long-term investments – Purchases	(286,160)	(264,277)	(262,712)
Activity in other long-term investments – Proceeds	359,382	354,894	199,200
Other	(6,311)	1,156	13,782
Net cash used in investing activities	$(832,724)	$(650,892)	$(481,435)
Cash flows from financing activities:
Long-term debt proceeds	$525,595	$667,493	$506,272
Long-term debt payments	(358,574)	(384,771)	(358,477)
Increase (decrease) in short-term borrowings, net	59,446	(207,818)	(47,765)
Other	17,489	(5,162)	51,699
Net cash provided by financing activities	243,956	69,742	151,729
Net decrease in cash, cash equivalents and restricted cash	$(86,694)	$(152,279)	$(135,189)
Cash, cash equivalents and restricted cash at beginning of period	338,313	490,592	625,781
Cash, cash equivalents and restricted cash at end of period	$251,619	$338,313	$490,592
Supplemental cash flow information:
Cash paid for –
Interest (net of amounts capitalized)	$503,688	$492,055	$278,952
Supplemental disclosure of non-cash investing and financing activities:
Change in asset retirement obligations	$(16,605)	$(225,604)	$63,803
Accrued property additions at end of period	$194,785	$49,683	$39,854
The accompanying notes are an integral part of these consolidated financial statements.

OGLETHORPE POWER CORPORATION
CONSOLIDATED STATEMENTS OF PATRONAGE CAPITAL AND MEMBERSHIP FEES
For the years ended December 31, 2025, 2024 and 2023

(dollars in thousands)
Balance at December 31, 2022	$1,192,127
Components of comprehensive margin in 2023:
Net margin	65,790
Balance at December 31, 2023	$1,257,917
Components of comprehensive margin in 2024:
Net margin	70,501
Balance at December 31, 2024	$1,328,418
Components of comprehensive margin in 2025:
Net margin	55,355
Balance at December 31, 2025	$1,383,773

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2025, 2024 and 2023

1. Summary of significant accounting policies:
a. Business description
Oglethorpe Power Corporation is an electric membership corporation incorporated in 1974 and headquartered in metropolitan Atlanta, Georgia that operates on a not-for-profit basis. We are owned by 38 retail electric distribution cooperative members in Georgia. We provide wholesale electric power from a combination of owned and co-owned generating units of which our ownership share totals 8,589 megawatts of summer planning reserve capacity. We also manage and operate Smarr EMC which owns 729 megawatts of summer planning reserve capacity. In addition, we supply financial and management services to Green Power EMC, which purchases energy from renewable energy facilities totaling 820 megawatts of capacity, including 804 megawatts sourced by solar energy. Georgia Power Company is a co-owner and the operating agent of our nuclear and coal-fired generating units.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2025 and 2024 and the reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2025. Examples of estimates used include items related to our asset retirement obligations. Accounting for asset retirement obligations requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value when incurred and capitalized as part of the related long-lived asset. In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Estimating the amount and timing of future expenditures includes, among other things, identifying which of our generation plants have a legal obligation, making projections for when our generation plants will be retired, estimating the decommissioning and closure costs, and evaluating how costs will escalate with inflation. Actual results could differ from our estimates.

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

d. Margin policy
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2025, we achieved a margins for interest ratio of 1.10. For 2024 and 2023, we achieved a margins for interest ratio of 1.14.
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

Each of our members is obligated to pay us for capacity and energy we furnish under its wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of December 31, 2025 and 2024, we did not have any significant long-term contracts with non-members.

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

We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2025, our board approved, and we achieved, a targeted margins for interest ratio of 1.10. For 2024 and 2023, our board approved, and we achieved, a targeted margins for interest ratio of 1.14. For 2026, our board of directors approved a budget to achieve a 1.10 margins for interest ratio. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our consolidated balance sheets. As of December 31, 2025 and December 31, 2024, we recognized refund liabilities totaling $70,632,000 and $55,914,000, respectively. Based on our current agreements with non-members, we do not refund any consideration received from non-members.

Sales to members were as follows:

	(dollars in thousands)
	2025	2024	2023
Capacity revenues	$1,603,888	$1,501,903	$1,082,368
Energy revenues	838,802	643,619	599,198
Total	$2,442,690	$2,145,522	$1,681,566
In 2024, we recorded a reduction of $34,400,000 in fuel expense and a corresponding decrease in member energy revenues for the settlement of two claims related to spent nuclear fuel storage costs. The combined settlements were credited to fuel expense, electric plant in service and production expenses, the accounts to which the original costs were recorded. For additional information regarding the claims for spent nuclear fuel storage costs, see Note 1g in our 2024 Form 10-K.
The following table reflects members whose revenues accounted for 10% or more of our total operating revenues in 2025, 2024 or 2023:

	2025	2024	2023
Jackson EMC	18.0%	18.0%	15.1%
Cobb EMC	8.1%	9.0%	11.4%
Energy revenues from non-members were primarily from the sale of the BC Smith deferring members' output into the wholesale market. In 2025, BC Smith did not undergo a major maintenance outage as it did in 2024, therefore, we generated and sold more megawatt-hours of off-system energy from BC Smith compared with 2024. In 2024, BC Smith underwent a major maintenance outage during the first half of 2024, therefore, we generated and sold fewer megawatt-hours of off-system energy from BC Smith compared with 2023. In 2024 and 2023, we recognized capacity revenues from non-members related to a tolling agreement associated with the two units we acquired at the Washington County Power Plant in 2022. This tolling agreement with Georgia Power expired in May 2024.

Sales to non-members were as follows:

	(dollars in thousands)
	2025	2024	2023
Energy revenues	$98,502	$34,753	$44,995
Capacity revenues	—	1,572	13,624
Total	$98,502	$36,325	$58,619
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

In 2018, we began an additional rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Vogtle units. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, billing credits to participating members during 2025, 2024 and 2023 were $96,927,000, $121,638,000 and $52,378,000 respectively. Funds collected through this program are invested and held until applied to members’ bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members’ bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of December 31, 2025, $107,784,000 was our remaining liability to be credited to our members' bills. For additional information regarding our revenue deferral plan, see Note 1q.

f. Receivables
A substantial portion of our receivables are related to capacity and energy sales to our members. These receivables are recorded at the invoiced amount and do not bear interest. Our members are required through the wholesale power contracts to reimburse us for all costs, plus a margin requirement. Receivables from contracts with our members at December 31, 2025, 2024 and 2023 were $237,834,000, $177,790,000 and $170,901,000, respectively. Payment is typically received the following month in which capacity and energy are billed. Estimated energy charges are billed based on the amount of energy supplied during the month and are adjusted when actual costs are available, generally the following month.
The remainder of our receivables is primarily related to nuclear production tax credits and transactions with non-members for the sale of the BC Smith deferring members' output, affiliated companies and investment income. Our receivables from non-members at December 31, 2025, included a receivable of $126,517,000 from the U.S. Government relating to nuclear production tax credits ("45U NPTCs"), pursuant to Internal Revenue Code 45U for fiscal year 2024. We have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year Internal Revenue Service ("IRS") statute of limitations has passed and/or completion of an IRS audit for 2024 45U NPTCs. For information regarding regulatory accounting, see Note 1q. Our receivables from non-members at December 31, 2025, 2024 and 2023 were $159,225,000 and $68,791,000, and $30,883,000, respectively.

As of December 31, 2025, we have recognized a long-term receivable of $53,566,000 from the U.S. Government relating to 45U NPTCS for fiscal year 2025. We also have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year IRS statute of limitations has passed and/or completion of an IRS audit for 2025 45U NPTCs. For information regarding regulatory accounting, see Note 1q.

As a result of our historical experience, the short duration lifetime of our receivables and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of our receivables is remote. During 2025, 2024 and 2023, no credit losses were recognized on any receivables that arose from contracts with members or non-members.

g. Nuclear fuel cost
The cost of nuclear fuel is amortized to fuel expense based on usage. The total nuclear fuel expense for 2025, 2024 and 2023 amounted to $118,331,000, $81,425,000, and $84,192,000, respectively.
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

The combined receivables totaled $78,300,000 and credits were recorded to the accounts to which the original costs were recorded. We credited fuel expense by $34,400,000, electric plant in service by $36,000,000 and production expenses by $7,900,000. As of December 31, 2024, $39,433,000 was outstanding for both receivables and included in the Receivables line items within our consolidated balance sheets. As of December 31, 2025, no amounts are outstanding.

In September 2025, Georgia Power filed their fifth round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 for the period from January 1, 2020 through December 31, 2024. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided.
No amounts have been recognized in our consolidated financial statements as of December 31, 2025 for any potential recoveries from the pending lawsuits. The final outcome of this matter cannot be determined at this time.

Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. We expect that facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.
h. Asset retirement obligations and other retirement costs
Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. These obligations represent the present value of the estimated future costs discounted using a credit-adjusted risk-free rate and are recorded in the period in which the liability is incurred. The liabilities we have recognized primarily relate to the nuclear decommissioning costs and coal ash pond closure costs. In addition, we have asset retirement obligations related to gypsum cells, powder activated carbon cells, landfill sites, asbestos removal and nuclear interim costs. Under the accounting provision for regulated operations, we record a regulatory asset or liability to reflect the difference in timing of recognition of the legally obligated retirement costs for financial statement purposes and for ratemaking purposes.
Periodically, we obtain revised cost studies associated with our nuclear and coal-fired plants' asset retirement obligations. Actual retirement costs may vary from these estimates. The estimated nuclear decommissioning costs and coal ash pond closure costs are based on the most recent studies performed in 2024 and 2025, respectively.

The following table reflects the details of the asset retirement obligations included in the consolidated balance sheets for the years 2025 and 2024.

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2024	$812,239	$403,170	$63,712	$1,279,121
Liabilities settled	—	(39,053)	(964)	(40,017)
Accretion	39,523	16,196	3,040	58,759
Deferred accretion	—	(317)	—	(317)
Change in cash flow estimates	—	(23,475)	6,870	(16,605)
Balance at December 31, 2025	$851,762	$356,521	$72,658	$1,280,941

	(dollars in thousands)
	Nuclear	Coal Ash Pond	Other	Total
Balance at December 31, 2023	$929,804	$463,967	$65,166	$1,458,937
Liabilities incurred	65,149	—	—	65,149
Liabilities settled	—	(21,593)	(1,700)	(23,293)
Accretion	49,307	17,109	2,807	69,223
Deferred accretion	—	(142)	—	(142)
Change in cash flow estimates	(232,021)	(56,171)	(2,561)	(290,753)
Balance at December 31, 2024	$812,239	$403,170	$63,712	$1,279,121
Asset Retirement Obligations
Nuclear Decommissioning.    Nuclear decommissioning cost estimates are based on site studies and assume prompt dismantlement and removal of both the radiated and non-radiated portions of the plant from service, as well as the management of spent fuel. We do not have a legal obligation to decommission non-radiated structures and, therefore, these costs are excluded from the related asset retirement obligation and the amounts in the table above. Actual decommissioning costs may vary from these estimates because of, but not limited to, changes in the assumed date of decommissioning, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials and equipment, and how costs will escalate with inflation. During 2024, we performed a revised assessment of our nuclear decommissioning asset retirement obligations for Plants Hatch and Vogtle. The revised studies incorporated updated assumptions regarding expected decommissioning dates. Based on the revised studies of estimates computed by third party specialists in the nuclear regulatory environment, we recorded a decrease of approximately $232,000,000 in asset retirement obligations and a corresponding decrease in asset retirement costs (electric plant in service). The decrease was primarily due to extending the assumed decommissioning dates of the reactors and an increase in credit-adjusted risk-free rates, partially offset by an increase in base year decommissioning costs. In evaluating the significant assumptions used in the studies, management considered factors including, but not limited to, examination of the nuclear units’ remaining licensed and economic lives, re-licensing expectations, regulatory requirements and industry trends. These significant assumptions are evaluated at least annually and updated as necessary based on current information.

In March 2023 and February 2024, Plant Vogtle Units No. 3's and No. 4's nuclear reactors achieved self-sustaining nuclear fission, commonly referred to as initial criticality. As a result, we recognized a new nuclear asset retirement obligation for Plant Vogtle Unit No. 3 totaling $62,841,000 in 2023 and for Unit No. 4 totaling $65,100,000 in 2024. Our portion of the estimated costs of decommissioning co-owned nuclear facilities for which we have recorded asset retirement obligations as of December 31, 2025 are as follows:

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
Coal Combustion Residuals.    Coal combustion residuals (CCR) are subject to federal and state regulations. Our obligations associated with CCR are primarily for the closure of coal ash ponds. During 2025 and 2024, assessments of the coal ash pond asset retirement obligation resulted in decreases in cash flow estimates of $23,475,000 and $56,171,000, respectively. These adjustments to the asset retirement obligations had a corresponding offset to our coal ash related regulatory asset. The 2025 and 2024 decreases were primarily due to a reduction of estimated base closure and post-closure costs, partially offset by an increase in water treatment costs required under new effluent limitations guidelines (ELG) and CCR rules. The 2024 ELG Supplemental Rule included additional treatment requirements for CCR and non-CCR waste streams once a site is retired. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with the CCR regulations. Asset retirement obligations may be adjusted in future periods as a result of changes in estimates and assumptions.

We have internally segregated the funds collected for coal ash pond and other CCR closure costs, including earnings thereon. As of December 31, 2025 and December 31, 2024, the fund balances were $219,634,000 and $201,535,000, respectively, and included in the Long-term investments line items within our consolidated balance sheets.
We apply the provision of regulated operations to coal ash pond and other CCR closure transactions such that collections and investment income (interest, dividends and realized gains and losses) are compared to the associated closure expenses with the difference deferred to or amortized from the regulatory asset. This difference recorded to the associated expenses in our consolidated statements of revenues and expenses. Unrealized gains and losses of the associated coal ash fund are recorded directly to the regulatory asset in accordance with our ratemaking treatment.
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
i. Nuclear decommissioning funds
The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The NRC definition of decommissioning does not include all costs that may be associated with decommissioning, such as spent fuel management and non-radiated structures. We have established external trust funds to comply with the NRC's regulations. Upon approval by the NRC, any funding in the external trust in excess of their requirements may be used for other decommissioning costs. As a result of nuclear fuel load for Plant Vogtle Units No. 3 and No. 4, in 2025 and 2024, we contributed $11,000,000 and $8,632,000, respectively, to the external trust funds. These funds are managed by unrelated third party investment managers with the discretion to buy, sell and invest pursuant to investment objectives and restrictions set forth in agreements entered into between us and the investment managers. We record the investment securities held in the nuclear decommissioning trust fund at fair value, as disclosed in Note 2. Because day-to-day investment decisions are made by third party investment managers, the ability to hold investments in unrealized loss positions is outside our control.
In addition to the external trust funds, we maintain unrestricted investments internally designated for nuclear decommissioning. These internal funds are available to be utilized to fund the external trust funds, should additional funding be required, as well as other decommissioning costs outside the scope of the NRC funding regulations. The funds are included in long-term investments on our consolidated balance sheets. We contributed $10,833,000 and $8,333,000 into the internal funds in 2025 and 2024, respectively.
The following table outlines the fair value of our nuclear decommissioning funds as of December 31, 2025 and December 31, 2024. The funds were invested in a diversified mix of approximately 62% equity, and 38% fixed income securities in 2025 and 51% equity, 34% fixed income securities and 15% temporarily in cash pending reallocation between equity funds in 2024.

	2025
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2024	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2025
Equity	$343,529	$22,516	$27,482	$248,075	$641,602
Debt	202,356	1,198,611	(1,184,252)	(618)	216,097
Other	(1,677)	38,968	(39,767)	—	(2,476)
	$544,208	$1,260,095	$(1,196,537)	$247,457	$855,223
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $63,558,000.

	2025
Internal Funds:	(dollars in thousands)
	Cost 12/31/2024	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2025
Equity	$89,635	$—	$5,314	$59,745	$154,694
Debt	72,879	175,854	(159,785)	1,591	90,539
	$162,514	$175,854	$(154,471)	$61,336	$245,233

(1)Also included in net proceeds are net realized gains or losses, interest income, dividends, contributions and fees of $21,383,000.

	2024
External Trust Funds:	(dollars in thousands)
	Cost 12/31/2023	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2024
Equity	$249,063	$169,927	$(75,461)	$186,129	$529,658
Debt	195,756	788,109	(781,509)	(8,713)	193,643
Other	(729)	191,247	(192,195)	—	(1,677)
	$444,090	$1,149,283	$(1,049,165)	$177,416	$721,624
(1)Also included in net proceeds are net realized gains or losses, interest income, dividends and fees of $100,118,000.

	2024
Internal Funds:	(dollars in thousands)
	Cost 12/31/2023	Purchases	Net Proceeds(1)	Unrealized Gain(Loss)	Fair Value 12/31/2024
Equity	$86,378	$—	$3,257	$40,466	$130,101
Debt	49,320	139,657	(116,098)	(2,180)	70,699
	$135,698	$139,657	$(112,841)	$38,286	$200,800
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
j. Depreciation
Depreciation is computed on additions when they are placed in service using the composite straight-line method. We use prescribed depreciation rates as well as site specific rates determined through depreciation studies as approved by the Rural Utilities Service. The depreciation rates for steam, nuclear and other production in the table below reflect rates from depreciation rate studies completed in various years. Site specific depreciation studies are performed at a minimum of every five years. Annual weighted average depreciation rates in effect in 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Steam production	3.04%	3.04%	3.05%
Nuclear production	1.85%	1.88%	1.87%
Hydro production	2.00%	2.00%	2.00%
Other production	2.65%	2.71%	2.73%
Transmission	2.75%	2.75%	2.75%
General	2.00-33.33%	2.00-33.33%	2.00-33.33%

Depreciation expense for the years 2025, 2024 and 2023 was $424,243,000, $404,178,000, and $321,047,000, respectively. In 2025, depreciation expense increased by $20,065,000 compared to 2024 primarily due to a full year of operating Plant Vogtle Unit No. 4 and Walton County, which was acquired in 2024. In 2024, depreciation expense increased by $83,131,000 compared to 2023 primarily due to Plant Vogtle Unit No. 4 achieving commercial operation in April 2024 and a full year of operating Plant Vogtle Unit No. 3. In 2021, the composite depreciation rate for Plant Wansley was increased in anticipation of the plant’s retirement in 2022. In addition to the depreciation expense recognized in 2022 and 2021, $165,013,000 and $204,891,000, respectively, of Plant Wansley’s depreciation expense was deferred. Subsequent to the retirement of Plant Wansley, we amortized approximately $21,074,000, $20,603,000 and $25,900,000 of deferred depreciation expense in 2025, 2024 and 2023, respectively. In 2024, we recorded an increase of approximately $21,900,000 of deferred expense relating to additional dismantlement costs for Plant Wansley. See Note 1q for information regarding regulatory assets and liabilities.

k. Electric plant
Electric plant is stated at original cost, which is the cost of the plant when first dedicated to public service, including acquisition adjustments, if any, plus the cost of any subsequent additions. Cost includes an allowance for the cost of equity and debt funds used during construction and allocable overheads. For the years 2025, 2024 and 2023, the allowance for funds used during construction rates were 4.32%, 4.29% and 4.18%, respectively.
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

Classification
	Twelve months ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)

Cash and cash equivalents	$251,119	$337,813
Restricted cash included in restricted cash and short-term investments	500	500
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$251,619	$338,313

n. Inventories
We maintain inventories of fossil fuel and spare parts, including materials and supplies for our generation plants. These inventories are stated at weighted average cost.
The fossil fuel inventories primarily include the direct cost of coal and related transportation charges. The cost of fossil fuel inventories is carried at weighted average cost and is charged to fuel expense as consumed. The spare parts inventory primarily includes the direct cost of generating plant spare parts. The spare parts inventory is carried at weighted average cost and the parts are charged to expense or capitalized, as appropriate when installed.
At December 31, 2025 and December 31, 2024, fossil fuels inventories were $68,169,000 and $83,705,000, respectively. Inventories for spare parts at 2025 and 2024 were $304,596,000 and $272,580,000, respectively.
o. Deferred charges and other assets
Deferred charges and other assets represent regulatory assets, long-term prepayments to Georgia Power and other deferred charges. Other deferred charges primarily represent a long-term receivable from the U.S. Government relating to nuclear production tax credits for fiscal year 2025 and the fair value of our natural gas contracts that will settle after the next twelve months and other long-term prepayments. For a discussion regarding regulatory assets and liabilities and nuclear production tax credits, see Note 1q and Note 8, respectively.
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
Deferred credits and other liabilities also consist of asset retirement obligations as discussed in Note 1h and regulatory liabilities in Note 1q.
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

	(dollars in thousands)
	2025	2024
Regulatory Assets:
Premium and loss on reacquired debt(a)	$20,173	$21,587
Amortization on financing leases(b)	19,556	24,699
Outage costs(c)	46,781	45,749
Asset retirement obligations – Ashpond and other(l)	228,400	268,074
Depreciation expense - Plant Vogtle(d)	31,279	32,702
Depreciation expense - Plant Wansley(e)	316,106	337,181
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	53,619	54,545
Interest rate options cost(g)	123,650	130,456
Deferral of effects on net margin – TA Smith Energy Facility(h)	118,896	124,840
Deferral of effects on net margin – BC Smith Energy Facility(p)	13,868	27,841
Inventory adjustments - TA Smith Energy Facility(q)	13,701	14,723
Accumulated retirement costs for other obligations(i)	5,479	—
Other regulatory assets(o)	32,351	21,236
Total Regulatory Assets	$1,023,859	$1,103,633
Regulatory Liabilities:
Accumulated retirement costs for other obligations(i)	—	$29,975
Deferral of effects on net margin – Hawk Road Energy Facility(h)	14,788	15,404
Major maintenance reserve(j)	109,028	99,987
Deferred debt service adder(k)	201,836	186,757
Asset retirement obligations – Nuclear(l)	245,133	102,858
Revenue deferral plan(m)	107,784	197,373
Natural gas hedges(n)	10,642	28,624
Deferral of direct pay nuclear production tax credits(r)	180,082	—
Other regulatory liabilities(o)	567	614
Total Regulatory Liabilities	$869,860	$661,592
Net regulatory assets	$153,999	$442,041
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
(g)Deferral of premiums paid to purchase interest rate options used to hedge interest rates on certain borrowings, related carrying costs and other incidentals associated with construction of Vogtle Units No. 3 and No. 4. Amortization commenced in 2023 after Vogtle Unit No. 3 was placed in service.
(h)Effects on net margin for TA Smith and Hawk Road Energy Facilities were deferred through the end of 2015 and are being amortized over the remaining life of each respective plant.
(i)Represents the deferral or accrual of retirement costs associated with long-lived assets for which there are no legal obligations to retire the assets.
(j)Represents collections for future major maintenance costs; revenues are recognized as major maintenance costs are incurred.
(k)Represents collections to fund certain debt payments to be made through the end of 2025 which will be in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants.
(l)Represents the difference in the timing of recognition of future decommissioning or closure costs for financial statement purposes versus ratemaking purposes, as well as the deferral of unrealized gains and losses of funds set aside for decommissioning or closure.
(m)Deferred revenues under a rate management program that allowed for additional collections from 2018 through 2022 over a five-year period beginning in 2018. These amounts are being amortized to income and applied to member billings, per each member's election, over the subsequent five-year period.
(n)Represents the deferral of unrealized gains on natural gas contracts.
(o)The amortization periods for other regulatory assets range up to 28 years and the amortization periods of other regulatory liabilities range up to 1 year.
(p)Effects on net margin for the BC Smith Energy Facility that are expected to be deferred until November 2026 and will be amortized over the remaining life of the plant.
(q)Represents the write-down of inventory associated with the TA Smith acquisition. Amortization commenced on June 1, 2024 and will end no later than May 31, 2039.
(r)Represents deferral of direct pay 45U NPTCs recognized for fiscal years 2024 and 2025. Both fiscal years were recognized at December 31, 2025. These 45U NPTCs, remain subject to an IRS audit until the three-year IRS statute of limitations has passed and/or completion of an IRS audit for that year’s 45U NPTCs (an "Examination Period"). We will amortize these 45U NPTCs as credits to the Production expense line item within our consolidated statements of revenues and expenses after the lapse of the applicable Examination Period for that year’s 45U NPTCs, with an estimated amortization period end date of December 31, 2028 and December 31, 2029, for fiscal year 2024 and fiscal year 2025 tax credits, respectively. We expect to defer and amortize such 45U NPTCs claimed for fiscal years subsequent to 2024 and 2025 in a similar manner on a rolling three-year basis.

r. Related parties
We and our 38 members are members of Georgia Transmission Corporation. Georgia Transmission provides transmission services to its members for delivery of its members' power purchases from us and other power suppliers. We have entered into an agreement with Georgia Transmission to provide transmission services for third party transactions and for service to our owned facilities. For 2025, 2024, and 2023, we incurred expenses from Georgia Transmission of $46,353,000, $43,965,000, and $41,426,000, respectively.
We, Georgia Transmission and 38 of our members are members of Georgia System Operations. Georgia System Operations operates the system control center and currently provides us system operations services and administrative support services. For 2025, 2024, and 2023, we incurred expenses from Georgia System Operations of $37,271,000, $32,932,000, and $30,109,000, respectively.
s. Other income
Other income includes net revenue from Georgia Transmission and Georgia System Operations Corporation for administrative costs, as well as capital credits from investments in associated organizations and other miscellaneous income.
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
We have fully completed our evaluation of this new standard. The adoption of this standard on December 31, 2025 did not have a material impact on our consolidated financial statements. For the related income tax disclosures, see Note 5.
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

	Fair Value Measurements at Reporting Date Using
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$254,191	$254,191	$—	$—
Corporate bonds and debt	$108,799	—	107,808	991
US Treasury securities	$85,520	85,520	—	—
Mortgage backed securities	$65,814	—	65,814	—
Domestic mutual funds	$109,307	109,307	—	—
Municipal bonds	$6,627	—	6,627	—
Federal agency securities	$9,082	—	9,082	—
Non-US Gov't bonds & private placements	$14,234	—	14,234	—
International mutual funds	$180,112	—	180,112	—
Other	$21,537	21,537	—	—
Long-term investments:
Corporate bonds and debt	$27,967	—	27,967	—
US Treasury securities	$36,716	36,716	—	—
Mortgage backed securities	$28,996	—	28,996	—
Domestic mutual funds	$430,593	430,593	—	—
Treasury STRIPS	$76,392	—	76,392	—
Non-US Gov't bonds & private placements	$3,294	—	3,294	—
International mutual funds	$48,935	—	48,935	—
Other	$372	372	—	—
Short-term investments: Treasury STRIPS	$80,164	—	80,164	—
Natural gas swaps	$10,642	—	10,642	—

	Fair Value Measurements at Reporting Date Using
	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$245,313	$245,313	$—	$—
Corporate bonds and debt	$82,316	—	82,309	7
US Treasury securities	$53,806	53,806	—	—
Mortgage backed securities	$70,193	—	70,193	—
Domestic mutual funds	$95,175	95,175	—	—
Municipal bonds	$3,375	—	3,375	—
Federal agency securities	$8,487	—	8,487	—
Non-US Gov't bonds & private placements	$3,319	—	3,319	—
International mutual funds	$4,228	—	4,228	—
Money market	$138,553	138,553	—	—
Other	$16,859	16,859	—	—
Long-term investments:
Corporate bonds and debt	$20,972	—	20,972	—
US Treasury securities	$25,654	25,654	—	—
Mortgage backed securities	$20,232	—	20,232	—
Domestic mutual funds	$394,595	394,595	—	—
Treasury STRIPS	$142,199	—	142,199	—
Non-US Gov't bonds & private placements	$1,805	—	1,805	—
International mutual funds	$39,340	—	39,340	—
Other	$369	369	—	—
Short-term investments: Treasury STRIPS	$124,572	—	124,572	—
Natural gas swaps	$28,624	—	28,624	—
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
The estimated fair values of our long-term debt, including current maturities at December 31, 2025 and 2024 were as follows:

	2025		2024
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$12,566,059	$11,008,470	$12,643,088	$10,666,727
The estimated fair value of long-term debt is classified as Level 2 and is based on observed or quoted market prices for the same or similar issues, or based on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal Financing Bank are based on U.S. Treasury rates as of December 31, 2025 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.

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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of December 31, 2025 all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At December 31, 2025 and 2024, the estimated fair values of our natural gas contracts were net assets of $10,642,000 and $28,624,000, respectively.
As of December 31, 2025 and December 31, 2024, one of our counterparties was required to post credit collateral totaling $500,000 under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line items within our consolidated balance sheets.

The following table reflects the volume activity of our natural gas derivatives as of December 31, 2025 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs)
(in millions)
2026	25.6
2027	21.6
2028	11.6
2029	11.8
2030	12.8
Total	83.4
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at December 31, 2025 and 2024. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2025			2024
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$14,775	$(2,505)	$12,270	$19,527	$(1,563)	$17,964
Natural gas swaps	Other deferred charges	3,084	(1,251)	1,833	17,566	(5,279)	12,287
Liabilities
Natural gas swaps	Other current liabilities	$145	$(435)	$(290)	$290	$(1,917)	$(1,627)
Natural gas swaps	Other deferred credits	1,020	(4,191)	(3,171)	—	—	—
Total		$19,024	$(8,382)	$10,642	$37,383	$(8,759)	$28,624
The following table presents the realized gains and (losses) on derivative instruments recognized in margin for the years ended December 31, 2025, 2024 and 2023.

	Consolidated Statement of Revenues and Expenses Location	2025	2024	2023
		(dollars in thousands)
Natural gas swaps gains	Fuel	$15,638	$1,213	$2,001
Natural gas swaps losses	Fuel	(5,747)	(25,510)	(22,924)
Total		$9,891	$(24,297)	$(20,923)

The following table presents the unrealized (gains) and losses on derivative instruments deferred on the consolidated balance sheets at December 31, 2025 and 2024.

	Consolidated Balance Sheet Location
		2025	2024
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$10,642	$28,624
Total		$10,642	$28,624

4. Investments:
Investments in debt and equity securities
Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.

The following tables summarize debt and equity securities at December 31, 2025 and 2024.

	(dollars in thousands)
	Gross Unrealized
2025	Cost	Gains	Losses	Fair Value
Equity	$407,059	$313,033	$(4,440)	$715,652
Debt	850,056	10,509	(9,398)	851,167
Other	22,506	205	(878)	21,833
Total	$1,279,621	$323,747	$(14,716)	$1,588,652

	(dollars in thousands)
	Gross Unrealized
2024	Cost	Gains	Losses	Fair Value
Equity	$259,554	$231,815	$(6,385)	$484,984
Debt	864,575	3,209	(17,336)	850,448
Other	155,802	224	(96)	155,930
Total	$1,279,931	$235,248	$(23,817)	$1,491,362
The cost basis of our debt securities that were in unrealized loss positions at December 31, 2025 was $324,301,000. At December 31, 2025, $1,178,000 of the $9,398,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $8,220,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates following our purchase of these securities.
The contractual maturities of debt securities, which are included in the estimated fair value table above, at December 31, 2025 and 2024 are as follows:

	(dollars in thousands)
	2025		2024
	Cost	Fair Value	Cost	Fair Value
Due within one year	$446,048	$450,544	$489,744	$488,062
Due after one year through five years	134,402	135,895	188,519	185,714
Due after five years through ten years	94,416	95,596	63,526	62,123
Due after ten years	175,190	169,132	122,785	114,549
Total	$850,056	$851,167	$864,574	$850,448

The following table summarizes the realized gains and losses and proceeds from sales of securities for the years ended December 31, 2025, 2024 and 2023:

	(dollars in thousands)
	2025	2024	2023
Gross realized gains	$39,726	$101,549	$15,518
Gross realized losses	(1,658)	(11,193)	(8,564)
Proceeds from sales	1,581,081	1,484,525	720,186

Investment in associated companies
Investments in associated companies were as follows at December 31, 2025 and 2024:

	(dollars in thousands)
	2025	2024
National Rural Utilities Cooperative Finance Corporation (CFC)	$23,899	$23,983
CT Parts, LLC	6,795	6,561
Georgia Transmission Corporation	49,150	44,936
Georgia System Operations Corporation	7,500	7,250
Other	4,034	3,990
Total	$91,378	$86,720
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
In 2012, we terminated five of the six lease transactions prior to the end of their lease terms. The remaining lease in place represent approximately 10% of the original lease transactions. Pursuant to a payment undertaking agreement, we have a guarantee for the annual basic rent payments due under the remaining lease. The fair value amount relating to the guarantee of basic rent payment is immaterial to us principally due to the high credit rating of the payment undertaker, Rabobank Nederland. The basic rental payments remaining through the end of the lease, which expires in 2027, are approximately $4,634,000.
In connection with the end of the lease term, we have exercised our option to cause RMLC to purchase the owner trust's undivided interest in Rocky Mountain at a fixed purchase option price of approximately $112,000,000. The payment undertaking agreement, along with the equity funding agreement with AIG Matched Funding Corp., is expected to fund approximately $74,000,000 and $37,928,000 of this amount, respectively, and these amounts are expected to paid to the owner trust over five installments in 2027.

The assets of RMLC are not available to pay our creditors.

5. Income taxes:
While we are a not-for-profit membership corporation formed under the laws of the state of Georgia, we are subject to federal and state income taxation. As a taxable cooperative, we are allowed to deduct patronage dividends allocated to members when calculating taxable income. We annually allocate income and deductions between patronage and non-patronage activities and substantially all of our income is from patronage-sourced activities. As a result, we generally do not incur current period income tax expense and do not record a net deferred income tax asset or liability.

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

The difference between the statutory federal income tax rate on income before income taxes and our effective income tax rate is summarized as follows:

		2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory federal income tax rate	$11,625	21.0%	$14,805	21.0%	$13,816	21.0%
Patronage exclusion	(11,625)	(21.0)%	(14,805)	(21.0)%	(13,816)	(21.0)%
Effective income tax rate	$—	0.0%	$—	0.0%	$—	0.0%
Substantially all operations are conducted in the United States; therefore, income before income taxes is entirely attributable to domestic operations for all periods presented. Income taxes paid, net of refunds, were zero for the years ended December 31, 2025, 2024 and 2023.

The components of our net deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	(dollars in thousands)
	2025	2024
Deferred tax assets
Net operating losses	$214,816	$157,190
Obligation related to asset retirements	319,494	319,040
Advance payments	121,095	142,949
Other regulatory liabilities	63,528	36,973
Other assets	14,110	13,026
Deferred tax assets	733,043	669,178
Less: Valuation allowance	—	—
Net deferred tax assets	$733,043	$669,178
Deferred tax liabilities
Fixed assets and intangibles	$(239,649)	$(175,777)
Right-of-use assets-finance leases	(75,508)	(75,508)
Other regulatory asset	(361,775)	(338,048)
Other liabilities	(18,244)	(19,024)
Deferred tax liabilities	(695,176)	(608,357)
Net deferred tax assets (liabilities)	$37,867	$60,821
Less: Impact of patronage dividend allocation	(37,867)	(60,821)
Net deferred taxes	$—	$—

As of December 31, 2025, we have federal and state net operating loss carryforwards of $861,260,000. Federal net operating loss carryforwards may be carried forward indefinitely. State net operating loss carryforwards may be carried forward for periods ranging from fifteen years to indefinitely, depending on the applicable state jurisdiction. Due to the tax basis method for allocating patronage dividends, these losses would be utilized to offset any future federal taxable income prior to member allocation per the bylaws. Accordingly, there is no net impact to the deferred tax asset after the patronage exclusion.

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

We file a U.S. federal consolidated income tax return. The U.S. federal statute of limitations remains open for the year 2022 and forward. State jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2022 and forward. We have no liabilities recorded for uncertain tax positions.

6. Leases:
As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during 2025 and 2024 was insignificant.
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
Operating Leases

Our railcar operating leases have terms that extend through October 31, 2030. At the end of the railcar operating leases, we can renew at terms mutually agreeable by us and the lessors, purchase the assets or return the assets to the lessors. We have additional operating leases including one for office equipment that has a term extending through November 30, 2029 and one for real property at one of our electric generating facilities that has a term extending through February 2042 with one renewal option for a 20-year term.
The exercise of renewal options for our finance and operating leases is at our sole discretion.
As all of our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the time new lease agreements are entered into or reassessed to determine the present value of lease payments.
We combine lease and nonlease components for all lease agreements.

Classification	2025	2024
	(dollars in thousands)
Right-of-use assets - Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(288,688)	(283,417)
Total finance lease assets	$14,044	$19,315

Lease liabilities - Finance leases
Obligations under finance leases	$21,578	$33,173
Long-term debt and finance leases due within one year	11,595	10,413
Total finance lease liabilities	$33,173	$43,586

Classification	2025	2024
	(dollars in thousands)
Right-of-use assets - Operating leases
Electric plant in service, net	$7,357	$7,723
Total operating lease assets	$7,357	$7,723

Lease liabilities - Operating leases
Capitalization - Other	$5,284	$5,715
Other current liabilities	2,073	1,954
Total operating lease liabilities	$7,357	$7,669

		2025	2024
		(dollars in thousands)
Lease Cost	Classification
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$10,413	$9,351
Interest on lease liabilities	Interest expense	$4,536	$5,598

Operating lease cost	Inventory(1) & production expense	$2,429	$2,287
Total lease cost		$17,378	$17,236

(1)The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	December 31, 2025	December 31, 2024
Lease Term and Discount Rate

Weighted-average remaining lease term (in years):
Finance leases	3.55	4.37
Operating leases	4.36	5.01

Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.14%	6.34%

	2025	2024
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,536	$5,598
Operating cash flows from operating leases	$2,429	$2,381
Financing cash flows from finance leases	$10,413	$9,351

Right-of-use assets obtained in exchange for new operating lease liabilities	$1,670	$2,951
Maturity analysis of our finance and operating lease liabilities as of December 31, 2025 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2026	$14,949	$2,467	$17,416
2027	14,949	2,190	17,139
2028	3,052	2,080	5,132
2029	3,052	643	3,695
2030	3,052	389	3,441
Thereafter	1,528	651	2,179
Total lease payments	$40,582	$8,420	$49,002
Less: imputed interest	(7,409)	(1,063)	(8,472)
Present value of lease liabilities	$33,173	$7,357	$40,530
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during 2025 and 2024 was as follows:

	2025	2024
	(dollars in thousands)
Lease income	$5,221	$5,561

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
Maturities for long-term debt and finance lease obligations through 2030 are as follows:

	(dollars in thousands)
	2026	2027	2028	2029	2030
FFB	$277,101	$253,087	$297,901	$346,710	$315,442
FMBs	62,500	62,500	62,500	62,500	62,500
PCRBs(1)	40,530	—	91,645	99,785	—
	$380,131	$315,587	$452,046	$508,995	$377,942
Finance Leases	11,595	12,912	2,153	2,397	2,669
Total	$391,726	$328,499	$454,199	$511,392	$380,611
(1)Represents amounts that would be due in the current year upon optional tender by holders of the Series 2013A Appling bonds. These bonds have a provision that holders of the bonds may tender the bonds for purchase at any time upon at least seven days notice, and we are obligated to pay the purchase price of the bonds tendered for purchase and not remarketed. These Series 2013A Appling bonds, totaling $40,530,000, have a nominal maturity in 2038. Amounts reflected in 2028 represent the Series 2017A and 2017B Burke indexed put bonds, which are subject to a mandatory tender in September 2027. If not successfully remarketed at that time, the bonds would enter a failed remarketing period and be subject to mandatory redemption in September 2028. Amounts reflected in 2029 represent the Series 2017F Burke indexed put bonds, which are subject to a mandatory tender on February 1, 2028. If not successfully remarketed at that time, the bonds would enter a failed remarketing period and be subject to mandatory redemption in February, 2029. There are no scheduled debt maturities for the PCRBs through 2030.

The weighted average interest rate on our long-term debt at December 31, 2025 and 2024 was 4.07% and 3.95%, respectively. The weighted average interest rate on our short-term borrowings at December 31, 2025 and 2024 was 4.05% and 4.80%, respectively.
Long-term debt outstanding, excluding commercial paper reclassified to long-term debt, and the associated unamortized debt issuance costs and debt discounts at December 31, 2025 and December 31, 2024 are as follows:

	2025		2024
	Principal	Unamortized Debt Issuance Costs and Debt Discounts	Principal	Unamortized Debt Issuance Costs and Debt Discounts
	(dollars in thousands)
FFB	$6,736,869	$46,268	$6,846,935	$48,947
FMBs	5,125,000	65,617	4,837,500	63,373
PCRBs	704,190	8,180	704,190	8,008
	$12,566,059	$120,065	$12,388,625	$120,328
We use the effective interest rate method to amortize debt issuance costs and debt discounts as well as the straight-line method when the results approximate those of the effective interest rate method. Unamortized debt issuance costs and debt discounts are being amortized to expense over the life of the respective debt issues.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of December 31, 2025, we have repaid $715,771,000 of principal on the notes related to these borrowings and the aggregate

Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $3,917,257,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
During 2025, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $175,595,000, consisting of $24,368,000 and $151,227,000 for two loans of long-term financing of general and environmental improvements at existing plants.
In January 2026, we received an additional $43,332,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Credit Facilities:
As of December 31, 2025, we had a total of $1,725,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from March 2027 to May 2029. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at December 31, 2025, we had the ability to issue letters of credit totaling $810,000,000 in the aggregate, of which $807,000,000 remained available. At December 31, 2025, we had (i) $2,504,000 under these lines of credit in the form of issued letters of credit and (ii) $461,149,000 dedicated under one of these lines of credit to support a like face value of commercial paper that was outstanding.
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
e)Pollution Control Revenue Bonds:
In February 2025, we remarketed $312,760,000 of term-rate pollution control revenue bonds that were issued on our behalf by the Development Authorities of Appling, Burke and Monroe Counties which were subject to mandatory tender at that time. This included $272,230,000 million of Burke and Monroe bonds which we remarketed as five-year term-rate bonds, and $40,530,000 million of Series 2013A Appling bonds, which we converted to a weekly rate mode without external credit or liquidity support. We added a provision to the Appling bonds that permits holders of the bonds to tender their bonds for purchase at any time upon at least seven days notice, and obligates us to pay the purchase price of the bonds tendered for purchase that are not remarketed. Since the Series 2013A Appling bonds contain a provision that could accelerate their payment to the current year under certain circumstances, these bonds are included within the Long-term debt and finance leases due within one year line item within our consolidated balance sheets.
Our obligation to pay the principal and interest on all these pollution control bonds is secured under our first mortgage indenture, and additionally, our obligation to pay the purchase price on the Series 2013A Appling bonds is also secured under our first mortgage indenture.
8. Electric plant, construction and related agreements:
a. Electric plant
We, along with Georgia Power, have entered into agreements providing for the purchase and subsequent joint operation of certain electric generating plants. Each co-owner is responsible for providing their own financing. The plant investments disclosed in the table below represent our undivided interest in each plant. A summary of our plant investments and related accumulated depreciation as of December 31, 2025 and 2024 is as follows:

2025	2024
(dollars in thousands)

Plant	Investment	Accumulated Depreciation	Investment	Accumulated Depreciation
In-service(1)
Owned property
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	$2,908,491	$(1,965,417)	$2,941,737	$(1,958,308)
Vogtle Units No. 3 and No. 4 (Nuclear – 30% ownership)(2)	8,003,060	(286,647)	7,966,038	(153,949)
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	915,953	(568,987)	912,629	(558,916)
Wansley Common (Fossil – 30% ownership)	30,894	(28,641)	26,603	(23,344)
Scherer Unit No. 1 (Fossil – 60% ownership)	1,353,887	(703,748)	1,369,982	(690,307)
Doyle (Combustion Turbine - 100% ownership)	157,751	(133,076)	151,697	(130,479)
Rocky Mountain Units No. 1, No. 2 & No. 3 (Hydro – 74.61% ownership)	624,279	(331,658)	619,581	(319,528)
Hartwell (Combustion Turbine - 100% ownership)	244,632	(135,252)	239,570	(134,649)
Hawk Road (Combustion Turbine - 100% ownership)	281,032	(91,954)	277,099	(84,004)
Talbot Units No. 1 - No. 6 (Combustion Turbine - 100% ownership)	414,987	(175,240)	310,826	(172,890)
Chattahoochee (Combined cycle - 100% ownership)	362,721	(174,919)	354,570	(172,094)
BC Smith (Combined cycle - 100% ownership)	465,758	(123,642)	413,829	(119,228)
TA Smith (Combined cycle - 100% ownership)	716,742	(252,913)	702,383	(243,554)
Washington County Unit No. 2 and Unit No. 3 (Combustion Turbine – 100% ownership)	215,967	(97,664)	171,937	(94,418)
Baconton Unit 500 (Combustion Turbine – 100% ownership)	33,630	(17,577)	33,910	(16,900)
Walton County (Combustion Turbine – 100% ownership)	163,010	(32,715)	121,718	(43,697)
Transmission plant	176,187	(81,654)	173,183	(77,295)
Other	104,625	(63,257)	103,785	(64,004)
Property under finance lease:
Scherer Unit No. 2 (Fossil – 60% leasehold)	792,772	(668,945)	800,131	(644,063)
Total in-service	$17,966,378	$(5,933,906)	$17,691,208	$(5,701,627)
Construction work in progress
Hatch Units No. 1 & No. 2 (Nuclear – 30% ownership)	$69,217		$29,563
Scherer Units No. 1 & No. 2 (Fossil –60% ownership & 60% leasehold)	81,106		42,774
Vogtle Units No. 1 & No. 2 (Nuclear – 30% ownership)	79,323		22,842
Vogtle Units No. 3 and No. 4 (Nuclear –30% ownership)(2,3)	31,723		10,623
Wansley Common (Fossil –30% ownership)	5,437		152
Smarr CC (Combined cycle - 100% ownership)	343,532		—
Talbot Unit No. 7 (Combustion Turbine - 100% ownership)	61,497		—
Environmental and other generation improvements	116,051		214,213
Total construction work in progress	$787,886		$320,167
(1)Amounts include $330,730,000 of plant acquisition adjustments at December 31, 2025 and 2024.
(2)Plant Vogtle Units No. 3 and No. 4 were placed in service on July 31, 2023 and April 29, 2024, respectively.

Our proportionate share of direct expenses of joint operation of the above plants is included in the corresponding operating expense captions (e.g., fuel, production) on the accompanying consolidated statements of revenues and expenses.

b. Plant Vogtle Units No. 3 and No. 4
We, Georgia Power, the Municipal Electric Authority of Georgia (MEAG Power), and the City of Dalton, Georgia, acting by and through its Board of Water, Light and Sinking Fund Commissioners, doing business as Dalton Utilities (collectively, the Co-owners) are parties to an Ownership Participation Agreement that, along with other agreements, governs our participation in two additional nuclear units at Plant Vogtle, Units No. 3 and No. 4. The Co-owners appointed Georgia Power to act as agent under this agreement. Pursuant to this agreement, Georgia Power has designated Southern Nuclear Operating Company, Inc. as its agent for licensing, engineering, procurement and contract management.

Georgia Power placed Unit No. 3 in service on July 31, 2023 and placed Unit No. 4 in service on April 29, 2024. Our ownership interest and proportionate share of the cost to construct Vogtle Units No. 3 and No. 4 is 30%, representing approximately 727 megawatts of nameplate capacity, as constructed, and a summer planning reserve capacity of 670 megawatts.

Vogtle Unit No. 3 and No. 4 site demobilization efforts have been completed, and remaining contractor obligations have been substantially satisfied. As of December 31, 2025, our actual costs related to the new Vogtle units were approximately $8.3 billion, net of $1.1 billion we received from Toshiba Corporation under a Guarantee Settlement Agreement and approximately $427 million we received from Georgia Power pursuant to the cost-sharing provisions in a settlement agreement with Georgia Power.

45J Nuclear Production Tax Credits ("45J NPTCs")
In 2025 and 2024, since Plant Vogtle Units No. 3 and No. 4 were placed in service, we sold to Georgia Power approximately $85,951,000 and $72,600,000, respectively, of 45J NPTCs, earned by us pursuant to Section 45J of the Internal Revenue Code and recognized the amounts as credits to the Production expense line item within our consolidated statements of revenues and expenses.

c. Plant Hatch Unit No. 1 and No. 2 and Vogtle Unit No. 1 and No. 2
In December 2025, we recognized receivables of $180,082,000 from the U.S. Government relating to 45U NPTCs for fiscal years 2024 and 2025 collectively. We intend to defer the benefit of these 45U NPTCs until the three-year IRS statute of limitations has passed and/or completion of an IRS audit for that year’s 45U NPTCs. For information regarding this receivable from the U.S. Government and regulatory accounting, see Notes 1f and 1q.

9. Employee benefit plans:
Our retirement plan is a contributory 401(k) that covers substantially all employees. An employee may contribute, subject to IRS limitations, up to 60% of his or her eligible annual compensation. At our discretion, we may match the employee's contribution and have done so each year of the plan's existence. The match, which is calculated each pay period, currently can be equal to as much as three-quarters of the first 6% of an employee's eligible compensation, depending on the amount and timing of the employee's contribution. Our contributions to the matching feature of the plan were approximately $2,680,000, $2,324,000 and $2,143,000 in 2025, 2024 and 2023, respectively.
Our 401(k) plan also includes an employer retirement contribution feature, which subject to IRS limitations, contributes 11% of an employee's eligible annual compensation. Our contributions to the employer retirement contribution feature of the 401(k) plan were approximately $7,041,000, $6,251,000 and $5,655,000 in 2025, 2024 and 2023, respectively.
We also sponsor two deferred compensation plans for eligible employees. Eligible employees are defined as highly compensated individuals within the definition of the Internal Revenue Code. The plans offer investment options to all eligible participants without regard to salary limits. In addition, one plan enables us to continue employer retirement contributions to highly compensated employees who exceed Internal Revenue Code salary limits for retirement plan contributions. The value of the plans is recorded as an asset and an equal offsetting liability with balances of $8,013,000 and $6,952,000 in 2025 and 2024, respectively.

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
NEIL also covers the additional costs that could be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can purchase this coverage, subject to a deductible waiting period of up to 26 weeks, with a maximum per occurrence per unit limit of $490 million. After the deductible period, weekly indemnity payments would be received until either the unit is operational or until the limit is exhausted. We became a member of NEIL and started purchasing accidental outage coverage in April 2023.

Under each of the NEIL policies, members are subject to retroactive assessments in proportion to their premiums, if losses each year exceed the accumulated reserve funds available to the insurer. The maximum annual assessment for Oglethorpe as of December 31, 2025, based on ownership share is limited to approximately $52 million.

Claims resulting from terrorist acts and cyber events are covered under both the ANI and NEIL policies (subject to normal policy limits). The maximum aggregate that NEIL will pay for all claims resulting from terrorist acts and cyber attacks in any 12-month period is $3.2 billion each, plus such additional amounts NEIL can recover through reinsurance, indemnity, or other sources.
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
We have also entered into long-term maintenance agreements for certain of our natural gas-fired facilities. In most cases, these agreements include provisions for price escalation and performance bonuses and, if applicable, are included in the values; timing of expenditures is based on current operational assumptions. Certain agreements contain significant cancellation for convenience penalties and, therefore, amounts in the table below include total estimated expenditures over the life of the agreement. If these agreements were terminated by us in 2026 for convenience, our cancellation obligation would be approximately $64,911,000.
We have asset retirement obligations which are legal obligations to retire long-lived assets. These obligations are primarily for the decommissioning of our nuclear units and closure of our coal ash ponds. Expenditures are based on estimates determined through periodic cost studies and include provisions for price escalation and other factors. See Note 1h for information regarding our asset retirement obligations.
We have a small portfolio of leases with the most significant being a finance lease for our 60% undivided interest in Scherer Unit No. 2. In addition, we have other operating leases including railcar leases for the transportation of coal at our coal-fired plant and various other leases of minimal value. For information regarding these leases, see Note 6.
As of December 31, 2025, our estimated commitments are as follows:

	(dollars in thousands)
	Coal	Nuclear Fuel	Gas Transportation	Maintenance Agreements	Asset Retirement Obligations	Finance and Operating Leases
2026	$25,074	$79,860	$75,818	$16,315	$52,185	$17,416
2027	13,622	27,900	76,779	3,818	44,425	17,139
2028	7,399	31,500	97,740	53,068	33,229	5,132
2029	—	25,770	227,038	57,352	41,792	3,695
2030	—	22,920	225,525	22,794	56,910	3,441
Thereafter	—	27,300	3,473,182	463,611	10,542,047	2,179
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

13. Natural Gas Capacity Agreements:

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
14. Smarr Combined Cycle Project:

We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. In September 2025, we entered into an Engineering, Procurement and Construction Agreement (the EPC Agreement) with TIC – The Industrial Company, a subsidiary of Kiewit Energy Group Inc., for the construction of the project. The EPC Agreement is a fixed price agreement with certain limited exceptions that includes performance guarantees and performance liquidated damages and a parent guaranty by Kiewit. We have separately entered into an agreement with GE Vernova Operations, LLC for the purchase of the two combined cycle units. In connection with this additional resource, we entered into agreements to provide firm capacity on new natural gas pipeline infrastructure to meet our anticipated fuel supply needs. As of December 31, 2025, we had incurred costs of approximately $343.5 million with respect to this project.

15. Talbot Combustion Turbine Unit No. 7:

We and our members have also approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. In 2025, we entered into a purchase agreement with the equipment manufacturer for the unit and we expect to enter into a construction agreement for the project in 2026. Our current budget for this unit is approximately $360 million and the projected commercial operation date is 2029. As of December 31, 2025, we had incurred costs of approximately $61.5 million with respect to this project.

16. Reportable Segment Information:

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

17. Quarterly financial data (unaudited):

Summarized quarterly financial information for 2025 and 2024 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands)
2025
Operating revenues	$677,576	$633,748	$631,461	$598,407
Operating margin	162,081	144,897	122,930	106,637
Net margin	43,006	20,295	1,878	(9,824)
2024
Operating revenues	$536,314	$564,090	$540,670	$540,773
Operating margin	120,231	125,140	125,545	112,580
Net margin	42,099	24,191	10,560	(6,349)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members and the Board of Directors of Oglethorpe Power Corporation
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets and statements of capitalization of Oglethorpe Power Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of revenues and expenses, patronage capital and membership fees and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Valuation of asset retirement obligations related to nuclear decommissioning
Description of the Matter
As described in Note 1h of the consolidated financial statements, the Company has legal obligations associated with the future decommissioning of its nuclear facilities. Each asset retirement obligation recorded represents the present value of the estimated future costs expected to be incurred during decommissioning discounted using a credit-adjusted risk-free rate. The nuclear decommissioning cost estimates are based on site studies that are performed periodically and assume the prompt dismantlement and removal of the radiated portions of the plant from service, as well as management of spent fuel. The Company last obtained updated cost studies during the year ended December 31, 2024. At December 31, 2025, the Company’s asset retirement obligations related to nuclear decommissioning totaled $851.8 million.

Auditing the valuation of asset retirement obligations related to nuclear decommissioning is complex due to the judgmental nature of certain assumptions used in determining the liability, including the assumed dates of decommissioning and estimated labor, materials and equipment costs.

How We Addressed the Matter in Our Audit
To test the valuation of asset retirement obligations related to nuclear decommissioning, we performed audit procedures with the involvement of engineering specialists, that included, among others, evaluating changes in regulatory requirements, re-licensing expectations and industry trends related to plant closure data used in the most recent cost studies that would impact the significant assumptions described above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Atlanta, Georgia
March 27, 2026

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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information we are required to disclose in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this annual report, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

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
Our board of directors currently has one vacancy for an outside director position. Our members did not fill the vacancy at our 2025 annual member meeting.

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
Our members will hold their next annual meeting on March 30, 2026. At this meeting, our members will nominate and elect directors to fill the director positions for any director terms ending at that annual meeting and will also have the opportunity to elect a director to fill the vacant outside director position.
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

Executive Officer and Director Biographies
Our executive officers and directors are as follows:

Name	Age	Position
Executive Officers:
Annalisa M. Bloodworth	47	President and Chief Executive Officer
Elizabeth B. Higgins	57	Executive Vice President and Chief Financial Officer
Heather H. Teilhet	50	Executive Vice President, External Affairs
William F. Ussery	61	Executive Vice President, Member Relations
Richard D. Wallen	55	Executive Vice President and Chief Operating Officer
Jami G. Reusch	63	Senior Vice President, Human Resources
Suzanne N. Roberts	43	Senior Vice President and General Counsel

Directors:
Marshall S. Millwood	76	Chairman and Member Group Director (Group 3)
James I. White	80	Vice-Chairman and Member Group Director (Group 1)
Jimmy G. Bailey	77	At-Large Director
Ronnie M. Hendricks	57	At-Large Director
Horace H. Weathersby III	66	At-Large Director
George L. Weaver	78	Member Group Director (Group 1)
Danny L. Nichols	61	Member Group Director (Group 2)
Sammy G. Simonton	84	Member Group Director (Group 2)
Christopher L. Stephens	57	Member Group Director (Group 3)
Fred A. McWhorter	79	Member Group Director (Group 4)
Jeffrey W. Murphy	62	Member Group Director (Group 4)
Ernest A. "Chip" Jakins III	55	Member Group Director (Group 5)
Kevin W. Bush	41	Outside Director

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

Elizabeth B. Higgins is our Executive Vice President and Chief Financial Officer and has served in that office since July 2004. In October 2008, Ms. Higgins' title changed from Chief Financial Officer to her current title. Ms. Higgins served as Senior Vice President, Finance & Planning of Oglethorpe from July 2003 to July 2004. Ms. Higgins served as Vice President of Oglethorpe with various responsibilities including strategic planning, rates, analysis and member relations from September

2000 to July 2003. Ms. Higgins served as the Vice President and Assistant to the Chief Executive Officer of Oglethorpe from October 1999 to September 2000 and served in other capacities for Oglethorpe from April 1997 to September 1999. Prior to that, Ms. Higgins served as Project Manager at Southern Engineering from October 1995 to April 1997, as Senior Consultant at Deloitte & Touche, LLP from April 1995 to October 1995, and as Senior Consultant at Energy Management Associates from June 1991 to April 1995. Ms. Higgins has a Bachelor of Industrial Engineering degree from the Georgia Institute of Technology and a Master of Business Administration degree from Georgia State University. Ms. Higgins is a member of the Rotary Club of Atlanta, the International Women’s Forum and Leadership Atlanta. She serves on the board of directors for Voices for Georgia’s Children and Java Joy and she represents Oglethorpe on the Metro Atlanta Chamber board of advisors. She also serves on the advisory board of FM Global, one of our property insurers, and the CFO Forum Atlanta. She has volunteered as a mentor with Pathbuilders, a development program for high potential women, since 2017.

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
Director Biographies
Jimmy G. Bailey is an at-large director. Mr. Bailey has served on our board of directors since September 2015 and his present term will expire in March 2028. Mr. Bailey is a member of the compensation committee and the construction project committee. Mr. Bailey is a director of the Diverse Power Incorporated, an EMC, and served as the Chairman of Diverse Power board from 2018 to 2020. Mr. Bailey owned and operated a construction contracting business from 1970 to 2018. He also served as Chairman of Kudzu Networks Inc., a subsidiary of Diverse Power, and was President of the Georgia Directors Association in 2017 and 2018.
Kevin W. Bush is an outside director. Mr. Bush was elected to our board of directors on March 31, 2025, and his present term will expire in March 2027. Mr. Bush is a member of our audit committee. Since 2019, Mr. Bush has served as Chief Financial Officer for the Shadday Family Office, which manages a portfolio of real estate and operating companies, including Big Dan’s Car Wash. Prior to that, Mr. Bush was Chief Financial Officer of Superior Transport Inc., also owned by Shadday Family Office at that time, from 2011 until 2017 when he led the successful sale of the company. Mr. Bush began his career in public accounting with Whittington, Jones & Rudert where he specialized in assurance services. He is a licensed certified public accountant and a member of the American Institute of Certified Public Accountants and Georgia Society of CPAs. Mr. Bush holds a Bachelor of Science degree in accounting from North Georgia College and a Master of Business Administration in Business Administration from Berry College.

Ronnie M. Hendricks is an at-large director. Mr. Hendricks was elected to our board of directors on March 31, 2025, and his present term will expire in March 2028. Mr. Hendricks is a member of the audit committee. Mr. Hendricks is Chairman of the board of directors for Upson Electric Membership Corporation and has served on the Upson EMC board since 1999. Mr. Hendricks is currently the Assistant County Manager for Talbot County, Georgia and has served in that capacity since 2017. Prior to that, he owned Ronnie Hendricks Electrical and was self-employed as an electrical contractor for 25 years. Mr. Hendricks is also on the board of directors for Georgia Electric Membership Corporation and he is the former Chairman of the Talbot County Tax Assessors Board and former Vice-Chairman of the Talbot County Planning Commission.

Ernest A. "Chip" Jakins III is a member group director (group 5). Mr. Jakins has served on our board of directors since 2014, and his present term will expire on March 30, 2026. Mr. Jakins is chairman of the compensation committee and also serves on the construction project committee. Mr. Jakins is currently the President and Chief Executive Officer of Jackson Electric Membership Corporation and was previously President and Chief Executive Officer of Carroll Electric Membership Corporation. He also serves as a director for Georgia System Operations, where he is a member of the compensation committee, for Georgia Electric Membership Corporation where he is a member of the Economic Development Committee, and for Green Power EMC. He is also a member of the Georgia Chamber of Commerce.

Fred A. McWhorter is a member group director (group 4). Mr. McWhorter has served on our board of directors since September 2012, and his present term will expire in March 2028. He is a member of the compensation committee and the construction project committee. Mr. McWhorter serves as Chairman of the Rayle Electric Membership Corporation board of directors. Mr. McWhorter also serves on the board of directors for Georgia Electric Cooperative. He is the owner of F.A. McWhorter Poultry Farms.
Marshall S. Millwood is the Chairman of the Board and a member group director (group 3). Mr. Millwood has served on our board of directors since March 2003, and his present term will expire on March 30, 2026. He has been the owner and operator of Marjomil Inc., a poultry and cattle farm in Forsyth County, Georgia, since 1998. He is a director of Sawnee Electric Membership Corporation.

Jeffrey W. Murphy is a member group director (group 4). Mr. Murphy has served on our board of directors since March 2004, and his present term will expire in March 2027. He is the chairman of the audit committee. Mr. Murphy has been the President and Chief Executive Officer of Hart Electric Membership Corporation since May 2002. He is also the Secretary of Georgia Energy Cooperative.

Danny L. Nichols is a member group director (group 2). Mr. Nichols has served on our board of directors since March 2011, and his present term will expire on March 30, 2026. Mr. Nichols is the chairman of the construction project committee and also serves on the compensation committee. Mr. Nichols is the President/Chief Executive Officer of Colquitt Electric Membership Corporation.

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
Christopher L. Stephens is a member group director (group 3). Mr. Stephens was elected to our board of directors on March 31, 2025, and his present term will expire in March 2028. Mr. Stephens is a member of the compensation committee and the construction projects committee. Mr. Stephens is the President and Chief Executive Officer of Coweta-Fayette Electric Membership Corporation and has served in that capacity since 2014. Mr. Stephens first joined Coweta-Fayette EMC in 1996 as a Supervisor of Engineering and was promoted to various positions, including Senior Vice President of Engineering, before assuming his current role. Mr. Stephens also assumed the role of Chief Executive Officer of True Natural Gas on April 1, 2025. He is currently Chairman of the board of directors for GRESCO Utility Supply, Inc., Secretary-Treasurer for Georgia Electric Membership Corporation and on the board of directors for Piedmont Newnan Hospital and is the former Chairman of the Fayette County Chamber of Commerce and former President of the Georgia EMC Managers Association.

Horace H. Weathersby III is an at-large director. Mr. Weathersby has served on our board of directors since 2022, and his present term will expire on March 30, 2026. He is a member of the compensation committee and the construction committee. Mr. Weathersby is a director of Planters Electric Membership Corporation where he has served since 2006 and currently serves as Chairman. Mr. Weathersby is the owner of Millen Peanut Company and Horace Weathersby Farms. Mr. Weathersby is also a director of Georgia Electric Membership Corporation, Jenkins County Commission and South Jenkins Volunteer Fire Department.

George L. Weaver is a member group director (group 1). Mr. Weaver has served on our board of directors since March 2010, and his present term will expire in March 2028. He is a member of the audit committee. Mr. Weaver has been employed by Central Georgia Electric Membership Corporation since 1970 and is currently serving as President and Chief Executive Officer. Mr. Weaver is currently a director of Meridian Cooperative and is a former director of Federated Rural Electric Insurance Corporation.
James I. White is Vice-Chairman of the Board and a member group director (group 1). Mr. White has served on our board of directors since March 2012, and his present term will expire on March 30, 2026. He is a member of the audit committee. Mr. White has served as a director of Snapping Shoals Electric Membership Corporation since 1995. Mr. White owns a small farm in Henry County, Georgia and is the owner of T.K. White Real Estate Co. He was formerly the owner and president of Realty South Inc. Mr. White was involved with the Henry County Development Authority for over 20 years. He was previously vice president at the First National Bank in Crestview, Florida.

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

Audit Committee.    The audit committee is responsible for assisting the board of directors in its oversight of various aspects of our business, including all material aspects of our financial reporting functions as well as risk assessment and management. Its responsibilities related to financial reporting include selecting our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee also reviews our policy standards and guidelines for risk assessment and risk management as discussed further under "– Board of Directors' Role in Risk Oversight." As of the date of this annual report, the members of the audit committee are Jeffrey Murphy, Kevin Bush, Ronnie Hendricks, Sam Simonton, George Weaver and James White. Mr. Murphy is the chairman of the audit committee. The board of directors has determined that Mr. Bush qualifies as an independent audit committee financial expert.

Compensation Committee.    The compensation committee is responsible for monitoring adherence with our compensation programs and recommending changes to our compensation programs as needed. As of the date of this annual report, the members of the compensation committee are Chip Jakins, Jimmy Bailey, Fred McWhorter, Danny Nichols, Christopher Stephens and Horace Weathersby. Mr. Jakins is the chairman of the compensation committee.

Construction Project Committee.    The construction project committee is responsible for reviewing and making recommendations to our board of directors with regards to major actions or commitments relating to new power plant construction projects and certain existing plant modification projects. Its responsibilities include reviewing and recommending to our board of directors final plant sites, project budgets (including certain modifications to project budgets) and project construction plans, and a quarterly reviewing of and reporting on the status of projects. As of the date of this annual report, the members of the construction project committee are Danny Nichols, Jimmy Bailey, Chip Jakins, Fred McWhorter, Christopher Stephens and Horace Weathersby. Mr. Nichols is the chairman of the construction project committee.

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
Components of Total Compensation
The compensation committee determined that compensation packages for the fiscal year ended December 31, 2025 for our executive officers should be comprised of the following three primary components:
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
Performance Pay.    Performance pay is designed to reward executive officers based on the achievement of certain strategic corporate goals. The corporate goals selected are designed to align the interests of our executive officers and employees with the interests of our members. The compensation committee believes it is appropriate to consider only corporate goal achievement when determining executive officers' performance pay because our corporate philosophy focuses on teamwork, and we believe that better results evolve from mutual work towards common goals. Furthermore, the compensation committee believes that our achievement of these corporate goals will correspond to high company performance, and our executive officers are responsible for directing the work and making the strategic decisions necessary to successfully meet these goals. Each executive officer is eligible to receive performance pay equal to 35% of his or her base salary, based on position, multiplied by the percentage of corporate goals achieved.

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
We also provide retirement benefits that allow executive officers the opportunity to develop an investment strategy that best meets their retirement needs. We will contribute up to $0.75 of every dollar an executive officer contributes to his or her retirement plan, up to 6% of an executive officer's pay per period. In 2025, we contributed an additional amount equal to 11% of an executive officer's pay per period. See "– Nonqualified Deferred Compensation" below for additional information regarding our contributions to our executive officers' retirement plans.
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

In order to supplement our internal review of generally available market data, we periodically hire a compensation consultant to provide us with supplemental market information to help us evaluate our compensation practices. In 2025, we engaged an independent consultant to provide supplemental market data regarding the relative competitiveness of our compensation.

Corporate Goals for Performance Pay
We choose to tie performance compensation to selected corporate goals that most appropriately measure our achievement of our strategic objectives. For 2025, our performance measures were divided into the following categories: (i) safety, (ii) operations, (iii) construction and project management, (iv) corporate compliance, (v) financial and (vi) quality. Targeted performance measures in these categories are designed to help us accomplish our corporate goals which will benefit our members, employees and promote responsible environmental stewardship.
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
Construction and Project Management.    Our construction and project management goals measure our management and involvement regarding construction at our owned and co-owned generating facilities. Following the completion of Vogtle Units in 2024, we removed the goals related to Vogtle project and added and increased the weighting of several construction projects at our other plants. The projects weighted most heavily for 2025 were the Smarr combined cycle project and the Talbot and Washington County dual fuel projects. Other projects included the Talbot Unit No. 7 project as well as several other smaller capital projects and upgrades for our existing generation resources. We measure performance based on successful project completion in a timely manner and within project budget.

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
Financial.    Our financial goals provide direct benefits to our members by lowering power costs. One goal is tied to specific financial performance while others focus on emphasizing the importance of appropriate and effective internal controls. For example, the cost savings goal is designed to encourage staff to identify and implement strategies that result in cost savings or cost reductions in either the current year or on a long-term basis. Any cost savings included in this goal must be over and above what would generally be expected. For 2025, we may earn up to an additional 5% of performance pay by identifying cost savings or reduction strategies above the initial $52 million goal. Two other financial goals focus on our internal controls over financial reporting.
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
For 2025, we multiplied 35% of each executive officers' base salary by the corporate goal achievement percentage to determine his or her performance bonus.

Assessment of Performance of 2025 Corporate Goals
The specific corporate performance measures, thresholds, maximums and results for our executive officers' 2025 performance pay were the following:

Performance Category/ Description	Performance Measure	Threshold	Maximum	2025 Result	Weight	Weighted Goal Achieved
Safety
Incident Rate	Serious Injuries and Fatalities	0	0	100.0%	3.00%	3.00%
Safety Program(1)	Safety Training and Meetings	100.0%	100.0%	100.0%	1.00%	1.00%
	Safety Observation Program	300/240	500/400	100.0%	2.00%	2.00%
	Diversity of Observation Contributors	120	200	100.0%	0.50%	0.50%
	Hazard Reduction Program	75.0%	100.0%	100.0%	0.50%	0.50%
Operations(2)
Oglethorpe Managed	Successful Starts	99.0%	100.0%	99.5%	3.00%	2.92%
	Peak Season Availability	68.5%	99.8%	84.6%	23.00%	19.43%
Co-Owned Fleet	Coal Fleet Peak Season Equivalent Forced Outage Rate	6.0%	3.0%	100.0%	0.65%	0.65%
	Coal Fleet Annual Equivalent Unplanned Unavailability Factor	5.8%	3.3%	50.0%	0.35%	0.18%
	Nuclear Fleet Capability Factor	91.0%	93.0%	93.1%	3.00%	3.00%
Construction and Project Management
Oglethorpe New Generation Construction	Status of Projects	Meet applicable deadlines		100.0%	6.00%	6.00%
Oglethorpe Existing Fleet Projects	Status of Projects	Meet applicable deadlines & budgets		85.8%	13.00%	11.16%
Corporate Compliance
Environmental	Final Notices of Violation and Letters of Non-Compliance	1 (if fine is ≤ $5,000) or 2	0	0	4.00%	4.00%
	Reportable Spills	1	0	0	4.00%	4.00%
Mandatory Electric Reliability Standards	Non-Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	2.00%	2.00%
	Critical Infrastructure Protection Compliance	1+ (if minimal penalty)	0	0	3.00%	3.00%
Financial
Cost Saving	Current Year / Long-Term Savings	$0	$52,000,000	$53,095,614	14.00%	14.00%
	Additional Cost Savings	$0	$50,000,000	$46,543,196	0-5.0%	4.65%
Internal Control over Financial Reporting	Significant Deficiency Or Material Weakness	0	0	0.00	2.00%	2.00%
	Control Deficiency resulting in immaterial misstatement of Audit Committee disclosure	2	0	0.00	1.00%	1.00%
Quality
Board Satisfaction	Board of Directors Survey	80.0%	100.0%	96.40%	14.00%	13.50%
Total					100.00%	98.49%
(1)Certain sub-goals are aggregated for purposes of the table.
(2)Operations goals apply to individual units of each generation facility. The thresholds and performance results provided in this summary table are aggregated based on all of the generating units within the category.
As noted above, we achieved 98.49% of our corporate goals for 2025. As a result, Ms. Bloodworth, Ms. Higgins, Mr. Wallen, Mr. Ussery and Ms. Teilhet received performance pay in an amount equal to 98.49% of 35% of his or her base salary. Set forth below is a table showing performance pay figures for each of our executive officers who received performance pay in 2025:

Executive Officer	Performance Pay*
Annalisa M. Bloodworth	$312,312
Elizabeth B. Higgins	240,556
Richard D. Wallen	137,800
William F. Ussery	170,334
Heather H. Teilhet	160,000
*Performance pay was calculated based on base salaries as of December 31, 2025. Actual compensation earned in 2025 is reported in the Summary Compensation Table below.
Employment Agreements

General
We have an employment agreement with Ms. Bloodworth, Ms. Higgins, Ms. Teilhet, Mr. Ussery and Mr. Wallen. We negotiated each of these employment agreements on an arms-length basis, and the compensation committee determined that the terms of each agreement are reasonable and necessary to ensure that these executive officers' goals are aligned with our members' interests and that each performs his or her respective role while acting in our members' best interests. We review these agreements on an annual basis.

Our employment agreement with Ms. Bloodworth extends through December 31, 2028. Ms. Bloodworth's agreement will automatically renew pursuant to the corresponding provision of the agreement for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. Each year, our board of directors makes an affirmative determination as to whether to provide such notice and no such notice has been provided. Ms. Bloodworth's minimum annual base salary under her agreement is $906,000, and is subject to review and adjustment by our board of directors. Ms. Bloodworth is eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by our board of directors at its sole discretion. Ms. Bloodworth is also entitled to an automobile or an automobile allowance during the term of the agreement. Ms. Bloodworth's employment agreement contains severance pay provisions.
We also have employment agreements with Ms. Higgins, Ms. Teilhet, Mr. Ussery and Mr. Wallen. The current term of Ms. Higgins', Ms. Teilhet’s and Mr. Ussery's agreements extends through December 31, 2028 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twenty-four months before the expiration of any extended term. The current term of Mr. Wallen’s agreement extends through December 31, 2027 and will automatically renew for successive one-year periods unless either party provides written notice not to renew the agreement twelve months before the expiration of any extended term. Each year, our president and chief executive officer makes an affirmative determination as to whether to provide such notice, and no such notices have been provided.

Minimum annual base salaries under these agreements are $671,000 for Ms. Higgins, $406,300 for Ms. Teilhet, $470,600 for Mr. Ussery and $533,000 for Mr. Wallen. Salaries are subject to review and possible adjustment as determined by the president and chief executive officer. Each executive is also eligible to participate in incentive compensation plans generally available to similarly situated employees and for an annual bonus determined by the president and chief executive officer at his sole discretion. The employment agreements with Ms. Higgins, Ms. Teilhet, Mr. Ussery and Mr. Wallen contain severance pay provisions.

We also have a retention agreement with Ms. Higgins. Pursuant to the terms of this agreement, Ms. Higgins will receive a bonus of $200,000, $300,000, $350,000 and $350,000 provided she is our Executive Vice President and Chief Financial Officer as of December 31, 2025, 2026, 2027 and 2028, respectively.

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
Pursuant to the terms of her employment agreement, Ms. Bloodworth will be entitled to a lump-sum severance payment upon the occurrence of any of the following events: (1) we terminate her employment without cause; or (2) she resigns due to a demotion or material reduction of her position or responsibilities, a material reduction of her base salary, or a relocation of her principal office by more than 50 miles. The severance payment will equal Ms. Bloodworth's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and an amount equal to her costs for medical and dental continuation coverage under COBRA, each for the longer of one year or the remaining term of the agreement, and is payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, Ms. Bloodworth will be entitled to one year outplacement services. Severance is payable only if Ms. Bloodworth signs a form releasing all claims against us. The maximum severance that would be payable to Ms. Bloodworth in the circumstances described above is $2,084,710.

Our president and chief executive officer considered the total amount of compensation Ms. Higgins, Ms. Teilhet, Mr. Ussery and Mr. Wallen would receive upon the occurrence of a severance event and determined that it was appropriate for Ms. Higgins, Ms. Teilhet and Mr. Ussery to receive severance compensation equal to a maximum of two years of his or her then current base salary and for Mr. Wallen to receive severance compensation equal to of one year of his then current base salary, plus benefits as described below, because such agreements provide a measure of stability for both us and the executive officers. In addition, like our president and chief executive officer, these executive officers are not compensated using options or other forms of equity compensation that lead to significant wealth accumulation. Therefore, our president and chief executive officer believes such severance compensation is necessary to address competitive concerns and offset any potential risk our executive officers face in the course of their employment.

Pursuant to the terms of their employment agreements, Ms. Higgins, Ms. Teilhet, Mr. Ussery and Mr. Wallen will each be entitled to a lump-sum severance payment if we terminate the executive without cause or if the executive resigns after a demotion or material reduction of his or her position or responsibilities, a reduction of his or her base salary, or a relocation of his or her principal office by more than 50 miles. The severance payment for Ms. Higgins, Ms. Teilhet and Mr. Ussery will equal the executive officer's then current base salary through the rest of the term of the agreement (with a minimum of one year's pay and a maximum of two years' pay), and an amount equal to the executive's cost for medical and dental continuation coverage under COBRA for one year payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. The severance payment for Mr. Wallen will equal his then current base salary of one year's pay and an amount equal to his cost for medical and dental continuation coverage under COBRA for six months payable within 30 days of termination, subject to the provisions of Internal Revenue Code Section 409A. In addition, the executive will be entitled to one year of outplacement services paid directly to the outplacement firm. Severance is payable only if the executive signs a form releasing all claims against us. The maximum severance that would be payable to Ms. Higgins, Ms. Teilhet, Mr. Ussery and Mr. Wallen in the circumstances described above is $1,533,979, $1,047,554, $1,079,786 and $641,438, respectively.

Compensation Committee Report
The Compensation Committee of Oglethorpe Power Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for filing with the SEC.

Respectfully Submitted
The Compensation Committee
Earnest A. Jakins III
Jimmy G. Bailey
Fred A. McWhorter
Danny L. Nichols
Christopher L. Stephens
Horace H. Weathersby III

Compensation Committee Interlocks and Insider Participation
Mr. Jakins, Mr. Bailey, Mr. McWhorter, Mr. Millwood, Mr. Nichols, Mr. Stephens and Mr. Weathersby served as members of our compensation committee during all or a portion of 2025.

Mr. Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $457.9 million to us in 2025 under its wholesale power contract accounted for approximately 18.0% of our total revenues.
Mr. Nichols is a director of ours and is the President and Chief Executive Officer of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $52.5 million to us in 2025 under its wholesale power contract accounted for approximately 2.1% of our total revenues.
Mr. Stephens is a director of ours and the President and Chief Executive Officer of Coweta-Fayette Electric Membership Corporation. Coweta-Fayette is a member of ours and has a wholesale power contract with us. Coweta-Fayette's revenues of $111.5 million to us in 2025 under its wholesale power contract accounted for approximately 4.4% of our total revenues.

Summary Compensation Table
The following table sets forth the total compensation paid or earned by each of our executive officers for the fiscal years ended December 31, 2025, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
Annalisa M. Bloodworth(2)	2025	$870,750	$—	$312,312	$199,212	$1,382,274
President and	2024	478,000	—	142,190	126,503	746,693
Chief Executive Officer	2023	438,333	—	130,654	107,364	676,351

Michael L. Smith(3)	2025	90,307	—	—	351,361	441,668
Former President and	2024	1,072,663	—	372,198	233,401	1,678,262
Chief Executive Officer	2023	1,007,450	—	342,394	196,817	1,546,661

Elizabeth B. Higgins	2025	689,200	—	240,556	351,171	1,280,927
Executive Vice President and	2024	614,667	—	213,286	133,479	961,432
Chief Financial Officer	2023	578,333	—	196,174	118,561	893,068

Richard D. Wallen(4)	2025	534,017	—	137,800	76,331	748,148
Executive Vice President and
Chief Operating Officer

William F. Ussery	2025	478,806	—	170,334	107,757	756,897
Executive Vice President,	2024	466,016	—	138,540	112,740	717,296
Member Relations	2023	439,583	—	127,799	93,720	661,102

Heather H. Teilhet	2025	457,843	—	160,000	115,951	733,794
Executive Vice President,
External Affairs

David W. Sorrick(5)	2025	24,166	—	—	1,337,248	1,361,414
Former Executive Vice President	2024	574,333	—	199,204	126,800	900,337
Chief Operating Officer	2023	541,667	—	183,724	110,200	835,591
(1)Figures for 2025 consist of matching contributions and contributions we made under the 401(k) Retirement Savings Plan on behalf of Ms. Bloodworth, Ms. Higgins, Mr. Ussery, Ms. Teilhet, and Mr. Smith of $46,500; Mr. Wallen of $51,053, and Mr. Sorrick of $46,037, contributions by Oglethorpe to a nonqualified deferred compensation plan on behalf of Ms. Bloodworth, Ms. Higgins, Mr. Wallen, Mr. Ussery, Ms. Teilhet, Mr. Smith and Mr. Sorrick, respectively, of $122,215, $113,259, $14,589, $64,112, $50,966, $105,755 and $20,159; car allowances; paid time off, executive health benefits; customary holiday gifts and service awards. Amounts for Ms. Higgins in 2025 also include a payment of $200,000 under our retention agreement with Ms. Higgins. Amounts for Mr. Sorrick in 2025 also include payment of $1,205,427 for severance and medical and dental insurance continuation coverage made in accordance with the terms of Mr. Sorrick’s employment agreement. The 2025 amounts for Mr. Smith and Mr. Sorrick also include payments of $191,557 and $65,250, respectively, for unused paid time off in accordance with our policy.
(2)Ms. Bloodworth was our Senior Vice President and General Counsel through January 31, 2025 and assumed the role of President and Chief Executive Officer on February 1, 2025.
(3)Mr. Smith retired from Oglethorpe on January 31, 2025.
(4)Mr. Wallen joined Oglethorpe on March 31, 2025.
(5)Mr. Sorrick resigned from Oglethorpe on January 7, 2025.

The following table sets forth the threshold and maximum awards available to the executive officers listed in the Summary Compensation Table who received performance pay for the fiscal year ended December 31, 2025.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Maximum
Annalisa M. Bloodworth	N/A	$96,076	$317,100
Elizabeth B. Higgins	N/A	$74,002	$244,244
Richard D. Wallen	N/A	$56,522	$186,550
William F. Ussery	N/A	$52,400	$172,946
Heather H. Teilhet	N/A	$49,221	$162,453
For an explanation of the criteria and formula used to determine the awards listed above, please refer to "– Compensation Discussion and Analysis – Assessment of Performance of 2025 Corporate Goals."
Nonqualified Deferred Compensation
We maintain a Fidelity Non-Qualified Deferred Compensation Program for each of the executive officers in the table below. This non-qualified deferred compensation program serves as a vehicle through which we can continue our employer retirement contributions to our executive officers beyond the IRS salary limits on the retirement plan ($345,000 as indexed).
The following table sets forth contributions for the fiscal year ended December 31, 2025 along with aggregate earnings for the same period.

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY(1)	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/ Distributions in Last FY	Aggregate Balance at Last FYE
Annalisa M. Bloodworth	$39,720	$122,215	$55,327	$—	$528,659
Elizabeth B. Higgins	$24,797	$113,259	$207,688	$—	$1,691,491
Richard D. Wallen	$11,008	$14,589	$692	$—	$26,289
William F. Ussery	$3,000	$64,112	$85,624	$—	$717,539
Heather H. Teilhet	$8,640	$50,966	$22,688	$—	$207,798

Former Executive Officers:
Michael L. Smith	$7,292	$105,755	$269,253	$(413,294)	$2,014,884
David W. Sorrick	$533	$20,159	$19,548	$(34,743)	$145,463
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
Pay Ratio Disclosure
We strive to provide fair and equitable compensation to each of our employees through a combination of competitive base pay, performance incentives, retirement plans and other benefits. The following pay ratio and supporting information compares the annual total compensation of Ms. Bloodworth, our president and chief executive officer during 2025, to the annual total compensation of our median employee for the fiscal year ended December 31, 2025.
To identify our median employee, we determined that as of December 31, 2025, we had 401 employees, including full-time, part-time, temporary and seasonal workers (excluding our president and chief executive officer), who were all located in the United States. We then calculated the annual total compensation for each of these employees for the fiscal year ended December 31, 2025 in the same manner in which we calculated our president and chief executive officer's total annual compensation presented in the "Summary Compensation Table." Employee compensation includes salary, performance pay and benefits.

Based upon this analysis, we determined that our median employee's annual total compensation for 2025 was $175,194. As set forth in the Summary Compensation Table, our president and chief executive officer's annual total compensation for 2025 was $1,382,274. The ratio of our president and chief executive officer's annual total compensation to our median employee's annual total compensation for the fiscal year ended December 31, 2025 was 7.89:1.
Compensation Policies and Practices As They Relate to Our Risk Management
We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.
Director Compensation
The following table sets forth the total compensation paid or earned by each of our directors for the fiscal year ended December 31, 2025.

Name	Total Fees Earned or Paid in Cash
Member Directors
Jimmy G. Bailey	$44,770
Randy Crenshaw(1)	$6,425
Ronnie M. Hendricks(2)	$37,600
Ernest A. "Chip" Jakins III	$40,250
Fred A. McWhorter	$39,670
Marshall S. Millwood, Chairman	$55,265
Jeffrey W. Murphy	$42,875
Danny L. Nichols	$41,650
Sammy G. Simonton	$44,595
Christopher L. Stephens(2)	$34,450
Horace H. Weathersby III	$44,770
George L. Weaver	$45,675
James I. White, Vice-Chairman	$47,195
Outside Directors
Wm. Ronald Duffey(1)	$12,405
Kevin W. Bush(2)	$70,880
(1)Mr. Crenshaw and Mr. Duffey each served on our board of directors until the annual meeting of our members on March 31, 2025.
(2)Mr. Bush, Mr. Hendricks and Mr. Stephens were each elected to our board of directors at the annual meeting of our members on March 31, 2025.
In 2025, we paid our member directors a per diem of $3,700 for attending board meetings and $1,400 for attending committee meetings or other official business approved by the chairman of the board of directors. Member directors were paid $780 per day for attending our members’ annual meeting and for member advisory board meetings. We paid our outside director a per diem of $8,400 for attending board meetings, $1,400 for attending committee meetings or other official business approved by the chairman of the board of directors and $1,000 to attend our members’ annual meeting. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in attending a meeting. All directors were paid $175 per hour when participating in meetings virtually. The per diem rate paid to the chairman of the board of directors will be increased by 20% for each per diem that includes a board of directors meeting as compensation for time involved in preparing for the meetings. The audit committee financial expert will be paid an additional per diem of $680 for each per diem with an audit committee meeting as compensation for the time involved in fulfilling that role. Neither our outside director nor member directors receive any perquisites or other personal benefits from us.

The audit committee is directly responsible for oversight of our financial reporting functions and for the auditor reports included in our SEC quarterly and annual filings. Directors on the audit committee that attend an audit committee meeting pertaining to a quarterly SEC filing will be paid $1,400 regardless of whether the meeting is in person or virtual. Directors attending a board of directors meeting pertaining to a quarterly or annual SEC filing will be paid $1,400 regardless of whether the meeting is in person or virtual. If a board and committee meeting on a quarterly or annual SEC filing occur on the same day and both the board and committee meeting are exclusively to consider the SEC filing, the director compensation will be capped at $1,400 per director for the day.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not Applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Chip Jakins is a director of ours and the President and Chief Executive Officer of Jackson Electric Membership Corporation. Jackson is a member of ours and has a wholesale power contract with us. Jackson's revenues of $457.9 million to us in 2025 under its wholesale power contract accounted for approximately 18.0% of our total revenues.
Jeffrey Murphy is a director of ours and the President and Chief Executive Officer of Hart Electric Membership Corporation. Hart is a member of ours and has a wholesale power contract with us. Hart's revenues of $36.7 million to us in 2025 under its wholesale power contract accounted for approximately 1.4% of our total revenues.
Danny Nichols is a director of ours and is the President and Chief Executive Officer of Colquitt Electric Membership Corporation. Colquitt is a member of ours and has a wholesale power contract with us. Colquitt's revenues of $52.5 million to us in 2025 under its wholesale power contract accounted for approximately 2.1% of our total revenues.
Christopher Stephens is a director of ours and the President and Chief Executive Officer of Coweta-Fayette Electric Membership Corporation. Coweta-Fayette is a member of ours and has a wholesale power contract with us. Coweta-Fayette’s revenues of $111.5 million to us in 2025 under its wholesale power contract accounted for approximately 4.4% of our total revenues.

George Weaver is a director of ours and the President and Chief Executive Officer of Central Georgia Electric Membership Corporation. Central Georgia is a member of ours and has a wholesale power contract with us. Central Georgia's revenues of $99.4 million to us in 2025 under its wholesale power contract accounted for approximately 3.9% of our total revenues.
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
In addition to meeting the requirements set forth in our bylaws, all directors, with the exception of Chip Jakins, satisfy the definition of director independence as prescribed by the NASDAQ Stock Market and otherwise meet the requirements set forth in our bylaws. Mr. Jakins does not qualify as an independent director because he is the President and Chief Executive Officer of Jackson Electric Membership Corporation, an organization from which we received more than 5% of our gross revenues for the fiscal year ended December 31, 2025. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
For 2025 and 2024, fees for services provided by our independent registered public accounting firm, Ernst & Young LLP were as follows:

	2025	2024
	(dollars in thousands)
Audit Fees(1)	$879	$745
Audit-Related Fees(2)	277	142
All Other Fees(3)	5	—
Total	$1,161	$887
(1)Audit of annual financial statements and review of financial statements included in SEC filings and services rendered in connection with financings.
(2)Other audit-related services.
(3)All other fees related to a subscription of an online accounting research and investigative tool.

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
Pre-Approval Policy
The audit and permissible non-audit services performed by Ernst & Young LLP in 2025 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. The policy requires that requests for all services must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)List of Documents Filed as a Part of This Report.

		Page
(1)	Financial Statements (Included under "Financial Statements and Supplementary Data")
	Consolidated Statements of Revenues and Expenses, For the Years Ended December 31, 2025, 2024 and 2023	59
	Consolidated Balance Sheets, As of December 31, 2025 and 2024	60
	Consolidated Statements of Capitalization, As of December 31, 2025 and 2024	62
	Consolidated Statements of Cash Flows, For the Years Ended December 31, 2025, 2024 and 2023	63
	Consolidated Statements of Patronage Capital and Membership Fees, For the Years Ended December 31, 2025, 2024 and 2023	64
	Notes to Consolidated Financial Statements	65
	Report of Independent Registered Public Accounting Firm	98

(2)	Financial Statement Schedules
	None applicable.

(3)	Exhibits

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

*3.2	–	Bylaws of Oglethorpe, as amended and restated, as of March 25, 2024. (Filed as Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2024. File No. 333-192954.)
4.1	–	Fourteenth Amended and Restated Loan Contract, dated as of February 24, 2026, between Oglethorpe and the United States of America.
*4.2.1(a)	–
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

*4.2.1(mmmm)	–
Ninetieth Supplemental Indenture, dated as of January 1, 2025, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to Oglethorpe Power Corporation Green First Mortgage Bonds, Series 2025A. (Filed as Exhibit 4.1(mmmm) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2024, File No. 333-192954.)

4.2.1(nnnn)
Ninety-First Supplemental Indenture, dated as of November 18, 2025, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to subjecting, conveying and confirming the lien of the indenture with respect to certain agreements, instruments, other documents and property.

4.2.1(oooo)
Ninety-Second Supplemental Indenture, dated as of December 11, 2025, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to subjecting, conveying and confirming the lien of the indenture with respect to certain agreements, instruments, other documents and property.

4.2.1(pppp)
Ninety-Third Supplemental Indenture, dated as of February 24, 2026, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to relating to the Series 2026 (FFB AK48) Note, Series 2026 (RUS AK48) Reimbursement Note.

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

*4.7.5	–	Future Advance Promissory Note, dated March 22, 2019, from Oglethorpe to Federal Financing Bank. (Filed as Exhibit 4.2 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)
*4.7.6(a)	–
Amended and Restated Loan Guarantee Agreement, dated as of March 22, 2019, between Oglethorpe and the United States Department of Energy, acting by and through the Secretary of Energy. (Filed as Exhibit 4.3 to the Registrant's Form 8-K filed on March 27, 2019, File No. 333-192954.)

*4.7.6(b)	–
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

*10.10.1(c)	–
Agreement to Extend the Term of the Member Transmission Service Agreement, dated as of December 30, 2024, by and between Oglethorpe and Georgia Transmission Corporation (An Electric Membership Corporation.) (Filed as Exhibit 10.10.1(c) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2024, File No. 333-192954.)

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

*10.13(2)	–
Amended and Restated Employment Agreement, dated as of November 5, 2024, between Oglethorpe and Annalisa M. Bloodworth. (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on November 12, 2024, File No. 333-192954.)

*10.14(a)(2)	–
Amended and Restated Employment Agreement, dated as of January 1, 2025, between Oglethorpe and Elizabeth B. Higgins. (Filed as Exhibit 10.14(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2024, File No. 333-192954.)

*10.14(b)(2)	–
Retention Incentive Agreement, dated as of December 9, 2024, between Oglethorpe and Elizabeth B. Higgins. (Filed as Exhibit 10.14(b) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2024, File No. 333-192954.)

*10.15(2)	–
Amended and Restated Employment Agreement, dated as of January 1, 2025, between Oglethorpe and William F. Ussery. (Filed as Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2024, File No. 333-192954.)

10.16(2)	–	Amended and Restated Employment Agreement, dated as of January 1, 2025, between Oglethorpe and Heather H. Teilhet.
10.17(2)	–	Employment Agreement, dated as of January 1, 2026, between Oglethorpe and Richard D. Wallen.
14.1	–	Code of Conduct, available on our website, www.opc.com.
*19.1	–	Insider Trading Policy (Filed as Exhibit 19.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2024, File No. 333-192954.)
31.1	–	Rule 13a-14(a)/15d-14(a) Certification, by Annalisa M. Bloodworth (Principal Executive Officer).
31.2	–	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Annalisa M. Bloodworth (Principal Executive Officer).
32.2	–	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
*99.1	–	Member Financial and Statistical Information. (Filed as Exhibit 99.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2025, File No. 333-192954.)
101	–	XBRL Interactive Data File.
104	–	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
___________________________________________________________________
(1)Pursuant to 17 C.F.R. 229.601(b)(4)(iii), this document(s) is not filed herewith; however the registrant hereby agrees that such document(s) will be provided to the Commission upon request.
(2)Indicates a management contract or compensatory arrangement required to be filed as an exhibit to this Report.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2026.

OGLETHORPE POWER CORPORATION (AN ELECTRIC MEMBERSHIP CORPORATION)

By:	/s/ ANNALISA M. BLOODWORTH
ANNALISA M. BLOODWORTH
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNALISA M. BLOODWORTH	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2026
ANNALISA M. BLOODWORTH

/s/ ELIZABETH B. HIGGINS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2026
ELIZABETH B. HIGGINS

/s/ KATHRYN N. CURTIS	Vice President, Controller (Principal Accounting Officer)	March 27, 2026
KATHRYN N. CURTIS

/s/ JIMMY G. BAILEY	Director	March 27, 2026
JIMMY G. BAILEY

/s/ KEVIN W. BUSH	Director	March 27, 2026
KEVIN W. BUSH

/s/ RONNIE M. HENDRICKS	Director	March 27, 2026
RONNIE M. HENDRICKS

/s/ ERNEST A. JAKINS III	Director	March 27, 2026
ERNEST A. JAKINS III

/s/ FRED MCWHORTER	Director	March 27, 2026
FRED MCWHORTER

Signature	Title	Date

/s/ MARSHALL S. MILLWOOD	Director	March 27, 2026
MARSHALL S. MILLWOOD

/s/ JEFFREY W. MURPHY	Director	March 27, 2026
JEFFREY W. MURPHY

/s/ DANNY L. NICHOLS	Director	March 27, 2026
DANNY L. NICHOLS

/s/ SAMMY G. SIMONTON	Director	March 27, 2026
SAMMY G. SIMONTON

/s/ CHRISTOPHER L. STEPHENS	Director	March 27, 2026
CHRISTOPHER L. STEPHENS

/s/ HORACE H. WEATHERSBY III	Director	March 27, 2026
HORACE H. WEATHERSBY III

/s/ GEORGE L. WEAVER	Director	March 27, 2026
GEORGE L. WEAVER

/s/ JAMES I. WHITE	Director	March 27, 2026
JAMES I. WHITE