Form 10-Q
period 2026-03-31
OGLETHORPE POWER CORP
filed 2026-05-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
FOR THE QUARTER ENDED MARCH 31, 2026

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
Although we believe that in making these forward-looking statements our expectations are based on reasonable assumptions, any forward-looking statement involves uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the risks, uncertainties and assumptions that may cause actual results to differ from these forward-looking statements are described under "Item 1A—RISK FACTORS" and in other sections of our annual report on Form 10-K for the fiscal year ended December 31, 2025, and in this quarterly report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur.
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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2026 and December 31, 2025

	(dollars in thousands)
	2026	2025
Assets
Electric plant:
In service	$17,719,718	$17,663,646
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(6,017,678)	(5,933,906)
Electric plant in service, net	12,004,772	12,032,472

Nuclear fuel, at amortized cost	432,805	408,556
Construction work in progress	938,951	787,886
Total electric plant	13,376,528	13,228,914

Investments and funds:
Nuclear decommissioning trust fund	847,120	855,223
Investment in associated companies	93,610	91,378
Long-term investments	611,950	653,265
Other	42,688	42,111
Total investments and funds	1,595,368	1,641,977

Current assets:
Cash and cash equivalents	90,581	251,119
Restricted cash and short-term investments	500	500
Short-term investments	73,194	80,164
Receivables	344,789	397,059
Inventories, at weighted average cost	387,593	372,765
Prepayments and other current assets	36,191	45,472
Total current assets	932,848	1,147,079

Deferred charges and other assets:
Regulatory assets	1,024,759	1,023,859
Prepayments to Georgia Power Company	16,781	22,419
Other	85,029	85,551
Total deferred charges	1,126,569	1,131,829
Total assets	$17,031,313	$17,149,799

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) March 31, 2026 and December 31, 2025

	(dollars in thousands)

	2026	2025
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,431,922	$1,383,773
Long-term debt	12,049,503	12,065,863
Obligation under finance leases	21,578	21,578
Obligation under Rocky Mountain transactions	34,674	34,099
Other	4,790	5,284
Total capitalization	13,542,467	13,510,597

Current liabilities:
Long-term debt and finance leases due within one year	397,477	391,726
Short-term borrowings	506,146	459,513
Accounts payable	97,332	248,499
Accrued interest	105,847	91,146
Member power bill prepayments, current	26,439	28,453
Other current liabilities	182,952	215,193
Total current liabilities	1,316,193	1,434,530

Deferred credits and other liabilities:
Asset retirement obligations	1,286,814	1,280,941
Member power bill prepayments, non-current	36,350	38,300
Regulatory liabilities	835,025	869,860
Other	14,464	15,571
Total deferred credits and other liabilities	2,172,653	2,204,672
Total equity and liabilities	$17,031,313	$17,149,799
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three Months Ended March 31, 2026 and 2025

	(dollars in thousands)

	Three Months
	2026	2025
Operating revenues:
Sales to members	$707,001	$668,301
Sales to non-members	30,055	9,275
Total operating revenues	737,056	677,576
Operating expenses:
Fuel	285,391	242,647
Production	139,787	130,328
Depreciation and amortization	110,608	106,257
Purchased power	22,695	21,731
Accretion	14,712	14,532
Total operating expenses	573,193	515,495
Operating margin	163,863	162,081

Other income:
Investment income	7,161	8,497
Other	5,491	3,559
Total other income	12,652	12,056

Interest charges:
Interest expense	134,699	132,434
Allowance for debt funds used during construction	(8,814)	(3,728)
Amortization of debt discount and expense	2,481	2,425
Net interest charges	128,366	131,131
Net margin	$48,149	$43,006
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three Months Ended March 31, 2026 and 2025

(dollars in thousands)
Balance at December 31, 2024	$1,328,418
Net margin	43,006
Balance at March 31, 2025	$1,371,424
Balance at December 31, 2025	$1,383,773
Net margin	48,149
Balance at March 31, 2026	$1,431,922
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2026 and 2025

	(dollars in thousands)
	2026	2025
Cash flows from operating activities:
Net margin	$48,149	$43,006
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	152,798	147,277
Accretion cost	14,712	14,532
Amortization of deferred gains	(447)	(447)
Allowance for equity funds used during construction	(655)	(645)
Deferred outage costs	(28,615)	(22,938)
Loss (gain) on sale of investments	213	(1,152)
Regulatory deferral of costs associated with nuclear decommissioning	340	2,427
Other	6,237	(5,986)
Change in operating assets and liabilities:
Receivables	60,347	2,691
Inventories	(14,829)	9,856
Prepayments and other current assets	306	(20,391)
Accounts payable	(116,528)	(68,043)
Accrued interest	14,701	24,030
Accrued taxes	15,090	(35,541)
Settlement of asset retirement obligations	(8,797)	(8,084)
Other current liabilities	(20,050)	(7,235)
Rate management program billing credits applied	(24,307)	(34,369)
Other	(3,963)	(2,108)
Total adjustments	46,553	(6,126)
Net cash provided by operating activities	94,702	36,880
Cash flows from investing activities:
Property additions	(339,455)	(195,399)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	—	21,684
Activity in nuclear decommissioning trust fund—Purchases	(392,802)	(272,569)
Activity in nuclear decommissioning trust fund—Proceeds	386,032	265,722
Activity in long-term and short-term investments—Purchases	(93,465)	(66,621)
Activity in long-term and short-term investments—Proceeds	137,453	79,430
Other	2,883	(604)
Net cash used in investing activities	(299,354)	(168,357)
Cash flows from financing activities:
Long-term debt proceeds	43,332	390,398
Long-term debt payments	(129,375)	(133,149)
Increase (decrease) in short-term borrowings, net	120,383	(211,026)
Other	9,774	(3,535)
Net cash provided by financing activities	44,114	42,688
Net decrease in cash, cash equivalents and restricted cash	(160,538)	(88,789)
Cash, cash equivalents and restricted cash at beginning of period	251,619	338,313
Cash, cash equivalents and restricted cash at end of period	$91,081	$249,524
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$110,609	$104,138
Supplemental disclosure of non-cash investing and financing activities:
Accrued property additions at end of period	$131,641	$66,026
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month periods ended March 31, 2026 and 2025. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results could differ from our estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of results to be expected for the full year. As noted in our 2025 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2025 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$243,061	$243,061	$—	$—
Corporate bonds and debt	111,454	—	111,454	—
US Treasury securities	78,582	78,582	—	—
Mortgage backed securities	62,818	—	62,818	—
Domestic mutual funds	109,385	109,385	—	—
Municipal bonds	3,553	—	3,553	—
Federal agency securities	9,469	—	9,469	—
Non-US Gov't bonds & private placements	18,404	—	18,404	—
International mutual funds	184,044	—	184,044	—
Other	26,350	26,350	—	—
Long-term investments:
Corporate bonds and debt	30,679	—	30,679	—
US Treasury securities	41,743	41,743	—	—
Mortgage backed securities	23,900	—	23,900	—
Domestic mutual funds	398,119	398,119	—	—
Treasury STRIPS	64,473	—	64,473	—
Non-US Gov't bonds & private placements	1,924	—	1,924	—
International mutual funds	49,831	—	49,831	—
Other	1,281	1,281	—	—
Short-term investments: Treasury STRIPS	73,194	—	73,194	—
Natural gas swaps	12	—	12	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$254,191	$254,191	$—	$—
Corporate bonds and debt	108,799	—	107,808	991
US Treasury securities	85,520	85,520	—	—
Mortgage backed securities	65,814	—	65,814	—
Domestic mutual funds	109,307	109,307	—	—
Municipal bonds	6,627	—	6,627	—
Federal agency securities	9,082	—	9,082	—
Non-US Gov't bonds & private placements	14,234	—	14,234	—
International mutual funds	180,112	—	180,112	—
Other	21,537	21,537	—	—
Long-term investments:
Corporate bonds and debt	27,967	—	27,967	—
US Treasury securities	36,716	36,716	—	—
Mortgage backed securities	28,996	—	28,996	—
Domestic mutual funds	430,593	430,593	—	—
Treasury STRIPS	76,392	—	76,392	—
Non-US Gov't bonds & private placements	3,294	—	3,294	—
International mutual funds	48,935	—	48,935	—
Other	372	372	—	—
Short-term investments: Treasury STRIPS	80,164	—	80,164	—
Natural gas swaps	10,642	—	10,642	—

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
The estimated fair values of our long-term debt, including current maturities at March 31, 2026 and December 31, 2025 were as follows:

	2026		2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$12,553,767	$10,875,088	$12,566,059	$11,008,470

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of March 31, 2026 and December 31, 2025 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of March 31, 2026, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At March 31, 2026 and December 31, 2025, the estimated fair values of our natural gas contracts were net assets of approximately $12,000 and $10,642,000, respectively.
At March 31, 2026 and December 31, 2025, one of our counterparties was required to post credit collateral totaling $500,000 under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of March 31, 2026 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2026	25.2
2027	28.3
2028	21.7
2029	20.0
2030	17.0
2031	9.8
Total	122.0
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at March 31, 2026 and December 31, 2025. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2026			2025
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$8,123	$(2,823)	$5,300	$14,775	$(2,505)	$12,270
Natural gas swaps	Other deferred charges	2,402	(1,720)	682	3,084	(1,251)	1,833
Liabilities
Natural gas swaps	Other current liabilities	$103	$(1,541)	$(1,438)	$145	$(435)	$(290)
Natural gas swaps	Other deferred credits	1,121	(5,653)	(4,532)	1,020	(4,191)	(3,171)
Total		$11,749	$(11,737)	$12	$19,024	$(8,382)	$10,642
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three months ended March 31, 2026 and 2025.

	Statement of Revenues and Expenses Location	Three Months Ended March 31,
		2026	2025
		(dollars in thousands)
Natural gas swaps gains	Fuel	$9,159	$2,366
Natural gas swaps losses	Fuel	(1,684)	(1,359)
Total		$7,475	$1,007

The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at March 31, 2026 and December 31, 2025.

	Balance Sheet Location	2026	2025
		(dollars in thousands)
Natural gas swaps	Regulatory liability	$12	$10,642
Total		$12	$10,642

(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of March 31, 2026 and December 31, 2025.

	Gross Unrealized
	(dollars in thousands)
March 31, 2026	Cost	Gains	Losses	Fair Value
Equity	$412,673	$298,099	$(5,168)	$705,604
Debt	803,072	9,056	(13,280)	798,848
Other	27,228	1,056	(472)	27,812
Total	$1,242,973	$308,211	$(18,920)	$1,532,264

	Gross Unrealized
	(dollars in thousands)
December 31, 2025	Cost	Gains	Losses	Fair Value
Equity	$407,059	$313,033	$(4,440)	$715,652
Debt	850,056	10,509	(9,398)	851,167
Other	22,506	205	(878)	21,833
Total	$1,279,621	$323,747	$(14,716)	$1,588,652

The cost basis of our debt securities that were in unrealized loss positions at March 31, 2026 was $570,115,000. At March 31, 2026, $7,890,000 of the $13,280,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $5,390,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates following our purchase of these securities.

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
(E)Recently Issued or Adopted Accounting Pronouncements.   In November 2024, the FASB issued "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The new standard is effective for us for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the new standard may be applied either prospectively or retrospectively. We are currently evaluating the impact of this standard on our consolidated financial statements.
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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of March 31, 2026 and December 31, 2025, we did not have any significant long-term contracts with non-members.
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
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2025 and 2026, our board of directors approved budgets to achieve a 1.10 margins for interest ratio, respectively. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of March 31, 2026, we did not recognize a refund liability. As of December 31, 2025, we recognized refund liabilities totaling $70,632,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2026	2025
Capacity revenues	$422,241	$413,337
Energy revenues	284,760	254,964
Total	$707,001	$668,301

Receivables from contracts with our members at March 31, 2026 and December 31, 2025 were $176,033,000 and $237,834,000, respectively.
Sales to non-members during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2026	2025
Energy revenues	$30,055	$9,275
Total	$30,055	$9,275
Energy revenues from non-members for the three months ended March 31, 2026 and March 31, 2025 were primarily from the sale of the BC Smith Energy Facility deferring members' output into the wholesale market.
Our receivables from non-members at March 31, 2026 and December 31, 2025 were $168,756,000 and $159,225,000, respectively. Our non-member receivables are primarily related to nuclear production tax credits and transactions with non-members for the sale of the BC Smith deferring members' output, affiliated companies and investment income. At March 31, 2026 and December 31, 2025, our receivables from non-members included a receivable of $126,517,000 and we have a long-term receivable of $53,566,000 from the U.S. Government relating to nuclear production tax credits ("45U NPTCs"), pursuant to Internal Revenue Code 45U for fiscal years 2024 and 2025, respectively, that were recognized in December 2025. Such long-term receivable is included in the Deferred charges and other assets - Other line item within our unaudited consolidated balance sheets. We have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year Internal Revenue Service ("IRS") statute of limitations has passed and/or completion of an IRS audit for the 2024 and 2025 45U NPTCs. For information regarding regulatory accounting, see Note J.
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

In 2018, we began a rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of Vogtle Units No. 3 and No. 4. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the three months ended March 31, 2026 and 2025 were $16,630,000 and $24,232,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of March 31, 2026, our remaining liability to be credited to our members' bills was $91,884,000. For additional information regarding our revenue deferral plan, see Note J.
In March 2026, we began an additional rate management program that allows us to recover future expense on a current basis from our members. Our members made a one-time election to participate in this program which, in general, allows for additional collections over a three-year period with those amounts then applied to billings over the subsequent three-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Smarr combined cycle project. Under this program, amounts billed to participating members during the three months ended March 31, 2026 were $400,000. Over the three-year period, we expect to collect $32,200,000 from the participating members under this additional rate management program. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months will be included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. For additional information regarding our additional revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three months ended March 31, 2026 and 2025 was insignificant.
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
We combine lease and non-lease components for all lease agreements.

Classification	March 31, 2026	December 31, 2025
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(290,006)	(288,688)
Total finance lease assets	$12,726	$14,044
Lease liabilities—Finance leases
Obligations under finance leases	$21,578	$21,578
Long-term debt and finance leases due within one year	11,595	11,595
Total finance lease liabilities	$33,173	$33,173

Classification	March 31, 2026	December 31, 2025
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$6,812	$7,357
Total operating lease assets	$6,812	$7,357
Lease liabilities—Operating leases
Capitalization—Other	$4,790	$5,284
Other current liabilities	2,022	2,073
Total operating lease liabilities	$6,812	$7,357

		Three Months Ended
Lease Cost	Classification	March 31, 2026	March 31, 2025
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,604	$2,604
Interest on lease liabilities	Interest expense	1,134	1,134
Operating lease cost:	Inventory(1) & production expense	688	641
Total leased cost		$4,426	$4,379
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	March 31, 2026	December 31, 2025
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	3.30	3.55
Operating leases	4.17	4.36
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.13%	6.14%

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$688	$641
Maturity analysis of our finance and operating lease liabilities as of March 31, 2026 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2026	$14,949	$1,782	$16,731
2027	14,949	2,190	17,139
2028	3,052	2,080	5,132
2029	3,052	643	3,695
2030	3,052	389	3,441
Thereafter	1,528	651	2,179
Total lease payments	$40,582	$7,735	$48,317
Less: imputed interest	(7,409)	(923)	(8,332)
Present value of lease liabilities	$33,173	$6,812	$39,985
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Lease income	$1,535	$1,284
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

Classification
	Three Months Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$90,581	$234,324
Restricted cash included in restricted cash and short-term investments	500	15,200
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$91,081	$249,524
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	(dollars in thousands)
	2026	2025
Regulatory Assets:
Premium and loss on reacquired debt(a)	$19,544	$20,173
Amortization on financing leases(b)	18,270	19,556
Outage costs(c)	62,778	46,781
Asset retirement obligations – Ashpond and other(l)	224,256	228,400
Depreciation expense - Plant Vogtle(d)	30,923	31,279
Depreciation expense - Plant Wansley(e)	310,838	316,106
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	53,388	53,619
Interest rate options cost(g)	121,948	123,650
Deferral of effects on net margin – TA Smith Energy Facility(h)	117,409	118,896
Deferral of effects on net margin – BC Smith Energy Facility(p)	8,926	13,868
Inventory adjustments - TA Smith Energy Facility(q)	13,446	13,701
Accumulated retirement costs for other obligations(i)	12,065	5,479
Other regulatory assets(o)	30,968	32,351
Total Regulatory Assets	$1,024,759	$1,023,859
Regulatory Liabilities:
Deferral of effects on net margin – Hawk Road Energy Facility(h)	14,634	14,788
Major maintenance reserve(j)	121,044	109,028
Deferred debt service adder(k)	199,666	201,836
Asset retirement obligations – Nuclear(l)	227,072	245,133
Revenue deferral plan(m)	91,884	107,784
Other revenue deferral plan(s)	400	—
Natural gas hedges(n)	12	10,642
Deferral of direct pay nuclear production tax credits(r)	180,082	180,082
Other regulatory liabilities(o)	231	567
Total Regulatory Liabilities	$835,025	$869,860
Net Regulatory Assets	$189,734	$153,999
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
(d)Prior to Nuclear Regulatory Commission (NRC) approval of a 20-year license extension for Plant Vogtle Units No. 1 and No. 2, we deferred the difference between Plant Vogtle depreciation expense based on the then 40-year operating license and depreciation expense assuming an expected 20-year license extension. Amortization commenced upon NRC approval of the license extension in 2009 and is being amortized over the remaining life of the units.
(e)Represents the deferral of accelerated depreciation associated with the early retirement of Plant Wansley, which occurred on August 31, 2022. Amortization commenced upon the retirement of Plant Wansley and will end no later than December 31, 2040.
(f)Deferred charges consist of training related costs, including interest and carrying costs of such training. Amortization commenced with the commercial operation date of each unit and is being amortized to expense over the life of the units.
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
(k)Represents collections to fund certain debt payments made through 2025 which were in excess of amounts collected through depreciation expense; the deferred credits will be amortized over the remaining useful life of the plants. Amortization commenced in January 2026.
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
(s)Deferred revenues under an additional rate management program that allows for additional collections over a three-year period which began in March 2026. These amounts will be amortized to income and applied to member billings, per each members' election, over the subsequent three-year period.

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
(L)Debt.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of March 31, 2026, we have repaid $749,986,000 of principal on the notes related to these borrowings and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $3,883,042,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
For the three-month period ended March 31, 2026, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $43,332,000 for long-term financing of general and environmental improvements at existing plants.
In April 2026, we received $52,323,000 and $80,058,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants and for our acquisition of the Walton County Power Plant, respectively. In conjunction with the loan proceeds received for the acquisition of the Walton County Power Plant, we reclassified, as of March 31, 2026, $73,751,000 of commercial paper to long-term debt and repaid the corresponding amount in commercial paper in April 2026.
c)Credit Facilities:
As of March 31, 2026, we had a total of $1,725,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from March 2027 to May 2029. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at March 31, 2026, we had the ability to issue letters of credit totaling $810,000,000 in the aggregate, of which $807,000,000 remained available. At March 31, 2026, we had (i) $2,504,000 under these lines of credit in the form of issued letters of credit and (ii) $581,641,000 dedicated under one of these lines of credit to support a like face value of commercial paper that was outstanding.
(M)Measurement of Credit Losses on Financial Instruments. The financial assets we hold that are subject to credit losses (Topic 326) are predominately accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper we invest in is rated as investment grade. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.
(N)Asset Retirement Obligations. During the three months ended March 31, 2026, no change in cash flow estimates related to nuclear or coal ash related asset retirement obligations was recorded. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of coal ash expenditures in the fourth quarter of 2026. Prior
20

period's amount for settlement of asset retirement obligations has been reclassified to conform with current year presentation within our unaudited consolidated statement of cash flows. Settlement of asset retirement obligations were previously included in the Other current liabilities line item of our unaudited consolidated statement of cash flows.

(O)Smarr Combined Cycle Project. We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. As of March 31, 2026, we had incurred costs of approximately $467.0 million with respect to this project. For additional information regarding this project, see Note 14 in our 2025 Form 10-K.

(P)Talbot Combustion Turbine Unit No. 7. We and our members have also approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. We intend to update our budget for this unit during third quarter of 2026 and our current budget is approximately $400 million to $450 million. The projected commercial operation date for this unit is 2029. As of March 31, 2026, we had incurred costs of approximately $64.8 million with respect to this project. For additional information regarding this project, see Note 15 in our 2025 Form 10-K.

(Q)Spent Nuclear Fuel Storage Costs. Contracts with the U.S. Department of Energy have been executed to provide for the permanent disposal of spent nuclear fuel produced at Plants Hatch and Vogtle Units No. 1 and No. 2. The Department of Energy failed to begin disposing of spent fuel in January 1998 as required by the contracts, and Georgia Power, as agent for the co-owners of the plants, is pursuing legal remedies against the Department of Energy for breach of contract.

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

No amounts have been recognized in our consolidated financial statements as of March 31, 2026 for any potential recoveries from the pending lawsuits. The final outcome of this matter cannot be determined at this time.

Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. We expect that facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

For additional information regarding nuclear fuel costs, see Note 1g in our 2025 Form 10-K.

(R)Reportable Segment Information. An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker (“CODM”). We report our segment information in the same way that management internally organizes our business for assessing performance and making decisions regarding the allocation of resources in accordance with ASC 280, Segment Reporting. We have one reportable operating segment.

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

The accounting policies of our reportable segment are the same as those described in Note 1, Summary of significant accounting policies in our 2025 Form 10-K.

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
We have a substantially similar wholesale power contract with each member that extends to December 31, 2085, and each contract will continue thereafter until terminated by three years' written notice by us or the respective member. For additional information regarding our wholesale power contracts with our members, see “Item 1–BUSINESS–OGLETHORPE POWER CORPORATION–Wholesale Power Contracts” in our 2025 Form 10-K.
Results of Operations
For the Three Months Ended March 31, 2026 and 2025
Net Margin
Our net margin for the three-month period ended March 31, 2026 was $48.1 million, compared to $43.0 million for the same period of 2025. Through March 31, 2026, we collected approximately 85% of our targeted net margin of $56.6 million for the year ending December 31, 2026. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2026 targeted margins for interest ratio of 1.10. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we did not recognize a refund liability as of March 31, 2026. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2025 Form 10-K.
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

The components of member revenues for the three-month periods ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)
	2026	2025	% Change
Capacity revenues	$422,241	$413,337	2.2%
Energy revenues	284,760	254,964	11.7%
Total	$707,001	$668,301	5.8%
MWh Sales to members(1)	6,991,920	7,417,890	(5.7)%
Cents/kWh	10.11	9.01	12.2%
Member energy requirements supplied	63%	67%	(6.0)%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
Energy revenues from members increased for the three-month period ended March 31, 2026 compared to the same period in 2025, primarily due to the recovery of higher fuel costs offset by a decrease in megawatt-hours sold to members. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased slightly for the three-month period ended March 31, 2026 compared to the same period in 2025.

Sales to non-members.    Sales to non-members during the three-month period ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	(dollars in thousands)

	2026	2025	% Change
Energy revenues	30,055	9,275	224.0%
Total	$30,055	$9,275	224.0%
MWh Sales to non-members	219,659	176,731	24.3%
Cents/kWh	13.68	5.25	160.6%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members increased for the three-month period ended March 31, 2026 compared to the same period in 2025 primarily due to recovery of higher fuel costs and an increase in megawatt-hours sold to non-members.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Fuel Source	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Coal	$31,341	$43,413	(27.8)%	821,403	1,197,783	(31.4)%	3.82	3.62	5.5%
Nuclear	24,918	27,618	(9.8)%	3,430,439	3,519,441	(2.5)%	0.73	0.78	(6.4)%
Gas:(2)
Combined Cycle	200,392	157,194	27.5%	2,992,096	2,969,862	0.7%	6.70	5.29	26.7%
Combustion Turbine	28,740	14,422	99.3%	188,145	104,270	80.4%	15.28	13.83	10.5%
	$285,391	$242,647	17.6%	7,432,083	7,791,356	(4.6)%	3.84	3.11	23.5%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
(2) Realized gains and losses on natural gas swaps are included in fuel expense.

Total fuel costs increased for the three-month period ended March 31, 2026 compared to the same period in 2025 as a result of an increase in the average cost of fuel offset by a decrease in generation for members. The increase in average fuel cost was primarily driven by significantly elevated natural gas prices during winter storm events from mid-January 2026 through mid-February 2026. The decrease in generation was primarily attributable to lower output from our coal-fired generating units compared to the same period in 2025, reflecting reduced dispatch during the remainder of the three-month period ended March 31, 2026 when natural gas costs were comparatively low.

Production Expenses
Production costs increased for the three-month period ended March 31, 2026 as compared to the same period in 2025 primarily as a result of the deferral of net margins associated with BC Smith. The increase in production costs for the three-month period ended March 31, 2026 was offset by lower fixed major maintenance outage costs associated with our natural gas-fired facilities compared to the same period in 2025. Production costs can also vary due to the number and extent of maintenance outages in a given year.
Depreciation and Amortization
Depreciation and amortization was relatively unchanged for the three-month period ended March 31, 2026 as compared to the same period in 2025.
Interest Charges
Net interest charges was relatively unchanged for the three-month period ended March 31, 2026 as compared to the same period in 2025.

Financial Condition
Balance Sheet Analysis as of March 31, 2026
Assets
Cash used for property additions for the three-month period ended March 31, 2026 totaled $339.5 million. Of this amount, $285.0 million related to construction work in progress during the three-month period ended March 31, 2026, primarily due to construction at our two new natural gas-fired generation resources as well as additions and replacements at our existing electric generating facilities. An additional $44.9 million was for nuclear fuel purchases.

The decrease in the nuclear decommissioning trust fund was primarily due to a decrease in the fair value of investments due to a decline in the stock market, offset by investment earnings and contributions to our nuclear decommissioning trust fund during the three-month period ended March 31, 2026.

Long-term investments decreased $41.3 million for the three-month period ended March 31, 2026, primarily due to a $39.1 million redemption of coal ash investments to fund settlement of asset retirement obligations, $16.6 million redeemed to fund expenses associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, and redemption of $14.7 million to fund major maintenance outages expenses. Offsetting these decreases was a $34.7 million increase in funds invested, including reinvestment of earnings. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.

Receivables decreased $52.3 million for the three-month period ended March 31, 2026 primarily due to a $64.4 million decrease in member receivables and a $4.9 million decrease in other non-member receivables. Partially offsetting these decreases was a $6.9 million increase in Georgia Power receivables.

Inventories increased $14.8 million during the three-month period ended March 31, 2026 primarily due to an increase of $7.8 million in material and supplies at our electric generating facilities and an increase in fuel inventories of $7.0 million due to decreased generation at our coal-fired units and the associated decrease in coal burn.

Prepayments and other current assets decreased $9.3 million during the three-month period ended March 31, 2026, primarily due to a $9.0 million decrease in the fair value of our natural gas hedges.

Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year decreased $10.6 million and was primarily the result of $129.4 million in debt service payments. Offsetting this decrease was the reclassification of $73.8 million of commercial paper to long-term debt that was refinanced through proceeds from a Rural Utilities Service-guaranteed loan in April 2026 and $43.3 million in advances under Rural Utilities Service-guaranteed loans. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
At March 31, 2026, short-term borrowings, which primarily provide interim financing for the new Smarr Combined Cycle and Talbot Unit No. 7 projects and the deferral of effects on net margin for Washington County Power Plant, BC Smith, Walton County and Baconton, increased $46.6 million during the three-month period ended March 31, 2026. Such increase was primarily as a result of borrowings of $150.3 million, offset by the reclassification of $73.8 million of commercial paper to long-term debt that was refinanced through proceeds from a Rural Utilities Service-guaranteed loan for the Walton County acquisition in April 2026 and repayments of $29.9 million.
Accounts payable decreased $151.2 million during the three-month period ended March 31, 2026, primarily due to applying $70.6 million in credits to our members' bills in the first quarter of 2026 for a board-approved reduction in 2025 revenue in excess of the requirement to meet the 2025 targeted net margin, a $53.2 million decrease in Georgia Power payables and a $34.5 million decrease in payables for natural gas purchases and related transportation.
Other current liabilities decreased $32.2 million for the three-month period ended March 31, 2026, primarily as a result of a $39.3 million decrease in accrued liabilities principally for property additions for our new generation projects.
Regulatory liabilities decreased $34.8 million for the three-month period ended March 31, 2026 primarily due to an $18.0 million decrease in deferred nuclear asset retirement obligations that was primarily driven by a decrease in unrealized gains associated with our nuclear decommissioning investments, a $15.9 million decrease in the liability for our revenue deferral rate management plan, which is associated with the Vogtle Units No. 3 and No. 4, and a $10.6 million decrease in the liability associated with unrealized gains on our natural gas contracts. Offsetting these decreases, was a net $12.0 million increase in the liability for collections of future major maintenance outage costs. See Notes F and Note J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.
Capital Requirements and Liquidity and Sources of Capital
Future Power Resources
Smarr Combined Cycle Generation Facility
We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. As of March 31, 2026, we had incurred costs of approximately $467.0 million with respect to this project. For additional information regarding this project, see Note 14 in our 2025 Form 10-K.

Talbot Combustion Turbine Unit No. 7
We and our members have also approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. We intend to update our budget for this unit during third quarter of 2026 and our current budget is approximately $400 million to $450 million. The projected commercial operation date for this unit is 2029. As of March 31, 2026, we had incurred costs of approximately $64.8 million with respect to this project. For additional information regarding this project, see Note 15 in our 2025 Form 10-K.

We intend to finance the Smarr and Talbot projects on an intermediate-term basis through our commercial paper program as well as through medium-term capital markets debt issuances or bank financings. We are pursuing Rural Utilities Service financing as our primary source of long-term financing for the Smarr Combined Cycle and Talbot Unit No. 7 projects, subject to program availability, and we expect to issue first mortgage bonds for any costs not financed by the Rural Utilities Service.

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

We and our members may also consider additional generation beyond these resources in the future. See “RISK FACTORS” for a discussion of certain risks associated with these new generation projects in our 2025 Form 10-K.

Environmental Regulations
Federal and state laws and regulations regarding environmental matters affect operations at our facilities. For a discussion regarding potential effects on our business from environmental regulations, including potential capital requirements, see "Item 1—BUSINESS—REGULATION—Environmental," "Item 1A—RISK FACTORS" and "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Capital Requirements—Capital Expenditures" in our 2025 Form 10-K.
In 2015, EPA established a comprehensive regulatory program to manage the disposal of coal combustion residuals (CCR) from coal-fired power plants as non-hazardous material under the Resource Conservation and Recovery Act (RCRA). The 2015 CCR rule sets forth requirements for structural integrity assessments, groundwater monitoring, location siting, composite lining, inactive units, closure and post closure, beneficial use recycling, design and operating criteria, recordkeeping, notification, and internet posting for new and existing CCR landfills, CCR surface impoundments and lateral expansions of CCR disposal facilities. Since 2015, EPA has made subsequent revisions to CCR requirements and, beginning in 2022, EPA issued a number of proposed and final determinations on requests for extensions of time to close ash ponds, which could affect the Georgia Environmental Protection Division's (EPD) review of the proposed closure plans for the coal ash ponds at Plants Wansley and Scherer. In May 2024, EPA adopted new CCR regulations that expanded regulatory requirements to cover Legacy Surface Impoundments and CCR Management Units that were previously exempt. Certain compliance deadlines related to CCR management units were then extended in February 2026. On April 13, 2026, EPA proposed to amend the 2024 CCR regulations by modifying certain legacy surface impoundment and CCR management unit provisions; establishing compliance pathways that allow for site-specific considerations for closure requirements, among other things; and adopting new provision for beneficial use. We continue to monitor EPA's actions related to CCR; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA and Georgia regulatory actions.

In May 2024, the EPA published a final supplemental effluent limitations guideline (ELG) rule, which generally increases the stringency of the wastewater discharge standards. Taken together, the ELG rule revisions are expected to increase capital and operating costs of affected units. However, because of the compliance strategy for Plant Scherer, we do not anticipate significant additional impacts related to more stringent requirements in the supplemental ELG rule. The 2024 supplemental ELG rule is being challenged in federal court but currently remains in abeyance. Additionally, certain Trump administration executive orders direct EPA to develop and implement action plans that suspend, revise, or rescind certain environmental regulations. On March 12, 2025, EPA announced that it will reconsider the supplemental ELG rule. In March 2026, EPA published a final rule extending certain compliance deadlines for the ELG rules that apply to coal-fired power plants. We continue to monitor EPA's actions related to ELG; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing litigation and any future EPA regulatory changes.
Liquidity
At March 31, 2026, we had $1.2 billion of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $91 million in cash and cash equivalents and $1.1 billion available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available March 31, 2026	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 12 banks led by CFC'(1)	$1,275	$693	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents the face value of outstanding commercial paper at March 31, 2026.

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
(3)At March 31, 2026, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

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

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.3 billion syndicated line of credit. At March 31, 2026, our $579.9 million of outstanding commercial paper was primarily used to provide interim funding for:

•costs related to the new Smarr Combined Cycle and Talbot Unit No. 7 projects,

•costs related to the Walton County Power Plant acquisition, and

•net costs, after off-system sales revenues, associated with recently acquired generation facilities (BC Smith, Baconton, Washington County, and Walton County) prior to recovery through member rates.

In April 2026, we received $80.1 million of long-term financing for our acquisition of the Walton County Power Plant through a Rural Utilities Service guaranteed loan, the proceeds of which were used to repay a portion of the related commercial paper borrowings. We are pursuing Rural Utilities Service financing as our primary source of long-term financing for the Smarr Combined Cycle and Talbot Unit No. 7 projects, subject to program availability. We intend to issue first mortgage bonds to provide long-term financing for certain other costs, including any costs for the Smarr Combined Cycle and Talbot Unit No. 7 projects not financed by the Rural Utilities Service, and for the net costs associated with recently acquired generation facilities that are incurred prior to recovery through member rates. We intend to seek intermediate-term financing through bank loans or through debt issuances in the capital markets to fund a portion of the costs of the Smarr Combined Cycle and Talbot Unit No. 7 projects prior to arranging long-term financing.

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $807 million remained available at March 31, 2026. This letter of credit issuance capacity includes $500 million under our $1.275 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new natural gas resources, until intermediate or long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At March 31, 2026, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At March 31, 2026, we had $579.9 million of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At March 31, 2026, we had five members participating in the program and a balance of $62.8 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At March 31, 2026, we had $12.6 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future. See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2025 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our current Rural Utilities Service-Guaranteed Loans as of March 31, 2026 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced March 31, 2026	Amount Remaining March 31, 2026
	(dollars in millions)
General and Environmental Improvements[1]	$630.3	$497.6	$132.7
General and Environmental Improvements[2]	755.2	369.2	386
General and Environmental Improvements[3]	112.6	—	112.6
Walton Acquisition[4]	80.1	—	80.1
Total	$1,578.2	$866.8	$711.4

(1) We are able to advance under this loan through September 30, 2026.
(2) We are able to advance under this loan through May 30, 2028.
(3) This loan was conditionally approved by the Rural Utilities Service in February 2026 and we expect to close and advance on this loan in 2027.
(4) We advanced the full $80.1 million available under this loan in April 2026.

We have also applied for an additional $4.2 billion of Rural Utilities Service-guaranteed loans to provide for long-term financing for our Smarr Combined Cycle and Talbot Unit No. 7 projects as well as other capital projects. All loan applications are subject to review and approval by the Rural Utilities Service and, if conditionally committed, remain subject to standard loan closing conditions. As of March 31, 2026, we had $2.8 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

In December 2024, the Rural Utilities Service announced an award to us of a zero-interest loan of up to $331 million under its Empowering Rural America (New ERA) program established under the Inflation Reduction Act of 2022. On May 12, 2026, we and the Rural Utilities Service closed on this loan. We are obligated to use the loan proceeds to refinance an amount of debt approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. The refinancing will result in interest expense savings that we will pass on to our members. We intend to proceed with the refinancing of certain outstanding debt and receive the eligible loan proceeds during the summer of 2026. While the final eligible amount of debt that we are able to refinance with this loan is subject to the timing of our refinancing activities, we expect total loan proceeds to be approximately $300 million, which may include a small amount of prepayment penalties related to the refinancing.

All of the approved Rural Utilities Service-guaranteed loans are secured ratably with all other debt under our first mortgage indenture.
For more detailed information regarding our financing plans, see "Item 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Financial Condition—Financing Activities" in our 2025 Form 10-K.

Newly Adopted or Issued Accounting Standards
For a discussion of recently issued or adopted accounting pronouncements, see Note E of Notes to Unaudited Consolidated Financial Statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the market risks disclosed in "Item 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK" in our 2025 Form 10-K.
Item 4.    Controls and Procedures
As of March 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended March 31, 2026, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, by Annalisa M. Bloodworth (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification, by Elizabeth B. Higgins (Principal Financial Officer).
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Annalisa M. Bloodworth (Principal Executive Officer).
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Elizabeth B. Higgins (Principal Financial Officer).
99.1	Member Financial and Statistical Information (for calendar years 2023-2025).
101	XBRL Interactive Data File.
104	Cover Page Interactive Data File, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	May 13, 2026	By:	/s/ Annalisa M. Bloodworth
Annalisa M. Bloodworth President and Chief Executive Officer

Date:	May 13, 2026		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)