Form 10-Q
period 2026-06-30
OGLETHORPE POWER CORP
filed 2026-08-13
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
FOR THE QUARTER ENDED JUNE 30, 2026

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2026 and December 31, 2025

	(dollars in thousands)
	2026	2025
Assets
Electric plant:
In service	$17,767,534	$17,663,646
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(6,100,740)	(5,933,906)
Electric plant in service, net	11,969,526	12,032,472

Nuclear fuel, at amortized cost	428,604	408,556
Construction work in progress	1,146,688	787,886
Total electric plant	13,544,818	13,228,914

Investments and funds:
Nuclear decommissioning trust fund	933,447	855,223
Investment in associated companies	95,162	91,378
Long-term investments	646,344	653,265
Other	43,262	42,111
Total investments and funds	1,718,215	1,641,977

Current assets:
Cash and cash equivalents	121,592	251,119
Restricted cash and short-term investments	500	500
Short-term investments	66,161	80,164
Receivables	399,733	397,059
Inventories, at weighted average cost	408,183	372,765
Prepayments and other current assets	43,227	45,472
Total current assets	1,039,396	1,147,079

Deferred charges and other assets:
Regulatory assets	1,037,131	1,023,859
Prepayments to Georgia Power Company	16,679	22,419
Other	84,609	85,551
Total deferred charges	1,138,419	1,131,829
Total assets	$17,440,848	$17,149,799

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) June 30, 2026 and December 31, 2025

	(dollars in thousands)

	2026	2025
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,448,146	$1,383,773
Long-term debt	12,082,135	12,065,863
Obligation under finance leases	15,295	21,578
Obligation under Rocky Mountain transactions	35,249	34,099
Other	4,323	5,284
Total capitalization	13,585,148	13,510,597

Current liabilities:
Long-term debt and finance leases due within one year	401,952	391,726
Short-term borrowings	732,809	459,513
Accounts payable	130,218	248,499
Accrued interest	87,006	91,146
Member power bill prepayments, current	24,389	28,453
Other current liabilities	202,500	215,193
Total current liabilities	1,578,874	1,434,530

Deferred credits and other liabilities:
Asset retirement obligations	1,290,636	1,280,941
Member power bill prepayments, non-current	34,400	38,300
Regulatory liabilities	931,187	869,860
Other	20,603	15,571
Total deferred credits and other liabilities	2,276,826	2,204,672
Total equity and liabilities	$17,440,848	$17,149,799
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Six Months Ended June 30, 2026 and 2025

	(dollars in thousands)

	Three Months		Six Months
	2026	2025	2026	2025
Operating revenues:
Sales to members	$574,157	$601,690	$1,281,158	$1,269,991
Sales to non-members	15,313	32,058	45,368	41,333
Total operating revenues	589,470	633,748	1,326,526	1,311,324
Operating expenses:
Fuel	173,274	186,838	458,665	429,485
Production	132,069	157,956	271,856	288,284
Depreciation and amortization	111,444	107,341	222,052	213,598
Purchased power	23,305	22,109	46,000	43,840
Accretion	14,794	14,607	29,506	29,139
Total operating expenses	454,886	488,851	1,028,079	1,004,346
Operating margin	134,584	144,897	298,447	306,978

Other income:
Investment income	7,569	8,047	14,730	16,544
Other	3,143	492	8,634	4,051
Total other income	10,712	8,539	23,364	20,595

Interest charges:
Interest expense	136,778	135,537	271,477	267,971
Allowance for debt funds used during construction	(10,187)	(4,991)	(19,001)	(8,719)
Amortization of debt discount and expense	2,481	2,595	4,962	5,020
Net interest charges	129,072	133,141	257,438	264,272
Net margin	$16,224	$20,295	$64,373	$63,301
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Six Months Ended June 30, 2026 and 2025

(dollars in thousands)
Balance at December 31, 2024	$1,328,418
Net margin	43,006
Balance at March 31, 2025	$1,371,424
Net margin	20,295
Balance at June 30, 2025	$1,391,719
Balance at December 31, 2025	$1,383,773
Net margin	48,149
Balance at March 31, 2026	$1,431,922
Net margin	16,224
Balance at June 30, 2026	$1,448,146
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2026 and 2025

	(dollars in thousands)
	2026	2025
Cash flows from operating activities:
Net margin	$64,373	$63,301
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	305,235	297,789
Accretion cost	29,506	29,139
Amortization of deferred gains	(894)	(894)
Allowance for equity funds used during construction	(1,233)	(1,377)
Deferred outage costs	(38,716)	(23,434)
Loss (gain) on sale of investments	1,762	(183)
Regulatory deferral of costs associated with nuclear decommissioning	(145)	3,455
Other	4,535	(12,802)
Change in operating assets and liabilities:
Receivables	5,403	(36,118)
Inventories	(35,419)	17,009
Prepayments and other current assets	(9,661)	(3,661)
Accounts payable	(45,993)	(27,233)
Accrued interest	(4,140)	9,294
Accrued taxes	(27,271)	(15,928)
Settlement of asset retirement obligations	(19,725)	(16,366)
Other current liabilities	(19,801)	(4,997)
Rate management program billing credits applied	(38,252)	(58,600)
Other	(7,963)	(3,460)
Total adjustments	97,228	151,633
Net cash provided by operating activities	161,601	214,934
Cash flows from investing activities:
Property additions	(623,725)	(388,104)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	—	21,684
Activity in nuclear decommissioning trust fund—Purchases	(689,723)	(523,182)
Activity in nuclear decommissioning trust fund—Proceeds	675,831	509,464
Activity in long-term and short-term investments—Purchases	(182,196)	(126,191)
Activity in long-term and short-term investments—Proceeds	218,421	198,503
Other	1,369	(928)
Net cash used in investing activities	(600,023)	(308,754)
Cash flows from financing activities:
Long-term debt proceeds	175,713	418,435
Long-term debt payments	(503,215)	(209,568)
Increase (decrease) in commercial paper borrowings, net	614,601	(173,887)
Other	21,796	(14,781)
Net cash provided by financing activities	308,895	20,199
Net decrease in cash, cash equivalents and restricted cash	(129,527)	(73,621)
Cash, cash equivalents and restricted cash at beginning of period	251,619	338,313
Cash, cash equivalents and restricted cash at end of period	$122,092	$264,692
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$255,466	$248,882
Supplemental disclosure of non-cash investing and financing activities:
Accrued property additions at end of period	$150,672	$89,282
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and six-month periods ended June 30, 2026 and 2025. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results could differ from our estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. The results of operations for the three-month and six-month periods ended June 30, 2026 are not necessarily indicative of results to be expected for the full year. As noted in our 2025 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2025 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$279,655	$279,655	$—	$—
Corporate bonds and debt	119,822	—	119,642	180
US Treasury securities	85,160	85,160	—	—
Mortgage backed securities	62,722	—	62,722	—
Domestic mutual funds	132,450	132,450	—	—
Municipal bonds	3,764	—	3,764	—
Federal agency securities	8,093	—	8,093	—
Non-US Gov't bonds & private placements	19,756	—	19,756	—
International mutual funds	206,888	—	206,888	—
Other	15,137	15,137
Long-term investments:
Corporate bonds and debt	30,021	—	30,021	—
US Treasury securities	44,025	44,025	—	—
Mortgage backed securities	24,810	—	24,810	—
Domestic mutual funds	434,624	434,624	—	—
Treasury STRIPS	53,584	—	53,584	—
Non-US Gov't bonds & private placements	3,039	—	3,039	—
International mutual funds	55,829	—	55,829	—
Other	412	412	—	—
Short-term investments: Treasury STRIPS	66,161	—	66,161	—
Natural gas swaps	15,176	—	15,176	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$254,191	$254,191	$—	$—
Corporate bonds and debt	108,799	—	107,808	991
US Treasury securities	85,520	85,520	—	—
Mortgage backed securities	65,814	—	65,814	—
Domestic mutual funds	109,307	109,307	—	—
Municipal bonds	6,627	—	6,627	—
Federal agency securities	9,082	—	9,082	—
Non-US Gov't bonds & private placements	14,234	—	14,234	—
International mutual funds	180,112	—	180,112	—
Other	21,537	21,537	—	—
Long-term investments:
Corporate bonds and debt	27,967	—	27,967	—
US Treasury securities	36,716	36,716	—	—
Mortgage backed securities	28,996	—	28,996	—
Domestic mutual funds	430,593	430,593	—	—
Treasury STRIPS	76,392	—	76,392	—
Non-US Gov't bonds & private placements	3,294	—	3,294	—
International mutual funds	48,935	—	48,935	—
Other	372	372	—	—
Short-term investments: Treasury STRIPS	80,164	—	80,164	—
Natural gas swaps	10,642	—	10,642	—

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
The estimated fair values of our long-term debt, including current maturities at June 30, 2026 and December 31, 2025 were as follows:

	2026		2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$12,585,504	$10,920,819	$12,566,059	$11,008,470

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of June 30, 2026 and December 31, 2025 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of June 30, 2026, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At June 30, 2026 and December 31, 2025, the estimated fair values of our natural gas contracts were net liabilities and net assets of approximately $15,176,000 and $10,642,000, respectively.
At June 30, 2026 and December 31, 2025, one of our counterparties was required to post credit collateral totaling $500,000 under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of June 30, 2026 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2026	17.7
2027	32.6
2028	24.8
2029	23.3
2030	20.1
2031	12.5
Total	131.0
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at June 30, 2026 and December 31, 2025. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2026			2025
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$715	$(352)	$363	$14,775	$(2,505)	$12,270
Natural gas swaps	Other deferred charges	—	—	—	3,084	(1,251)	1,833
Liabilities
Natural gas swaps	Other current liabilities	$4,703	$(11,299)	$(6,596)	$145	$(435)	$(290)
Natural gas swaps	Other deferred credits	1,319	(10,262)	(8,943)	1,020	(4,191)	(3,171)
Total		$6,737	$(21,913)	$(15,176)	$19,024	$(8,382)	$10,642
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and six months ended June 30, 2026 and 2025.

	Statement of Revenues and Expenses Location	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(dollars in thousands)
Natural gas swaps gains	Fuel	$1,071	$5,592	$10,230	$7,958
Natural gas swaps losses	Fuel	(1,310)	(1,036)	(2,994)	(2,395)
Total		$(239)	$4,556	$7,236	$5,563

The following table presents the unrealized gains on derivative instruments deferred on the balance sheet at June 30, 2026 and December 31, 2025.

	Balance Sheet Location	2026	2025
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$15,176	$—
Natural gas swaps	Regulatory liability	$—	$10,642
Total		$15,176	$10,642
(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of June 30, 2026 and December 31, 2025.

	Gross Unrealized
	(dollars in thousands)
June 30, 2026	Cost	Gains	Losses	Fair Value
Equity	$420,541	$396,783	$(4,921)	$812,403
Debt	819,701	10,100	(11,797)	818,004
Other	15,284	685	(424)	15,545
Total	$1,255,526	$407,568	$(17,142)	$1,645,952

	Gross Unrealized
	(dollars in thousands)
December 31, 2025	Cost	Gains	Losses	Fair Value
Equity	$407,059	$313,033	$(4,440)	$715,652
Debt	850,056	10,509	(9,398)	851,167
Other	22,506	205	(878)	21,833
Total	$1,279,621	$323,747	$(14,716)	$1,588,652

The cost basis of our debt securities that were in unrealized loss positions at June 30, 2026 was $610,379,000. At June 30, 2026, $2,190,000 of the $11,797,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $9,607,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates following our purchase of these securities.

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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of June 30, 2026 and December 31, 2025, we did not have any significant long-term contracts with non-members.
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
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2025 and 2026, our board of directors approved budgets to achieve a 1.10 margins for interest ratio, respectively. Historically, our board of directors has approved adjustments to revenue requirements by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of June 30, 2026 and June 30, 2025, we recognized refund liabilities totaling $22,000,000 and $6,250,000, respectively. As of December 31, 2025, we recognized refund liabilities totaling $70,632,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)

	2026	2025	2026	2025
Capacity revenues	$395,398	$422,959	$817,639	$836,296
Energy revenues	178,759	178,731	463,519	433,695
Total	$574,157	$601,690	$1,281,158	$1,269,991

Receivables from contracts with our members at June 30, 2026 and December 31, 2025 were $221,358,000 and $237,834,000, respectively.
Sales to non-members during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(dollars in thousands)
	2026	2025	2026	2025
Energy revenues	$15,313	$32,058	$45,368	$41,333
Total	$15,313	$32,058	$45,368	$41,333
Energy revenues from non-members for the three and six months ended June 30, 2026 and June 30, 2025 were primarily from the sale of the BC Smith Energy Facility deferring members' output into the wholesale market.
Our receivables from non-members at June 30, 2026 and December 31, 2025 were $178,375,000 and $159,225,000, respectively. Our non-member receivables are primarily related to nuclear production tax credits and transactions with non-members for the sale of the BC Smith deferring members' output, affiliated companies and investment income. At June 30, 2026 and December 31, 2025, our receivables from non-members included a receivable of $126,517,000 from the U.S. Government relating to nuclear production tax credits ("45U NPTCs"), pursuant to Internal Revenue Code 45U for fiscal year 2024 that was recognized in December 2025. We have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year Internal Revenue Service ("IRS") statute of limitations has passed and/or completion of an IRS audit for the 2024 45U NPTCs. For information regarding regulatory accounting, see Note J.

As of June 30, 2026 and December 31, 2025, we have a long-term receivable of $53,566,000 from the U.S. Government relating to 45U NPTCs for fiscal year 2025 that was recognized in December 2025. This long-term receivable is included in the Deferred charges and other assets - Other line item within our unaudited consolidated balance sheets. We also have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year IRS statute of limitations has passed and/or completion of an IRS audit for 2025 45U NPTCs. For information regarding regulatory accounting, see Note J.

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
In 2018, we began a rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of Vogtle Units No. 3 and No. 4. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the six months ended June 30, 2026 and 2025 were $33,259,000 and $48,464,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of June 30, 2026, our remaining liability to be credited to our members' bills was $75,920,000. For additional information regarding our revenue deferral plan, see Note J.
In March 2026, we began an additional rate management program that allows us to recover future expense on a current basis from our members. Our members made a one-time election to participate in this program which, in general, allows for additional collections over a three-year period with those amounts then applied to billings over the subsequent three-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Smarr Combined Cycle project. Under this program, amounts billed to participating members during the six months ended June 30, 2026 were $1,600,000. Over the three-year period, we expect to collect $32,200,000 from the participating members under this additional rate management program. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months will be included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. For additional information regarding our additional revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and six months ended June 30, 2026 and 2025 was insignificant.
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
We combine lease and non-lease components for all lease agreements.

Classification	June 30, 2026	December 31, 2025
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(291,323)	(288,688)
Total finance lease assets	$11,409	$14,044
Lease liabilities—Finance leases
Obligations under finance leases	$15,295	$21,578
Long-term debt and finance leases due within one year	12,236	11,595
Total finance lease liabilities	$27,531	$33,173

Classification	June 30, 2026	December 31, 2025
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$6,293	$7,357
Total operating lease assets	$6,293	$7,357
Lease liabilities—Operating leases
Capitalization—Other	$4,323	$5,284
Other current liabilities	1,970	2,073
Total operating lease liabilities	$6,293	$7,357

		Three Months Ended		Six Months Ended
Lease Cost	Classification	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$3,194	$2,603	$5,798	$5,207
Interest on lease liabilities	Interest expense	543	1,134	1,677	2,268
Operating lease cost:	Inventory(1) & production expense	613	592	1,301	1,233
Total leased cost		$4,350	$4,329	$8,776	$8,708
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	June 30, 2026	December 31, 2025
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	3.21	3.55
Operating leases	4.05	4.36
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.12%	6.14%

	Six Months Ended June 30,
	2026	2025
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,833	$2,408
Operating cash flows from operating leases	$1,301	$1,233
Financing cash flows from finance leases	$5,642	$5,067
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$13
Maturity analysis of our finance and operating lease liabilities as of June 30, 2026 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2026	$7,475	$1,170	$8,645
2027	14,949	2,190	17,139
2028	3,052	2,080	5,132
2029	3,052	643	3,695
2030	3,052	389	3,441
Thereafter	1,527	649	2,176
Total lease payments	$33,107	$7,121	$40,228
Less: imputed interest	(5,576)	(828)	(6,404)
Present value of lease liabilities	$27,531	$6,293	$33,824
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Lease income	$1,571	$1,312	$3,106	$2,596
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

Classification
	Six Months Ended
	June 30, 2026	June 30, 2025
	(dollars in thousands)
Cash and cash equivalents	$121,592	$263,052
Restricted cash included in restricted cash and short-term investments	500	1,640
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$122,092	$264,692
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

	(dollars in thousands)
	2026	2025
Regulatory Assets:
Premium and loss on reacquired debt(a)	$26,416	$20,173
Amortization on financing leases(b)	16,393	19,556
Outage costs(c)	59,834	46,781
Asset retirement obligations – Ashpond and other(l)	219,511	228,400
Depreciation expense - Plant Vogtle(d)	30,567	31,279
Depreciation expense - Plant Wansley(e)	305,570	316,106
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	53,157	53,619
Interest rate options cost(g)	120,247	123,650
Deferral of effects on net margin – TA Smith Energy Facility(h)	115,923	118,896
Deferral of effects on net margin – BC Smith Energy Facility(p)	9,925	13,868
Inventory adjustments - TA Smith Energy Facility(q)	13,191	13,701
Accumulated retirement costs for other obligations(i)	19,305	5,479
Natural gas hedges(n)	15,176	—
Other regulatory assets(o)	31,916	32,351
Total Regulatory Assets	$1,037,131	$1,023,859
Regulatory Liabilities:
Deferral of effects on net margin – Hawk Road Energy Facility(h)	14,480	14,788
Major maintenance reserve(j)	132,304	109,028
Deferred debt service adder(k)	197,794	201,836
Asset retirement obligations – Nuclear(l)	328,857	245,133
Revenue deferral plan(m)	75,920	107,784
Other revenue deferral plan(s)	1,595	—
Natural gas hedges(n)	—	10,642
Deferral of direct pay nuclear production tax credits(r)	180,082	180,082
Other regulatory liabilities(o)	155	567
Total Regulatory Liabilities	$931,187	$869,860
Net Regulatory Assets	$105,944	$153,999
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
(n)Represents the deferral of unrealized gains or losses on natural gas contracts.
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
(L)Debt.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of June 30, 2026, we have repaid $784,850,000 of principal on the notes related to these borrowings and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $3,848,178,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
For the six-month period ended June 30, 2026, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $95,655,000 for long-term financing of general and environmental improvements at existing plants and $80,058,000, in April 2026, for our acquisition of the Walton County Power Plant. In conjunction with the loan proceeds received for the acquisition of the Walton County Power Plant, we reclassified, as of March 31, 2026, $73,751,000 of commercial paper to long-term debt and subsequently repaid the corresponding amount of commercial paper in April 2026.
In July 2026, we received $91,707,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Rural Utilities Service Empowering Rural America (New ERA) Loan:
In December 2024, the Rural Utilities Service announced an award to us of a zero-interest loan of up to $331,500,000 under its Empowering Rural America (New ERA) program established under the Inflation Reduction Act of 2022. On May 12, 2026, we and the Rural Utilities Service closed on this loan. We are obligated to use the loan proceeds to refinance an amount of debt approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On June 29, 2026, we issued commercial paper to redeem $297,800,000 of outstanding taxable bonds and to pay approximately $4,381,000 of prepayment premium related to the redemption. The redemption amount was approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On July 8, 2026, we received $302,181,000 in loan proceeds from the Rural Utilities Service that we used to repay on July 9, 2026 the commercial paper that had been issued to refinance the existing debt. This refinancing resulted in interest expense savings that we will pass on to our members. In connection with our receipt of the loan proceeds, we reclassified, approximately $302,181,000 of commercial paper to long-term debt as of June 30, 2026.
d)CFC Term Loan:
On August 10, 2026, we received $40,850,000 in loan proceeds from CFC that we used to repay on August 10, 2026 the commercial paper that had been issued to finance operating costs for four of our electric generating facilities that were deferred or are currently being deferred by our members. In connection with our receipt of the CFC term loan proceeds, we reclassified, approximately $39,125,000 of commercial paper to long-term debt as of June 30, 2026.
e)Credit Facilities:
As of June 30, 2026, we had a total of $1,725,000,000 of committed credit arrangements comprised of four separate facilities with maturity dates that range from March 2027 to May 2029. These credit facilities are for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper. Under our unsecured committed lines of credit that we had in place at June 30, 2026, our credit facilities permit the issuance of up to $810,000,000 in letters of credit in the aggregate, of which $505,000,000 remained available. At June 30, 2026, we had (i) $2,504,000 under these lines of credit in the form of issued letters of credit and (ii) $1,077,352,000 dedicated under one of these lines of credit to support a like face value of commercial paper that was outstanding.
(M)Measurement of Credit Losses on Financial Instruments. The financial assets we hold that are subject to credit losses (Topic 326) are predominately to accounts receivable and certain cash equivalents classified as held-to-maturity debt (e.g. commercial paper). Our receivables are generally due within thirty days or less with a significant portion related to billings to our members. See Note F for information regarding our member receivables. Commercial paper we invest in is rated as investment grade. Given our historical experience, the short duration lifetime of these financial assets and the short time horizon over which to consider expectations of future economic conditions, we have assessed that non-collection of the cost basis of these financial assets is remote and we have not recognized an allowance for credit losses.
(N)Asset Retirement Obligations. During the six months ended June 30, 2026, no change in cash flow estimates related to nuclear or coal ash related asset retirement obligations was recorded. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of coal ash expenditures in the fourth quarter of 2026. Prior period's amount for settlement of asset retirement obligations has been reclassified to conform with current year presentation within our unaudited consolidated statement of cash flows. Settlement of asset retirement obligations were previously included in the Other current liabilities line item of our unaudited consolidated statement of cash flows.

(O)Smarr Combined Cycle Project. We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. As of June 30, 2026, we had incurred costs of approximately $662.0 million with respect to this project. For additional information regarding this project, see Note 14 in our 2025 Form 10-K.

(P)Talbot Combustion Turbine Unit No. 7. We and our members have also approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is approximately $440 million. The projected commercial operation date for this unit is 2029. As of June 30, 2026, we had incurred costs of approximately $68.5 million with respect to this project. For additional information regarding this project, see Note 15 in our 2025 Form 10-K.

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

No amounts have been recognized in our consolidated financial statements as of June 30, 2026 for any potential recoveries from the pending lawsuits. The final outcome of this matter cannot be determined at this time.

Both Plants Hatch and Vogtle have on-site dry spent storage facilities in operation. We expect that facilities at both plants can be expanded to accommodate spent fuel through the expected life of each plant.

For additional information regarding nuclear fuel costs, see Note 1g in our 2025 Form 10-K.

(R)Reportable Segment Information. An operating segment is generally defined as a component of a business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating
21

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
Results of Operations
For the Three and Six Months Ended June 30, 2026 and 2025
Net Margin
Our net margin for the three-month and six-month periods ended June 30, 2026 were $16.2 million and $64.4 million, respectively, compared to $20.3 million and $63.3 million, respectively, for the same periods of 2025. Through June 30, 2026, we collected approximately 115% of our targeted net margin of $55.8 million for the year ending December 31, 2026. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2026 targeted margins for interest ratio of 1.10. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $22.0 million and $6.3 million as of June 30, 2026 and June 30, 2025, respectively. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2025 Form 10-K.
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

The components of member revenues for the three-month and six-month periods ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
	2026	2025	% Change	2026	2025	% Change
Capacity revenues	$395,398	$422,959	(6.5)%	$817,639	$836,296	(2.2)%
Energy revenues	178,759	178,731	—%	463,519	433,695	6.9%
Total	$574,157	$601,690	(4.6)%	$1,281,158	$1,269,991	0.9%
MWh Sales to members(1)	8,388,348	8,086,872	3.7%	15,380,268	15,504,762	(0.8)%
Cents/kWh	6.84	7.44	(8.0)%	8.33	8.19	1.7%
Member energy requirements supplied	75%	74%	1.4%	69%	70%	(1.4)%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
Energy revenues from members increased for the six-month period ended June 30, 2026 compared to the same period in 2025, primarily due to the recovery of higher fuel costs offset by a decrease in megawatt-hours sold to members. Energy revenues from members was relatively unchanged for the three-month period ended June 30, 2026 compared to the same period in 2025. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members decreased slightly for the six-month period ended June 30, 2026 compared to the same period in 2025. Capacity revenues from members decreased for the three-month period ended June 30, 2026 compared to the same period in 2025 primarily due to the increase in refund liability recognized during the second quarter in 2026 compared to the same period in 2025.

Sales to non-members.    Sales to non-members during the three-month and six-month periods ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)

	2026	2025	% Change	2026	2025	% Change
Energy revenues	15,313	32,058	(52.2)%	45,368	41,333	9.8%
Total	$15,313	$32,058	(52.2)%	$45,368	$41,333	9.8%
MWh Sales to non-members	347,057	751,313	(53.8)%	566,716	928,044	(38.9)%
Cents/kWh	4.41	4.27	3.3%	8.01	4.45	80.0%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members decreased for the three-month period ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in megawatt-hours sold to non-members and recovery of lower fuel costs. Energy revenues from non-members increased for the six-month period ended June 30, 2026 compared to the same period in 2025 primarily due to recovery of higher fuel costs offset by a decrease in megawatt-hours sold to non-members.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Fuel Source	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Coal	$26,822	$34,923	(23.2)%	689,435	799,502	(13.8)%	3.89	4.37	(11.0)%
Nuclear	27,770	29,954	(7.3)%	3,789,758	3,780,694	0.2%	0.73	0.79	(7.6)%
Gas:(2)
Combined Cycle	89,480	90,914	(1.6)%	3,746,968	3,731,235	0.4%	2.39	2.44	(2.0)%
Combustion Turbine	29,202	31,047	(5.9)%	781,162	775,755	0.7%	3.74	4.00	(6.5)%
	$173,274	$186,838	(7.3)%	9,007,323	9,087,186	(0.9)%	1.92	2.06	(6.8)%

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Fuel Source	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Coal	$58,163	$78,336	(25.8)%	1,510,838	1,997,285	(24.4)%	3.85	3.92	(1.8)%
Nuclear	52,688	57,572	(8.5)%	7,220,197	7,300,135	(1.1)%	0.73	0.79	(7.6)%
Gas:(2)
Combined Cycle	289,872	248,108	16.8%	6,739,064	6,701,097	0.6%	4.30	3.70	16.2%
Combustion Turbine	57,942	45,469	27.4%	969,307	880,025	10.1%	5.98	5.17	15.7%
	$458,665	$429,485	6.8%	16,439,406	16,878,542	(2.6)%	2.79	2.54	9.8%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
(2) Realized gains and losses on natural gas swaps are included in fuel expense.

Total fuel costs increased for the six-month period ended June 30, 2026 compared to the same period in 2025 as a result of an increase in the average cost of fuel offset by a decrease in generation for members. The increase in average fuel cost was primarily driven by significantly elevated natural gas prices during winter storm events from mid-January 2026 through mid-February 2026. The decrease in generation was primarily attributable to lower output from our coal-fired generating units compared to the same period in 2025, reflecting reduced dispatch during the six-month period ended June 30, 2026 compared to the same period in 2025 when natural gas costs were comparatively lower except during the winter storm events period. Total fuel costs decreased for the three-month period ended June 30, 2026 compared to the same period in 2025 primarily as a result of a decrease in generation for members and a decrease in the average cost of fuel. The decrease in generation was primarily attributable to lower output from our coal-fired generating units compared to the same period in 2025, reflecting reduced dispatch during the three-month period ended June 30, 2026 compared to the same period in 2025 when natural gas costs were comparatively lower.
Production Expenses
Production costs decreased for three-month and six-month periods ended June 30, 2026 as compared to the same periods in 2025 primarily as a result of lower fixed major maintenance outage costs associated with our natural gas-fired facilities offset by the deferral of net margins associated with BC Smith. Production costs can vary due to the number and extent of maintenance outages in a given year.
Depreciation and Amortization
Depreciation and amortization increased slightly for the three-month and six-month periods ended June 30, 2026 as compared to the same periods in 2025.

Interest Charges
Net interest charges remained relatively unchanged for the three-month and six-month periods ended June 30, 2026 as compared to the same periods in 2025. The allowance for debt funds used during construction increased for the three-month and six-month periods ended June 30, 2026 primarily due to capitalization of interest related to construction of Smarr Combined Cycle project as compared to the same periods in 2025.
Financial Condition
Balance Sheet Analysis as of June 30, 2026
Assets
Cash used for property additions for the six-month period ended June 30, 2026 totaled $623.7 million. Of this amount, $490.4 million related to construction work in progress during the six-month period ended June 30, 2026, primarily due to construction at our two new natural gas-fired generation resources as well as additions and replacements at our existing electric generating facilities. An additional $63.1 million was for nuclear fuel purchases.

The increase in the nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to continued appreciation in the stock market during the six-month period ended June 30, 2026.

Long-term investments decreased $6.9 million for the six-month period ended June 30, 2026, primarily due to a $39.1 million redemption of coal ash investments to fund settlement of asset retirement obligations, $33.3 million redeemed to fund expenses associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, and redemption of $18.1 million to fund major maintenance outages expenses. Offsetting these decreases was a $83.6 million increase in funds invested, including reinvestment of earnings. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.

Inventories increased $35.4 million during the six-month period ended June 30, 2026 primarily due to an increase of $26.2 million in material and supplies at our electric generating facilities and an increase in fuel inventories of $9.2 million due to decreased generation at our coal-fired units and the associated decrease in coal burn.

Regulatory assets increased $13.3 million largely as a result of a $15.2 million increase in our asset associated with unrealized losses on our natural gas contracts and a $13.8 million increase in our deferral of retirement costs associated with long-lived assets for which there are no legal obligations to retire the assets. Offsetting these increases was a $10.5 million decrease in our regulatory asset for the accelerated depreciation associated with the early retirement of Plant Wansley, which occurred in 2022, and an $8.9 million decrease in the deferral associated with coal ash pond asset retirement obligations.
Equity and Liabilities
Long-term debt and long-term debt and finance leases due within one year increased $26.5 million for the six-month period ended June 30, 2026 and was primarily the result of reclassification of $302.2 million of commercial paper to long-term debt that was refinanced through proceeds under Rural Utilities Service's Empowering Rural America (New ERA) loan program in July 2026, $175.7 million in advances under Rural Utilities Service-guaranteed loans and the reclassification of $39.1 million of commercial paper to long-term debt that was refinanced through proceeds under the CFC term loan in August 2026. Offsetting these increases was $497.6 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for the new Smarr Combined Cycle and Talbot Unit No. 7 projects and the deferral of effects on net margin for Washington County Power Plant, BC Smith, Walton County and Baconton, increased $273.3 million during the six-month period ended June 30, 2026. This increase was primarily as a result of borrowings of $722.5 million, offset by the reclassification of $302.2 million of commercial paper to long-term debt that was refinanced through proceeds under the Rural Utilities Service's New ERA loan program in July 2026, repayments of $107.9 million and the reclassification of $39.1 million of commercial paper to long-term debt that was refinanced through proceeds under the CFC term loan in August 2026 for commercial paper that had been issued to finance operating costs for four of our electric generating facilities that were deferred or are currently being deferred by our members.
Accounts payable decreased $118.3 million during the six-month period ended June 30, 2026, primarily due to applying $70.6 million in credits to our members' bills in the first quarter of 2026 for a board-approved reduction in 2025 revenue in excess of the requirement to meet the 2025 targeted net margin, a $50.2 million decrease in Georgia Power payables and a $27.1 million decrease in trade payables offset by a $22.0 million refund liability recognized during the second quarter of 2026.

Other current liabilities decreased $12.7 million for the six-month period ended June 30, 2026, primarily as a result of a $27.3 million decrease in accrued property taxes offset by a $14.6 million increase in accrued liabilities principally for property additions for our new generation projects.
Regulatory liabilities increased $61.3 million for the six-month period ended June 30, 2026 primarily due to an $83.7 million increase in deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments and a net $23.3 million increase in the liability for collections of future major maintenance outage costs. Offsetting these increases, was a $31.9 million decrease in the liability for our revenue deferral rate management plan, which is associated with the Vogtle Units No. 3 and No. 4, and a $10.6 million decrease in the liability associated with unrealized gains on our natural gas contracts. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.
Capital Requirements and Liquidity and Sources of Capital
Future Power Resources
Smarr Combined Cycle Generation Facility
We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. As of June 30, 2026, we had incurred costs of approximately $662.0 million with respect to this project. For additional information regarding this project, see Note 14 in our 2025 Form 10-K.

Talbot Combustion Turbine Unit No. 7
We and our members have also approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is approximately $440 million. The projected commercial operation date for this unit is 2029. As of June 30, 2026, we had incurred costs of approximately $68.5 million with respect to this project. For additional information regarding this project, see Note 15 in our 2025 Form 10-K.

We intend to finance the Smarr and Talbot projects on an intermediate-term basis through our commercial paper program as well as through intermediate-term capital markets debt issuances or bank financings. We are pursuing Rural Utilities Service financing as our primary source of long-term financing for the Smarr Combined Cycle and Talbot Unit No. 7 projects, subject to program availability, and we expect to issue first mortgage bonds for any costs not financed by the Rural Utilities Service.

Additional Approved Resources

We and our members have also approved the development and construction of several additional projects. One project is an approximately 713-megawatt, one-unit combined cycle generation facility. Our preliminary cost estimate for this project is approximately $2.3 billion to $2.7 billion and the projected commercial operation date is 2033. We are evaluating additional natural gas transportation options in connection with this resource. A second project is to modify one of our existing natural gas facilities by constructing an additional 209-megawatt combustion turbine unit to modernize and replace one or more older units. Our preliminary cost estimate for this modification is approximately $525 million to $625 million and the projected commercial operation date is 2032. We and our members are also proceeding with over 100 megawatts of capacity upgrades to some of our existing generation resources that will be phased in through 2031 and have an aggregate budget of approximately $200 million.

We and our members may also consider additional generation and capacity upgrades beyond these resources in the future. See “RISK FACTORS” for a discussion of certain risks associated with these new generation projects in our 2025 Form 10-K.

Plant Hatch

On June 12, 2026, the Nuclear Regulatory Commission approved Southern Nuclear Operating Company, Inc.'s subsequent license renewal application for Plant Hatch Units No. 1 and No. 2, renewing both units' operating licenses for an additional 20 years (through years 2054 and 2058 for Units No. 1 and No. 2, respectively).

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

Liquidity
At June 30, 2026, we had $767 million of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $122 million in cash and cash equivalents and $645 million available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available June 30, 2026	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 11 banks led by CFC'(1)	$1,275	$198	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	197	March 2027
Secured Facilities:
CFC Term Loan(2)	250	140	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents the face value of outstanding commercial paper at June 30, 2026.

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
(3)At June 30, 2026, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties.

A portion of our unrestricted available liquidity is allocated to support $40.5 million of weekly variable rate bonds that do not have external credit or liquidity support. The holders of these bonds may tender their bonds for purchase upon seven days' notice, and we are obligated to purchase any of these bonds which are tendered for purchase and not remarketed.

We have the flexibility to use the $1.3 billion syndicated line of credit for several purposes, including borrowing for general corporate purposes, issuing letters of credit and backing up commercial paper.

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.3 billion syndicated line of credit. At June 30, 2026, our $1.1 billion of outstanding commercial paper was primarily used to provide interim funding for:

•costs related to the new Smarr Combined Cycle and Talbot Unit No. 7 projects,

•the interim refinancing of first mortgage bonds in an amount approximately equal to the regulatory assets established in connection with the retirement of Plant Wansley, pending receipt of proceeds from the Rural Utilities Service’s zero-interest New ERA loan,

•costs related to capital expenditures for existing generating facilities, and

•net costs, after off-system sales revenues, associated with recently acquired generation facilities (BC Smith, Baconton, Washington County, and Walton County) prior to recovery through member rates.

In July 2026, we received $302.2 million of long-term financing through the Rural Utilities Service’s zero-interest New ERA loan to refinance debt approximately equal to the regulatory assets established in connection with the retirement of Plant Wansley, the proceeds of which were used to repay the related commercial paper borrowings. In August 2026, we borrowed $41 million under the CFC Term Loan facility, to provide long-term financing for a portion of the net costs, after off-system sales revenues, associated with recently acquired generation facilities that were incurred prior to recovery through member rates. We used the proceeds from this loan advance to repay the related commercial paper borrowings.

We are pursuing Rural Utilities Service financing as our primary source of long-term financing for the Smarr Combined Cycle and Talbot Unit No. 7 projects as well as for capital expenditures for existing generating facilities, subject to program availability. We intend to issue first mortgage bonds to provide long-term financing for certain other costs, including any costs for the Smarr Combined Cycle and Talbot Unit No. 7 projects not financed by the Rural Utilities Service. We intend to use long-term bank financing secured under our first mortgage indenture for the remaining net costs associated with recently acquired generation facilities that are incurred prior to recovery through member rates. We intend to seek intermediate-term financing through new unsecured bank loans and through first mortgage bond issuances in the capital markets to fund, prior to arranging long-term financing, a portion of the costs of the Smarr Combined Cycle and Talbot Unit No. 7 projects, and for capital expenditures on existing generating facilities.

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $505 million remained available at June 30, 2026. This letter of credit issuance capacity includes up to $500 million under our $1.3 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new natural gas resources, until intermediate or long-term financing is obtained.

Three of our credit facilities contain a financial covenant that requires us to maintain minimum levels of patronage capital. At June 30, 2026, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Two of these agreements contain an additional covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At June 30, 2026, we had $1.1 billion of unsecured indebtedness outstanding.
Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At June 30, 2026, we had five members participating in the program and a balance of $58.8 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At June 30, 2026, we had $12.6 billion of long-term debt outstanding, consisting of $12.2 billion under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future, $0.3 billion of commercial paper that we reclassified to long-term debt in connection with our receipt of New ERA loan proceeds from the Rural Utilities Service on July 8, 2026 and $39.1 million of commercial paper that we reclassified to long-term debt in connection with our receipt of CFC term loan proceeds on August 10, 2026. On July 8, 2026, our long-term debt outstanding balance, under our first mortgage indenture increased from $12.2 billion to $12.5 billion due to our $0.3 billion advance under the Rural Utilities Service's New ERA loan.

See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2025 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our current Rural Utilities Service-Guaranteed Loans as of June 30, 2026 is provided in the table below:

Current Rural Utilities Service-Guaranteed Loans
	Amount Approved	Amount Advanced June 30, 2026	Amount Remaining June 30, 2026
	(dollars in millions)
General and Environmental Improvements[1,2]	$630.3	$510.3	$120.0
General and Environmental Improvements[3,4]	755.2	408.8	346.4
General and Environmental Improvements[5]	112.6	—	112.6
Walton Acquisition	80.1	80.1	—
New ERA Wansley Debt Refinancing[6]	331.5	—	331.5
Total	$1,909.7	$999.2	$910.5

(1) We are able to advance under this loan through September 30, 2026.
(2) We advanced an additional $32.9 million available under this loan in July 2026.
(3) We are able to advance under this loan through May 30, 2028.
(4) We advanced an additional $58.8 million available under this loan in July 2026.
(5) This loan was conditionally approved by the Rural Utilities Service in February 2026 and we expect to close and advance on this loan in 2027.
(6) The New ERA loan is a direct loan from the Rural Utilities Service. We advanced $302.2 million available under this loan in July 2026.

As of June 30, 2026, we had $2.9 billion of debt outstanding under various Rural Utilities Service-guaranteed loans.

Subsequent to June 30, 2026, the Rural Utilities Service conditionally approved two additional loans. In July 2026, the Rural Utilities Service conditionally approved a Rural Utilities Service-guaranteed loan for general and environmental improvements in the amount of $486.7 million that we expect to close on and advance by 2027. On August 6, 2026, the Rural Utilities Service conditionally approved a $3,324.3 million loan for our Smarr Combined Cycle project that we expect to close on and advance by 2028. The Smarr Combined Cycle loan is divided into a $1,861 million Rural Utilities Service direct loan and a $1,463 million Rural Utilities Service-guaranteed loan. We have also applied for an additional $415 million Rural Utilities Service-guaranteed loan to provide for long-term financing for our Talbot Unit No. 7 project. All loan applications are subject to review and approval by the Rural Utilities Service and, if conditionally committed, remain subject to standard loan closing conditions.

In December 2024, the Rural Utilities Service announced an award to us of a zero-interest loan of up to $331.5 million under its Empowering Rural America (New ERA) program established under the Inflation Reduction Act of 2022. On May 12, 2026, we and the Rural Utilities Service closed on this loan. We are obligated to use the loan proceeds to refinance an amount of debt approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On June 29, 2026, we issued commercial paper to redeem $297.8 million of outstanding taxable bonds and to pay approximately $4.4 million of prepayment premium related to the redemption. The redemption amount was approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On July 8, 2026, we received $302.2 million in loan proceeds from the Rural Utilities Service that we used to repay on July 9, 2026 the commercial paper that had been issued to refinance the existing debt. This refinancing resulted in interest expense savings that we will pass on to our members. In connection with our receipt of the loan proceeds, we reclassified, approximately $302.2 million of commercial paper to long-term debt as of June 30, 2026.

All of the amounts outstanding under Rural Utilities Service-guaranteed or direct loans are secured ratably with all other debt under our first mortgage indenture.
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

Item 4.    Controls and Procedures
As of June 30, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
There have been no changes in internal control over financial reporting or other factors that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended June 30, 2026, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
4.1	Fifteenth Amended and Restated Loan Contract, dated as of May 12, 2026, between Oglethorpe and the United States of America.
4.2
Ninety-Fourth Supplemental Indenture, dated as of May 12, 2026, made by Oglethorpe to U.S. Bank Trust Company, National Association, as trustee, relating to the Series 2026 (AL440 RUS New ERA) Reimbursement Note.

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	August 13, 2026	By:	/s/ Annalisa M. Bloodworth
Annalisa M. Bloodworth President and Chief Executive Officer

Date:	August 13, 2026		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)