Form 10-Q
period 2026-09-30
OGLETHORPE POWER CORP
filed 2026-11-12
CIK 788816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

OGLETHORPE POWER CORPORATION
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
iii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2026 and December 31, 2025

	(dollars in thousands)
	2026	2025
Assets
Electric plant:
In service	$17,790,825	$17,663,646
Right-of-use assets—finance leases	302,732	302,732
Less: Accumulated provision for depreciation	(6,173,532)	(5,933,906)
Electric plant in service, net	11,920,025	12,032,472

Nuclear fuel, at amortized cost	428,152	408,556
Construction work in progress	1,456,181	787,886
Total electric plant	13,804,358	13,228,914

Investments and funds:
Nuclear decommissioning trust fund	922,188	855,223
Investment in associated companies	94,606	91,378
Long-term investments	652,619	653,265
Other	15,411	42,111
Total investments and funds	1,684,824	1,641,977

Current assets:
Cash and cash equivalents	254,878	251,119
Restricted cash and short-term investments	2,140	500
Short-term investments	63,244	80,164
Receivables	434,240	397,059
Inventories, at weighted average cost	411,440	372,765
Prepayments and other current assets	64,603	45,472
Total current assets	1,230,545	1,147,079

Deferred charges and other assets:
Regulatory assets	1,025,202	1,023,859
Prepayments to Georgia Power Company	16,519	22,419
Other	90,295	85,551
Total deferred charges	1,132,016	1,131,829
Total assets	$17,851,743	$17,149,799

The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Balance Sheets (Unaudited) September 30, 2026 and December 31, 2025

	(dollars in thousands)

	2026	2025
Equity and Liabilities

Capitalization:
Patronage capital and membership fees	$1,468,004	$1,383,773
Long-term debt	12,545,500	12,065,863
Obligation under finance leases	15,295	21,578
Obligation under Rocky Mountain transactions	7,397	34,099
Other	3,848	5,284
Total capitalization	14,040,044	13,510,597

Current liabilities:
Long-term debt and finance leases due within one year	408,073	391,726
Short-term borrowings	511,197	459,513
Accounts payable	227,060	248,499
Accrued interest	102,161	91,146
Member power bill prepayments, current	11,857	28,453
Other current liabilities	292,504	215,193
Total current liabilities	1,552,852	1,434,530

Deferred credits and other liabilities:
Asset retirement obligations	1,307,361	1,280,941
Member power bill prepayments, non-current	30,450	38,300
Regulatory liabilities	908,910	869,860
Other	12,126	15,571
Total deferred credits and other liabilities	2,258,847	2,204,672
Total equity and liabilities	$17,851,743	$17,149,799
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Revenues and Expenses (Unaudited) For the Three and Nine Months Ended September 30, 2026 and 2025

	(dollars in thousands)

	Three Months		Nine Months
	2026	2025	2026	2025
Operating revenues:
Sales to members	$666,272	$594,248	$1,947,430	$1,864,239
Sales to non-members	27,922	37,213	73,290	78,546
Total operating revenues	694,194	631,461	2,020,720	1,942,785
Operating expenses:
Fuel	269,163	224,759	727,828	654,244
Production	138,552	137,928	410,408	426,212
Depreciation and amortization	111,878	108,992	333,930	322,590
Purchased power	23,408	22,124	69,408	65,964
Accretion	14,880	14,728	44,386	43,867
Total operating expenses	557,881	508,531	1,585,960	1,512,877
Operating margin	136,313	122,930	434,760	429,908

Other income:
Investment income	8,145	8,056	22,875	24,600
Other	2,923	2,736	11,557	6,787
Total other income	11,068	10,792	34,432	31,387

Interest charges:
Interest expense	138,387	134,715	409,864	402,686
Allowance for debt funds used during construction	(13,446)	(5,398)	(32,447)	(14,117)
Amortization of debt discount and expense	2,582	2,527	7,544	7,547
Net interest charges	127,523	131,844	384,961	396,116
Net margin	$19,858	$1,878	$84,231	$65,179
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Patronage Capital and Membership Fees (Unaudited) For the Three and Nine Months Ended September 30, 2026 and 2025

(dollars in thousands)
Balance at December 31, 2024	$1,328,418
Net margin	43,006
Balance at March 31, 2025	$1,371,424
Net margin	20,295
Balance at June 30, 2025	$1,391,719
Net margin	1,878
Balance at September 30, 2025	$1,393,597
Balance at December 31, 2025	$1,383,773
Net margin	48,149
Balance at March 31, 2026	$1,431,922
Net margin	16,224
Balance at June 30, 2026	$1,448,146
Net margin	19,858
Balance at September 30, 2026	$1,468,004
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2026 and 2025

	(dollars in thousands)
	2026	2025
Cash flows from operating activities:
Net margin	$84,231	$65,179
Adjustments to reconcile net margin to net cash provided by operating activities:
Depreciation and amortization, including nuclear fuel	466,348	447,832
Accretion cost	44,386	43,867
Amortization of deferred gains	(1,341)	(1,341)
Allowance for equity funds used during construction	(1,900)	(2,114)
Deferred outage costs	(47,802)	(35,140)
Loss (gain) on sale of investments	3,666	(35,509)
Regulatory deferral of costs associated with nuclear decommissioning	(803)	40,803
Other	7,426	(11,080)
Change in operating assets and liabilities:
Receivables	(29,104)	4,297
Inventories	(38,675)	6,660
Prepayments and other current assets	(2,955)	(6,465)
Accounts payable	(44,603)	5,147
Accrued interest	11,015	25,621
Accrued taxes	(7,438)	4,416
Settlement of asset retirement obligations	(27,490)	(28,896)
Other current liabilities	(2,190)	3,335
Rate management programs disbursements, net	(51,877)	(82,832)
Other	(24,446)	(17,345)
Total adjustments	252,217	361,256
Net cash provided by operating activities	336,448	426,435
Cash flows from investing activities:
Property additions	(904,281)	(569,616)
Litigation proceeds received for capitalized spent nuclear fuel storage costs	—	21,684
Activity in nuclear decommissioning trust fund—Purchases	(1,014,455)	(915,869)
Activity in nuclear decommissioning trust fund—Proceeds	993,168	895,135
Activity in long-term and short-term investments—Purchases	(290,031)	(216,954)
Activity in long-term and short-term investments—Proceeds	315,486	288,615
Other	1,758	(1,199)
Net cash used in investing activities	(898,355)	(498,204)
Cash flows from financing activities:
Long-term debt proceeds	610,451	474,299
Long-term debt payments	(574,183)	(281,183)
Increase (decrease) in commercial paper borrowings, net	497,065	(148,948)
Other	33,973	466
Net cash provided by financing activities	567,306	44,634
Net increase (decrease) in cash, cash equivalents and restricted cash	5,399	(27,135)
Cash, cash equivalents and restricted cash at beginning of period	251,619	338,313
Cash, cash equivalents and restricted cash at end of period	$257,018	$311,178
Supplemental cash flow information:
Cash paid for—
Interest (net of amounts capitalized)	$364,658	$361,316
Supplemental disclosure of non-cash investing and financing activities:
Revisions to estimated retirement obligations	$9,655	$—
Accrued property additions at end of period	$255,127	$203,197
The accompanying notes are an integral part of these consolidated financial statements.

Oglethorpe Power Corporation
Notes to Unaudited Consolidated Financial Statements

(A)General.    The consolidated financial statements included in this report have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in this report reflects all adjustments (which include only normal recurring adjustments) and estimates necessary to fairly state, in all material respects, our financial condition and results of operations for the three-month and nine-month periods ended September 30, 2026 and 2025. Examples of estimates used include items related to (i) our asset retirement obligations, such as closure and post-closure cost estimates, timing of expenditures, escalation factors and discount rates, and (ii) depreciation rates, such as determining the depreciable service lives. Actual results could differ from our estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. The results of operations for the three-month and nine-month periods ended September 30, 2026 are not necessarily indicative of results to be expected for the full year. As noted in our 2025 Form 10-K, our revenues consist primarily of sales to our 38 electric distribution cooperative members and, thus, the receivables on the consolidated balance sheets are principally from our members. See "Notes to Consolidated Financial Statements" in our 2025 Form 10-K.
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
The tables below detail assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$286,392	$286,392	$—	$—
Corporate bonds and debt	109,708	—	109,793	(85)
US Treasury securities	82,764	82,764	—	—
Mortgage backed securities	55,590	—	55,590	—
Domestic mutual funds	128,706	128,706	—	—
Municipal bonds	3,369	—	3,369	—
Federal agency securities	9,106	—	9,106	—
Non-US Gov't bonds & private placements	19,147	—	19,147	—
International mutual funds	206,479	—	206,479	—
Other	20,927	20,927	—	—
Long-term investments:
Corporate bonds and debt	30,874	—	30,874	—
US Treasury securities	41,217	41,217	—	—
Mortgage backed securities	24,364	—	24,364	—
Domestic mutual funds	458,519	458,519	—	—
Treasury STRIPS	38,485	—	38,485	—
Non-US Gov't bonds & private placements	2,984	—	2,984	—
International mutual funds	55,533	—	55,533	—
Other	643	643	—	—
Short-term investments: Treasury STRIPS	63,244	—	63,244	—
Natural gas swaps	(19,833)	—	(19,833)	—

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Nuclear decommissioning trust funds:
Domestic equity	$254,191	$254,191	$—	$—
Corporate bonds and debt	108,799	—	107,808	991
US Treasury securities	85,520	85,520	—	—
Mortgage backed securities	65,814	—	65,814	—
Domestic mutual funds	109,307	109,307	—	—
Municipal bonds	6,627	—	6,627	—
Federal agency securities	9,082	—	9,082	—
Non-US Gov't bonds & private placements	14,234	—	14,234	—
International mutual funds	180,112	—	180,112	—
Other	21,537	21,537	—	—
Long-term investments:
Corporate bonds and debt	27,967	—	27,967	—
US Treasury securities	36,716	36,716	—	—
Mortgage backed securities	28,996	—	28,996	—
Domestic mutual funds	430,593	430,593	—	—
Treasury STRIPS	76,392	—	76,392	—
Non-US Gov't bonds & private placements	3,294	—	3,294	—
International mutual funds	48,935	—	48,935	—
Other	372	372	—	—
Short-term investments: Treasury STRIPS	80,164	—	80,164	—
Natural gas swaps	10,642	—	10,642	—

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
The estimated fair values of our long-term debt, including current maturities at September 30, 2026 and December 31, 2025 were as follows:

	2026		2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$13,053,349	$10,331,122	$12,566,059	$11,008,470

The estimated fair value of long-term debt is classified as Level 2 and is estimated based on observed or quoted market prices for the same or similar issues or on current rates offered to us for debt of similar maturities. The primary sources of our long-term debt consist of first mortgage bonds, pollution control revenue bonds and long-term debt issued by the Federal Financing Bank that is guaranteed by the Rural Utilities Service or the U.S. Department of Energy. The valuations for the first mortgage bonds and the pollution control revenue bonds were obtained from a third party data reporting service, and are based on secondary market trading of our debt. Valuations for debt issued by the Federal

Financing Bank are based on U.S. Treasury rates as of September 30, 2026 and December 31, 2025 plus an applicable spread, which reflects our borrowing rate for new loans of this type from the Federal Financing Bank.
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
It is possible that volatility in commodity prices could cause us to have credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations, we could suffer a financial loss. However, as of September 30, 2026, all of the counterparties with transaction amounts outstanding under our derivative programs are rated investment grade by the major rating agencies or have provided a guaranty from one of their affiliates that is rated investment grade.
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
At September 30, 2026 and December 31, 2025, the estimated fair values of our natural gas contracts were net liabilities and net assets of approximately $19,833,000 and $10,642,000, respectively.
At September 30, 2026 and December 31, 2025, one of our counterparties was required to post credit collateral totaling $2,140,000 and $500,000, respectively, under our natural gas swap agreements. Such posted collateral is classified as restricted cash and included in the Restricted cash and short-term investments line item within our unaudited consolidated balance sheets.

The following table reflects the notional volume of our natural gas derivatives as of September 30, 2026 that is expected to settle or mature each year:

Year	Natural Gas Swaps (MMBTUs) (in millions)
2026	5.4
2027	33.9
2028	27.2
2029	25.5
2030	21.9
2031	13.2
Total	127.1
The table below reflects the fair value of derivative instruments subject to the right of setoff and their effect on our consolidated balance sheets at September 30, 2026 and December 31, 2025. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Consolidated Balance Sheet Location	Fair Value
		2026			2025
		Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet	Assets	Liabilities	Net Carrying Value Presented on the Balance Sheet
Assets		(dollars in thousands)
Natural gas swaps	Other current assets	$—	$—	$—	$14,775	$(2,505)	$12,270
Natural gas swaps	Other deferred charges	4,123	(1,365)	2,758	3,084	(1,251)	1,833
Liabilities
Natural gas swaps	Other current liabilities	$123	$(21,879)	$(21,756)	$145	$(435)	$(290)
Natural gas swaps	Other deferred credits	928	(1,763)	(835)	1,020	(4,191)	(3,171)
Total		$5,174	$(25,007)	$(19,833)	$19,024	$(8,382)	$10,642
The following table presents the gross realized gains and (losses) on derivative instruments recognized in net margins for the three and nine months ended September 30, 2026 and 2025.

	Statement of Revenues and Expenses Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(dollars in thousands)
Natural gas swaps gains	Fuel	$1,574	$5,040	$11,804	$12,998
Natural gas swaps losses	Fuel	(2,512)	(2,640)	(5,506)	(5,035)
Total		$(938)	$2,400	$6,298	$7,963

The following table presents the unrealized gains and losses on derivative instruments deferred on the balance sheet at September 30, 2026 and December 31, 2025.

	Balance Sheet Location	2026	2025
		(dollars in thousands)
Natural gas swaps	Regulatory asset	$19,833	$—
Natural gas swaps	Regulatory liability	$—	$10,642
Total		$19,833	$10,642
(D)Investment Securities.    Investment securities we hold are recorded at fair value in the accompanying consolidated balance sheets. We apply regulated operations accounting to the unrealized gains and losses of all investment securities. All realized and unrealized gains and losses are determined using the specific identification method.
The following tables summarize debt and equity securities as of September 30, 2026 and December 31, 2025.

	Gross Unrealized
	(dollars in thousands)
September 30, 2026	Cost	Gains	Losses	Fair Value
Equity	$425,867	$393,555	$(5,537)	$813,885
Debt	823,263	6,981	(27,592)	802,652
Other	21,048	871	(405)	21,514
Total	$1,270,178	$401,407	$(33,534)	$1,638,051

	Gross Unrealized
	(dollars in thousands)
December 31, 2025	Cost	Gains	Losses	Fair Value
Equity	$407,059	$313,033	$(4,440)	$715,652
Debt	850,056	10,509	(9,398)	851,167
Other	22,506	205	(878)	21,833
Total	$1,279,621	$323,747	$(14,716)	$1,588,652

The cost basis of our debt securities that were in unrealized loss positions at September 30, 2026 was $749,886,000. At September 30, 2026, $12,624,000 of the $27,592,000 of unrealized losses relates to securities that have been in unrealized loss positions for less than twelve months and $14,968,000 relates to securities that have been in unrealized loss positions for greater than twelve months. These unrealized losses are primarily attributable to increases in market interest rates following our purchase of these securities.

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
Each of our members is obligated to pay us for capacity and energy we furnish under the wholesale power contract in accordance with rates we establish. We review our rates periodically but are required to do so at least once every year. Revenues from our members are derived through a cost-plus rate structure which is set forth as a formula in the rate schedule to the wholesale power contracts. The formulary rate provides for the pass-through of our (i) fixed costs (net of any income from other sources) plus a targeted margin as capacity revenues and (ii) variable costs as energy revenues from our members. Power purchase and sale agreements between us and non-members obligate each non-member to pay us for capacity, if any, and energy furnished in accordance with the prices mutually agreed upon. Margins produced from non-member sales are included in our rate schedule formula and reduce revenue requirements from our members. As of September 30, 2026 and December 31, 2025, we did not have any significant long-term contracts with non-members.
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
We are required under our first mortgage indenture to produce a margins for interest ratio of at least 1.10 for each fiscal year. For 2025 and 2026, our board of directors approved budgets to achieve a 1.10 margins for interest ratio, respectively. Historically, our board of directors has approved adjustments to revenue collected by year end such that revenue in excess of that required to meet the targeted margins for interest ratio is refunded to the members. Given that our capacity revenues are based upon budgeted expenditures and generally recognized and billed to our members in equal monthly installments over the course of the year, we may recognize capacity revenues that exceed our actual fixed costs and targeted margins in any given interim reporting period. At each interim reporting period we assess our projected revenue requirements through year end to determine whether a refund to our members of excess consideration is likely. If so, we reduce our capacity revenues and recognize a refund liability to our members. Refund liabilities, if any, are included in accounts payable on our unaudited consolidated balance sheets. As of September 30, 2026 and September 30, 2025, we recognized refund liabilities totaling $38,000,000 and $37,100,000, respectively. As of December 31, 2025, we recognized refund liabilities totaling $70,632,000. Based on our current agreements with non-members, we do not refund any consideration received from non-members.
Sales to members for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)

	2026	2025	2026	2025
Capacity revenues	$397,847	$373,386	$1,215,486	$1,209,682
Energy revenues	268,425	220,862	731,944	654,557
Total	$666,272	$594,248	$1,947,430	$1,864,239

Receivables from contracts with our members at September 30, 2026 and December 31, 2025 were $236,164,000 and $237,834,000, respectively.
Sales to non-members during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(dollars in thousands)
	2026	2025	2026	2025
Energy revenues	$27,922	$37,213	$73,290	$78,546
Total	$27,922	$37,213	$73,290	$78,546
Energy revenues from non-members for the three and nine months ended September 30, 2026 and September 30, 2025 were primarily from the sale of the BC Smith Energy Facility deferring members' output into the wholesale market.
Our receivables from non-members at September 30, 2026 and December 31, 2025 were $198,076,000 and $159,225,000, respectively. Our non-member receivables are primarily related to nuclear production tax credits and transactions with non-members for the sale of the BC Smith deferring members' output, transactions with Georgia Power, affiliated companies and investment income. At September 30, 2026 and December 31, 2025, our receivables from non-members included a receivable of $126,517,000 from the U.S. Government relating to nuclear production tax credits ("45U NPTCs"), pursuant to Internal Revenue Code 45U for fiscal year 2024 that was recognized in December 2025. We have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year Internal Revenue Service ("IRS") statute of limitations has passed and/or completion of an IRS audit for the 2024 45U NPTCs. For information regarding regulatory accounting, see Note J.

As of September 30, 2026 and December 31, 2025, we have a long-term receivable of $53,566,000 from the U.S. Government relating to 45U NPTCs for fiscal year 2025 that was recognized in December 2025. This long-term receivable is included in the Deferred charges and other assets - Other line item within our unaudited consolidated balance sheets. We also have applied regulatory accounting to these tax credits and are deferring the benefit until the three-year IRS statute of limitations has passed and/or completion of an IRS audit for 2025 45U NPTCs. For information regarding regulatory accounting, see Note J.

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
In 2018, we began a rate management program that allowed us to recover future expense on a current basis from our members. In general, the program allowed for additional collections over a five-year period with those amounts then applied to billings over the subsequent five-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of Vogtle Units No. 3 and No. 4. During the first quarter of 2022, we began applying billing credits to some of our participating members within this program. In December 2022, collections from our members ended for this rate management program. Under this program, net billing credits to participating members during the nine months ended September 30, 2026 and 2025 were $49,889,000 and $72,696,000, respectively. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months are included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we applied regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program are amortized to income when applied to members' bills. The net cumulative amount billed since inception of the program totaled $369,102,000. As of September 30, 2026, our remaining liability to be credited to our members' bills was $59,805,000. For additional information regarding our revenue deferral plan, see Note J.
In March 2026, we began an additional rate management program that allows us to recover future expense on a current basis from our members. Our members made a one-time election to participate in this program which, in general, allows for additional collections over a three-year period with those amounts then applied to billings over the subsequent three-year period. The program is designed primarily as a mechanism to assist our members in managing the rate impacts associated with the commercial operation of the new Smarr Combined Cycle project. Under this program, amounts billed to participating members during the nine months ended September 30, 2026 were $4,000,000. Over the three-year period, we expect to collect $53,200,000 from the participating members under this additional rate management program. Funds collected through this program are invested and held until applied to members' bills. Investments that mature and are expected to be applied to members' bills within the next twelve months will be included in the Short-term investments line item within our unaudited consolidated balance sheets. In conjunction with this program, we are applying regulated operations accounting to defer these revenues and related investment income on the funds collected. Amounts deferred under the program will be amortized to income when applied to members' bills. For additional information regarding our additional revenue deferral plan, see Note J.
(G)Leases.    As a lessee, we have a relatively small portfolio of leases with the most significant being our 60% undivided interest in Scherer Unit No. 2 and railcar leases for the transportation of coal. We also have various other leases of minimal value.
We classify our four Scherer Unit No. 2 leases as finance leases and our railcar leases as operating leases. We have made an accounting policy election not to recognize right-of-use assets and lease liabilities that arise from short-term leases, leases having an initial term of 12 months or less, for any class of underlying asset. We recognize lease expense for short-term leases on a straight-line basis over the lease term. Lease expense recognized for our short-term leases during the three and nine months ended September 30, 2026 and 2025 was insignificant.
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
We combine lease and non-lease components for all lease agreements.

Classification	September 30, 2026	December 31, 2025
	(dollars in thousands)
Right-of-use assets—Finance leases
Right-of-use assets	$302,732	$302,732
Less: Accumulated provision for depreciation	(292,641)	(288,688)
Total finance lease assets	$10,091	$14,044
Lease liabilities—Finance leases
Obligations under finance leases	$15,295	$21,578
Long-term debt and finance leases due within one year	12,236	11,595
Total finance lease liabilities	$27,531	$33,173

Classification	September 30, 2026	December 31, 2025
	(dollars in thousands)
Right-of-use assets—Operating leases
Electric plant in service, net	$5,764	$7,357
Total operating lease assets	$5,764	$7,357
Lease liabilities—Operating leases
Capitalization—Other	$3,848	$5,284
Other current liabilities	1,916	2,073
Total operating lease liabilities	$5,764	$7,357

		Three Months Ended		Nine Months Ended
Lease Cost	Classification	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
		(dollars in thousands)
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	$2,899	$2,603	$8,697	$7,810
Interest on lease liabilities	Interest expense	838	1,134	2,515	3,402
Operating lease cost:	Inventory(1) & production expense	612	591	1,913	1,824
Total leased cost		$4,349	$4,328	$13,125	$13,036
(1) The majority of our operating lease costs relate to our railcar leases and such costs are added to the cost of our fossil-fuel inventories and are recognized in fuel expense as the inventories are consumed.

	September 30, 2026	December 31, 2025
Lease Term and Discount Rate:
Weighted-average remaining lease term (in years)
Finance leases	2.96	3.55
Operating leases	3.96	4.36
Weighted-average discount rate:
Finance leases	11.05%	11.05%
Operating leases	6.11%	6.14%

	Nine Months Ended September 30,
	2026	2025
	(dollars in thousands)
Other Information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,833	$2,408
Operating cash flows from operating leases	$1,913	$1,824
Financing cash flows from finance leases	$5,642	$5,067
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$13
Maturity analysis of our finance and operating lease liabilities as of September 30, 2026 is as follows:

	(dollars in thousands)
Year Ending December 31,	Finance Leases	Operating Leases	Total
2026	$7,475	$557	$8,032
2027	14,949	2,190	17,139
2028	3,052	2,080	5,132
2029	3,052	643	3,695
2030	3,052	389	3,441
Thereafter	1,527	649	2,176
Total lease payments	$33,107	$6,508	$39,615
Less: imputed interest	(5,576)	(744)	(6,320)
Present value of lease liabilities	$27,531	$5,764	$33,295
As a lessor, we primarily lease office space to several tenants within our headquarters building. Several of these tenants are related parties. We account for all of these lease agreements as operating leases.
Lease income recognized during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Lease income	$1,550	$1,185	$4,656	$3,781
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

Classification
	Nine Months Ended
	September 30, 2026	September 30, 2025
	(dollars in thousands)
Cash and cash equivalents	$254,878	$310,678
Restricted cash included in restricted cash and short-term investments	2,140	500
Total cash, cash equivalents and restricted cash reported in the consolidated statements of cash flows	$257,018	$311,178
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

The following regulatory assets and liabilities are reflected on the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

	(dollars in thousands)
	2026	2025
Regulatory Assets:
Premium and loss on reacquired debt(a)	$25,640	$20,173
Amortization on financing leases(b)	14,812	19,556
Outage costs(c)	56,120	46,781
Asset retirement obligations – Ashpond and other(l)	215,388	228,400
Depreciation expense - Plant Vogtle(d)	30,211	31,279
Depreciation expense - Plant Wansley(e)	300,302	316,106
Deferred charges related to Vogtle Units No. 3 and No. 4 training costs(f)	52,925	53,619
Interest rate options cost(g)	118,545	123,650
Deferral of effects on net margin – TA Smith Energy Facility(h)	114,437	118,896
Deferral of effects on net margin – BC Smith Energy Facility(p)	8,408	13,868
Inventory adjustments - TA Smith Energy Facility(q)	12,936	13,701
Accumulated retirement costs for other obligations(i)	24,559	5,479
Natural gas hedges(n)	19,833	—
Other regulatory assets(o)	31,086	32,351
Total Regulatory Assets	$1,025,202	$1,023,859
Regulatory Liabilities:
Deferral of effects on net margin – Hawk Road Energy Facility(h)	14,326	14,788
Major maintenance reserve(j)	149,239	109,028
Deferred debt service adder(k)	195,923	201,836
Asset retirement obligations – Nuclear(l)	305,509	245,133
Revenue deferral plan(m)	59,805	107,784
Other revenue deferral plan(s)	3,949	—
Natural gas hedges(n)	—	10,642
Deferral of direct pay nuclear production tax credits(r)	180,082	180,082
Other regulatory liabilities(o)	77	567
Total Regulatory Liabilities	$908,910	$869,860
Net Regulatory Assets	$116,292	$153,999
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
(r)Represents deferral of direct pay 45U NPTCs recognized for fiscal years 2024 and 2025. Both fiscal years were recorded at December 31, 2025. These 45U NPTCs, remain subject to an IRS audit until the three-year IRS statute of limitations has passed and/or completion of an IRS audit for that year’s 45U NPTCs (an "Examination Period"). We will amortize these 45U NPTCs as credits to the Production expense line item within our consolidated statements of revenues and expenses after the lapse of the applicable Examination Period for that year’s 45U NPTCs, with an estimated amortization period end date of December 31, 2028 and December 31, 2029, for fiscal year 2024 and fiscal year 2025 tax credits, respectively.
(s)Deferred revenues under a rate management program that allows for collections over a three-year period which began in March 2026. These amounts will be amortized to income and applied to member billings, per each members' election, over the subsequent three-year period.

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
(L)Debt.
a)Department of Energy Loan Guarantee:
In connection with the development and construction of Vogtle Units No. 3 and No. 4, we and the Department of Energy and the Federal Financing Bank entered into a series of agreements pursuant to which we borrowed $4,633,028,000. As of September 30, 2026, we have repaid $819,990,000 of principal on the notes related to these borrowings and the aggregate Department of Energy-guaranteed borrowings outstanding, including capitalized interest, totaled $3,813,038,000. The final maturity date is February 20, 2044.
b)Rural Utilities Service Guaranteed Loans:
For the nine-month period ended September 30, 2026, we received advances on Rural Utilities Service-guaranteed Federal Financing Bank loans totaling $187,362,000 for long-term financing of general and environmental improvements at existing plants and $80,058,000, in April 2026, for our acquisition of the Walton County Power Plant.
In October 2026, we received $25,029,000 in advances on Rural Utilities Service-guaranteed Federal Financing Bank loans for long-term financing of general and environmental improvements at existing plants.
c)Rural Utilities Service Empowering Rural America (New ERA) Loan:
In December 2024, the Rural Utilities Service announced an award to us of a zero-interest loan of up to $331,500,000 under its Empowering Rural America (New ERA) program established under the Inflation Reduction Act of 2022. On May 12, 2026, we and the Rural Utilities Service closed on this loan. We used the loan proceeds to refinance an amount of debt approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On June 29, 2026, we issued commercial paper to redeem $297,800,000 of outstanding taxable bonds and to pay approximately $4,381,000 of prepayment premium related to the redemption. The redemption amount was approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On July 8, 2026, we received $302,181,000 in loan proceeds from the Rural Utilities Service that we used to repay on July 9, 2026 the commercial paper that had been issued to refinance the existing debt. This refinancing resulted in interest expense savings that we will pass on to our members.
d)CFC Term Loan:
We have a $250,000,000 secured term loan with National Rural Utilities Cooperative Finance Corporation (CFC). The CFC facility permits secured borrowings with maturities of up to 2043 and these borrowings can be advanced during an available draw period that extends through December 2028. In August 2026, we received $40,850,000 in loan proceeds from CFC that we used to repay commercial paper that had been issued to finance operating costs for four of our electric generating facilities that were deferred or are currently being deferred by our members. Amounts repaid under that facility may not be reborrowed. This loan is repayable in quarterly installments and matures on December 31, 2043.
e)Credit Facilities:

As of September 30, 2026, we had aggregate committed credit arrangements of $1,725,000,000, comprised of four separate facilities. These arrangements include unsecured revolving credit facilities for general working capital purposes, issuing letters of credit and backing up outstanding commercial paper, as well as a secured term loan credit facility.
Under our unsecured committed lines of credit that we had in place at September 30, 2026, our credit facilities permit the issuance of up to $810,000,000 in letters of credit in the aggregate, of which $623,000,000 remained available. At September 30, 2026, we had (i) $2,504,000 under these lines of credit in the form of issued letters of credit and (ii) $959,699,000 dedicated under one of these lines of credit to support a like face value of commercial paper that was outstanding.
On October 2, 2026, we amended our unsecured credit agreement with eleven lenders, including CFC, as administrative agent. In connection with this amendment, we increased the available amount under the credit agreement to $1,350,000,000 from $1,275,000,000. The amended credit facility is divided into two tranches, one tranche of $1,150,000,000 with a maturity date of October 2, 2031, unless extended as provided therein, and one tranche of $200,000,000 with a maturity date of May 23, 2029, unless terminated earlier at our option as provided therein.
On October 2, 2026, we also reduced the commitment under our JPMorgan Chase Bank, N.A. line of credit from $200,000,000 to $150,000,000 and extended its maturity date to October 2, 2030.
On October 2, 2026, we also entered into a $650,000,000 term loan credit agreement with five lenders, including Bank of America, N.A., as administrative agent. This term loan has a maturity date of October 2, 2028, unless extended as provided therein. On October 6, 2026, we entered into a $200,000,000 term loan credit agreement with CoBank, ACB, as administrative agent, with a maturity date of October 6, 2028, unless extended as provided therein.
On October 6, 2026, we received $200,000,000 in loan proceeds under the $200,000,000 term loan credit agreement. In connection with this loan, we reclassified approximately $145,381,000 of commercial paper to long-term debt as of September 30, 2026. On October 20, 2026, we received $300,000,000 in loan proceeds under the $650,000,000 term loan credit agreement. In connection with this loan, we reclassified, approximately $300,000,000 of commercial paper to long-term debt as of September 30, 2026.
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
(N)Asset Retirement Obligations. During the nine months ended September 30, 2026, we recorded an increase of approximately $9,700,000 in nuclear asset retirement obligations related to revised cost estimates at Plant Hatch Units No. 1 and No. 2. The revised estimates were determined during the third quarter of 2026 based on updated project scope and cost information associated with planned extended power uprates. No changes in cash flow estimates related to coal ash asset retirement obligations were recorded. We expect to receive more refined estimates from Georgia Power regarding closure costs and the timing of coal ash expenditures in the fourth quarter of 2026. The prior period's amount for settlement of asset retirement obligations has been reclassified to conform with current year presentation within our unaudited consolidated statement of cash flows. Settlement of asset retirement obligations were previously included in the Other current liabilities line item of our unaudited consolidated statement of cash flows.

(O)Smarr Combined Cycle Project. We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. As of September 30, 2026, we had incurred costs of approximately $893.9 million with respect to this project. For additional information regarding this project, see Note 14 in our 2025 Form 10-K.

(P)Talbot Combustion Turbine Unit No. 7. We and our members have approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is approximately $440 million. The projected commercial operation date for this unit is
21

2029. As of September 30, 2026, we had incurred costs of approximately $85.0 million with respect to this project. For additional information regarding this project, see Note 15 in our 2025 Form 10-K.

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

On September 5, 2025, Georgia Power filed its fifth round of lawsuits against the U.S. government in the Court of Federal Claims, seeking damages for the costs of continuing to store spent nuclear fuel at Plant Hatch and Plant Vogtle Units No. 1 and No. 2 for the period from January 1, 2020 through December 31, 2024. Damages will continue to accumulate until the issue is resolved, the U.S. government disposes of Georgia Power's spent nuclear fuel pursuant to its contractual obligations, or alternative storage is otherwise provided.

No amounts have been recognized in our consolidated financial statements as of September 30, 2026 for any potential recoveries from the pending lawsuits. The final outcome of this matter cannot be determined at this time.

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
Results of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025
Net Margin
Our net margin for the three-month and nine-month periods ended September 30, 2026 were $19.9 million and $84.2 million, respectively, compared to $1.9 million and $65.2 million, respectively, for the same periods of 2025. Through September 30, 2026, we collected approximately 151.7% of our targeted net margin of $55.5 million for the year ending December 31, 2026. These collections are typical as our capacity revenues are generally recorded evenly throughout the year. We anticipate our board of directors will approve a budget adjustment by year end so that margins will achieve, but not exceed, the 2026 targeted margins for interest ratio of 1.10. As a result, we assessed our projected margin and annual revenue requirement to meet the targeted margins for interest ratio to determine if a refund liability should be recognized. As a result of this assessment, we recognized cumulative refund liabilities of $38.0 million and $37.1 million as of September 30, 2026 and September 30, 2025, respectively. For additional information regarding our net margin requirements and policy, see "Item 7–MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Summary of Cooperative Operations—Margins" in our 2025 Form 10-K.
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

The components of member revenues for the three-month and nine-month periods ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)
	2026	2025	% Change	2026	2025	% Change
Capacity revenues	$397,847	$373,386	6.6%	$1,215,486	$1,209,682	0.5%
Energy revenues	268,425	220,862	21.5%	731,944	654,557	11.8%
Total	$666,272	$594,248	12.1%	$1,947,430	$1,864,239	4.5%
MWh Sales to members(1)	10,507,469	9,450,715	11.2%	25,887,737	24,955,477	3.7%
Cents/kWh	6.34	6.29	0.8%	7.52	7.47	0.7%
Member energy requirements supplied	72%	71%	1.4%	70%	71%	(1.4)%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
Energy revenues from members increased for the three-month and nine-month periods ended September 30, 2026 compared to the same periods in 2025, primarily due to the recovery of higher fuel costs and an increase in megawatt-hours sold to members. For a discussion of fuel costs, which are the primary costs recovered by energy revenues, see "—Operating Expenses." Capacity revenues from members increased for the three-month period ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in refund liability recognized during the third quarter in 2026 compared to the same period in 2025. Capacity revenues from members were relatively unchanged for the nine-month period ended September 30, 2026 compared to the same period in 2025.

Sales to non-members.    Sales to non-members during the three-month and nine-month periods ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(dollars in thousands)

	2026	2025	% Change	2026	2025	% Change
Energy revenues	$27,922	$37,213	(25.0)%	$73,290	$78,546	(6.7)%
Total	$27,922	$37,213	(25.0)%	$73,290	$78,546	(6.7)%
MWh Sales to non-members	475,502	762,970	(37.7)%	1,042,218	1,691,014	(38.4)%
Cents/kWh	5.87	4.88	20.3%	7.03	4.64	51.5%
Energy revenues from non-members were primarily from the sale of the BC Smith Energy Facility's deferring members' output into the wholesale market. Energy revenues from non-members decreased for the three-month and nine-month periods ended September 30, 2026 as compared to the same periods in 2025 primarily due to a decrease in megawatt-hours sold to non-members offset by the recovery of higher fuel costs.

Operating Expenses
Fuel
The following table summarizes our fuel costs and megawatt-hour generation by generating source.

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Fuel Source	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Coal	$48,909	$31,169	56.9%	1,329,131	836,938	58.8%	3.68	3.72	(1.1)%
Nuclear	28,951	30,604	(5.4)%	3,969,697	3,878,065	2.4%	0.73	0.79	(7.6)%
Gas:(2)
Combined Cycle	133,946	111,866	19.7%	4,743,670	4,496,624	5.5%	2.82	2.49	13.3%
Combustion Turbine	57,357	51,120	12.2%	1,260,874	1,264,931	(0.3)%	4.55	4.04	12.6%
	$269,163	$224,759	19.8%	11,303,372	10,476,558	7.9%	2.38	2.15	10.7%

	Cost			Generation(1)			Cents per kWh
	(dollars in thousands)			(MWh)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Fuel Source	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Coal	$107,073	$109,505	(2.2)%	2,839,969	2,834,223	0.2%	3.77	3.86	(2.3)%
Nuclear	81,639	88,176	(7.4)%	11,189,894	11,178,200	0.1%	0.73	0.79	(7.6)%
Gas:(2)
Combined Cycle	423,818	359,974	17.7%	11,482,734	11,197,721	2.5%	3.69	3.21	15.0%
Combustion Turbine	115,298	96,589	19.4%	2,230,181	2,144,956	4.0%	5.17	4.50	14.9%
	$727,828	$654,244	11.2%	27,742,778	27,355,100	1.4%	2.62	2.39	9.6%
(1) Includes energy supplied to members for resale at wholesale and energy we supplied to our own facilities. Excludes test energy supplied to members. Revenues and costs associated with test energy were capitalized.
(2) Realized gains and losses on natural gas swaps are included in fuel expense.

Total fuel costs increased for the nine-month period ended September 30, 2026 compared to the same period in 2025 primarily as a result of an increase in the average cost of fuel. The increase in average fuel cost was primarily driven by significantly elevated natural gas prices during winter storm events from mid-January 2026 through mid-February 2026. Total fuel costs increased for the three-month period ended September 30, 2026 compared to the same period in 2025 primarily as a result of an increase in the average cost of fuel and an increase in generation for members. The increase in generation was primarily attributable to higher output from our coal-fired generating units compared to the same period in 2025.

In August 2026, our member system hit a new summer peak demand of approximately 10,786 megawatts, exceeding our members' prior summer peak of 10,424 megawatts in July 2025. We measure our members’ peaks at the members’ delivery points, which is net of system losses, so this new summer peak did not exceed our all-time peak of 10,810 megawatts set in December 2022. However, in August 2026, the system peak hour demand measured at our generating resources reached 11,123 megawatts, exceeding the 11,032 megawatts of demand measured at our generating resources in December 2022, although system losses from the generation resources to the members’ delivery points were slightly higher in August 2026 compared to December 2022.
Production Expenses
Production costs decreased for the nine-month period ended September 30, 2026 as compared to the same period in 2025 primarily as a result of lower fixed major maintenance outage costs associated with our natural gas-fired facilities offset by the deferral of net margins associated with BC Smith. Production costs remained relatively unchanged for the three-month period ended September 30, 2026 as compared to the same period in 2025. Production costs can vary due to the number and extent of maintenance outages in a given year.
Depreciation and Amortization
Depreciation and amortization increased slightly for the three-month and nine-month periods ended September 30, 2026 as compared to the same periods in 2025.
Interest Charges
Net interest charges remained relatively unchanged for the three-month and nine-month periods ended September 30, 2026 as compared to the same periods in 2025. The allowance for debt funds used during construction increased for the three-month and nine-month periods ended September 30, 2026 primarily due to capitalization of interest related to construction of Smarr Combined Cycle project as compared to the same periods in 2025.
Financial Condition
Balance Sheet Analysis as of September 30, 2026
Assets
Cash used for property additions for the nine-month period ended September 30, 2026 totaled $904.3 million. Of this amount, $668.3 million related to construction work in progress during the nine-month period ended September 30, 2026, primarily due to construction at our two new natural gas-fired generation resources as well as additions and replacements at our existing electric generating facilities. An additional $87.8 million was for nuclear fuel purchases.

The increase in the nuclear decommissioning trust fund was primarily due to the increase in the fair market value of investments due to continued appreciation in the stock market during the nine-month period ended September 30, 2026.

Long-term investments decreased $0.6 million for the nine-month period ended September 30, 2026, primarily due to $49.9 million redeemed to fund expenses associated with our revenue deferral rate management plan, which was designed primarily to assist our members in managing the rate impacts associated with the new Vogtle units, $39.1 million redemption of coal ash investments to fund settlement of asset retirement obligations, and redemption of $24.8 million to fund major maintenance outages expenses. Offsetting these decreases was a $113.2 million increase in funds invested, including reinvestment of earnings. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.

Other investments, at cost, decreased $26.7 million during the nine-month period ended September 30, 2026, primarily due to a reclassification of $28.4 million in long-term investments to current. These investments are scheduled to mature in 2027 and will be used to pay Rocky Mountain Leasing Corporation’s lease liabilities in 2027. See Note 4 in our 2025 Form 10-K for additional information regarding this lease termination.

Inventories increased $38.7 million during the nine-month period ended September 30, 2026, primarily due to an increase of $34.0 million in material and supplies at our electric generating facilities and an increase in fuel inventories of $4.7 million.
Receivables increased $37.2 million during the nine-month period ended September 30, 2026, primarily due to a $19.3 million increase in receivables from Georgia Power and an increase of $17.4 million in receivables from related parties.
Prepayments and other current assets increased $19.1 million during the nine-month period ended September 30, 2026, primarily due to a reclassification of $28.4 million in long-term investments to current offset by a $12.3 million decrease in the fair value of our natural gas hedges.
Equity and Liabilities
Obligation under Rocky Mountain transactions decreased $26.7 million for the nine-month period ended September 30, 2026, primarily as a result of a reclassification of $28.4 million in long-term lease liabilities, payable by our subsidiary, to other current liabilities.

Long-term debt and long-term debt and finance leases due within one year increased $496.0 million for the nine-month period ended September 30, 2026. This increase was primarily the result of (i) $302.2 million in advances under Rural Utilities Service's Empowering Rural America (New ERA) loan program in July 2026, (ii) a reclassification of $300.0 million of commercial paper to long-term debt that was refinanced through proceeds under a $650.0 million term loan credit agreement with five lenders, including Bank of America, N.A., as administrative agent, in October 2026, (iii) $267.4 million in advances under Rural Utilities Service-guaranteed loans, (iv) reclassification of $145.4 million of commercial paper to long-term debt that was refinanced through proceeds under a $200.0 million term loan credit agreement with CoBank, ACB as administrative agent, in October 2026 and (v) a $40.9 million advance under a CFC term loan. Offsetting these increases was $568.5 million in debt service payments. See Note L of Notes to Unaudited Consolidated Financial Statements for additional information regarding long-term debt.
Short-term borrowings, which primarily provide interim financing for the new Smarr Combined Cycle and Talbot Unit No. 7 projects and for general and environmental improvements at our other generating facilities, increased $51.7 million during the nine-month period ended September 30, 2026. This increase was primarily as a result of borrowings of $956.3 million, offset by repayments of $459.2 million, the reclassification of $300.0 million of commercial paper to long-term debt that was refinanced through proceeds under our $650.0 million term loan credit agreement with Bank of America, as administrative agent, in October 2026, and the reclassification of $145.4 million of commercial paper to long-term debt that was refinanced through proceeds under our $200.0 million term loan credit agreement with CoBank, as administrative agent, in October 2026.
Accounts payable decreased $21.4 million during the nine-month period ended September 30, 2026, primarily due to applying $70.6 million in credits to our members' bills in the first quarter of 2026 for a board-approved reduction in 2025 revenue in excess of the requirement to meet the 2025 targeted net margin and a $49.1 million decrease in Georgia Power payables offset by a $42.0 million increase in trade payables, a $38.0 million refund liability recognized during 2026 and a $11.9 million increase in payables for natural gas purchases and related transportation.
Other current liabilities increased $77.3 million for the nine-month period ended September 30, 2026, primarily as a result of a $34.2 million increase in accrued liabilities principally for property additions for our new generation projects, reclassification of $28.4 million in long-term lease liabilities payable by our subsidiary to current and a $21.5 million increase in natural gas hedges payables to third parties, offset by an $8.0 million decrease in accrued property taxes.
Asset retirement obligations increased $26.4 million for the nine-month period ended September 30, 2026, primarily due to $44.2 million in accretion expense and a $9.7 million increase in cash flows estimates for nuclear asset retirement obligations, offset by $27.5 million in settlements of asset retirement obligations. See Note N of Notes to Unaudited Consolidated Financial Statements for a discussion of our asset retirement obligations.
Regulatory liabilities increased $39.1 million for the nine-month period ended September 30, 2026 primarily due to a $60.4 million increase in deferred nuclear asset retirement obligations that was primarily driven by an increase in unrealized gains associated with our nuclear decommissioning investments and a net $40.2 million increase in the liability for collections of future major maintenance outage costs. Offsetting these increases, was a $48.0 million decrease in the liability for our revenue deferral rate management plan, which is associated with the Vogtle Units No. 3 and No. 4, and a $10.6 million decrease in the liability associated with unrealized gains on our natural gas contracts. See Notes F and J of Notes to Unaudited Consolidated Financial Statements for a discussion of our member rate management programs and regulatory liabilities.
Capital Requirements and Liquidity and Sources of Capital
Future Power Resources
Smarr Combined Cycle Generation Facility
We and our members have approved the development and construction of an approximately 1,425-megawatt, two-unit combined cycle generation facility to be located on land we own adjacent to the Smarr Energy Facility in Monroe County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is $3.3 billion. The projected commercial operation date is 2029. As of September 30, 2026, we had incurred costs of approximately $893.9 million with respect to this project. For additional information regarding this project, see Note 14 in our 2025 Form 10-K.

Talbot Combustion Turbine Unit No. 7
We and our members have approved the development and construction of an approximately 240-megawatt combustion turbine unit to be constructed at our Talbot Energy Facility in Talbot County, Georgia. Our current budget for this project, which includes capital costs, allowance for funds used during construction and a contingency amount, is approximately $440 million. The projected commercial operation date for this unit is 2029. As of September 30, 2026, we had incurred costs of approximately $85.0 million with respect to this project. For additional information regarding this project, see Note 15 in our 2025 Form 10-K.

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

Battery Storage Resources
We and our members have approved the development and construction of three 25-megawatt, utility-scale battery storage resources. We estimate that the total cost of these battery storage resources will be approximately $240 million, before the application of any grant proceeds. The commercial operation dates for these resources are currently expected to be in 2029 and 2030. Oglethorpe and Georgia Transmission Corporation, through the Georgia Environmental Finance Authority, were awarded a grant under the Department of Energy’s Grid Resilience and Innovation Partnerships (GRIP) Program. Oglethorpe intends to use its portion of the grant proceeds, approximately $81 million, to support the development of these battery storage resources. We are currently working through the GRIP Program funding process and receipt of any grant proceeds remains subject to meeting program requirements. If these grant funds become unavailable for this project, we and our members will reassess whether or not to continue with this project.

Additional Approved Resources

We and our members have also approved the development and construction of several additional projects. One project is an approximately 713-megawatt, one-unit combined cycle generation facility. Our preliminary cost estimate for this project is approximately $2.3 billion to $2.7 billion and the projected commercial operation date is 2033. We are evaluating additional natural gas transportation options in connection with this resource. A second project is to modify one of our existing natural gas facilities by constructing an additional 209-megawatt combustion turbine unit to modernize and replace one or more older units. Our preliminary cost estimate for this modification is approximately $525 million to $625 million and the projected commercial operation date is 2032. We and our members are also proceeding with over 130 megawatts of capacity upgrades to some of our existing generation resources that will be phased in through 2031 and have an aggregate budget of approximately $400 million.

We and our members may also consider additional generation and capacity upgrades beyond these resources in the future. See “RISK FACTORS” for a discussion of certain risks associated with these new generation projects in our 2025 Form 10-K.

Plant Hatch

In September 2026, we and our members approved participation in the extended power uprate project at Plant Hatch Units No. 1 and No. 2. The project includes planned equipment replacements and modifications to increase generating capacity. In connection with these activities, we revised our estimates of certain retirement costs associated with existing plant equipment. See Note N of Notes to Unaudited Consolidated Financial Statements for additional information regarding the associated asset retirement obligation adjustment.

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
In September 2026, EPA issued a final, partial repeal of greenhouse gas (GHG) standards for power plants. The final rule repeals the carbon capture and storage/sequestration (CCS)-based standards for fossil fuel-fired power plants, including existing coal and new baseload natural gas units (i.e., units operating above a 40% capacity factor). Once the final rule is effective on November 16, 2026, existing coal units will no longer be required to either 1) cease operations by January 1, 2032, with no additional restrictions; 2) co-fire with 40% natural gas by January 1, 2030, and operate to January 1, 2039; or 3) install 90% CCS by January 1, 2032, to operate beyond January 1, 2039. Additionally, new baseload gas units will no longer be required by January 1, 2032, to either install 90% CCS or limit operations to a 40% capacity factor. The final rule is being challenged in the U.S. Court of Appeals for the D.C. Circuit. On the same day as the final, partial repeal rule, EPA issued a supplemental proposed rule to rescind the basis for regulating GHG emissions from the power sector under Section 111 of the Clean Air Act. If finalized, the rule would repeal all remaining GHG emissions standards for fossil fuel-fired electric generating units, including the efficiency-based standards for new intermediate and baseload gas turbines.

We continue to monitor EPA's actions related to GHG emissions; however, the ultimate impact is unknown at this time and subject to the outcome of ongoing and future litigation and any future EPA and Georgia regulatory actions.

Liquidity
On October 2, 2026, we amended our syndicated line of credit facility among eleven lenders, including National Rural Utilities Cooperative Finance Corporation (CFC), as administrative agent, to increase the aggregate commitment to $1.35 billion from

$1.275 billion. The amendment extended the maturity date of $1.15 billion of commitments under the facility to October 2, 2031. The remaining $200 million of commitments mature on May 23, 2029.

Also on October 2, 2026, we amended our JPMorgan Chase Bank, N.A., line of credit to reduce the commitment to $150 million from $200 million and extend its maturity date to October 2, 2030. In addition, in October 2026, we entered into two term loan credit facilities with aggregate commitments of $850 million and maturities in October 2028 and borrowed $500 million under these credit facilities. One of these facilities is a $650 million two-year term loan credit facility with Bank of America, as administrative agent, and has an available draw period that extends through October 2027. The other is a $200 million two-year term loan credit facility with CoBank, as administrative agent. Following the amendments to our existing credit facilities and the addition of two new credit facilities, we have $2.6 billion of committed credit arrangements, representing an increase of $875 million, or approximately 50%, from $1.725 billion at the end of second quarter 2026.

At September 30, 2026, we had $977 million of unrestricted available liquidity to meet our short-term cash needs and liquidity requirements. This amount included $255 million in cash and cash equivalents and $722 million available under our $1.7 billion of committed credit arrangements, the details of which are reflected in the table below:

Committed Credit Facilities
	Authorized Amount	Available September 30, 2026	Expiration Date
	(dollars in millions)
Unsecured Facilities:
Syndicated Line among 11 banks led by CFC'(1)	$1,275	$315	May 2029
CFC Line of Credit(2)	110	110	December 2028
JPMorgan Chase Line of Credit(3)	200	198	March 2027
Secured Facilities:
CFC Term Loan(2)	250	99	December 2028
(1)This facility is dedicated to support outstanding commercial paper and the portion of this facility that was unavailable represents the face value of outstanding commercial paper at September 30, 2026. In October 2026, this facility was increased to $1.35 billion with an expiration date of May 2029 for $200 million and October 2031 for $1.15 billion.

(2)Any amounts drawn under the $110 million unsecured line of credit with CFC will reduce the amount that can be drawn under the $250 million secured term loan. Additionally, $41 million has been drawn under this facility and cannot be redrawn once repaid. Therefore, we reflect $99 million as the amount available under the term loan facility. Amounts borrowed under the $250 million term loan are secured under our first mortgage indenture, with a maturity no later than December 31, 2043.
(3)At September 30, 2026, $2.5 million of this facility was used for letters of credit issued to provide performance assurance to third parties. In October 2026, the authorized amount under this facility was decreased to $150 million and the expiration date was extended to October 2030.

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

Under our commercial paper program, we are authorized to issue commercial paper in amounts that do not exceed the amount of our committed backup lines of credit, thereby providing 100% dedicated support for any commercial paper outstanding. Due to this requirement, any commercial paper we issue will reduce the availability under the $1.3 billion syndicated line of credit. At September 30, 2026, our $1.0 billion of outstanding commercial paper was primarily used to provide interim funding for:

•costs related to the new Smarr Combined Cycle and Talbot Unit No. 7 projects, and

•costs related to capital expenditures for existing generating facilities.

We are pursuing Rural Utilities Service financing as our primary source of long-term financing for the Smarr Combined Cycle and Talbot Unit No. 7 projects as well as for capital expenditures for existing generating facilities. The Rural Utilities Service has conditionally committed a $3.3 billion loan to finance the Smarr Combined Cycle project that is subject to satisfaction of the conditions to closing and borrowing. See “- Financing Activities – Rural Utilities Service-Guaranteed Loans” for more information about our Rural Utilities Service loans and applications. We intend to issue first mortgage bonds to provide long-term financing for certain other costs, including any costs for the Smarr Combined Cycle and Talbot Unit No. 7 projects not financed by the Rural Utilities Service. We intend to use long-term bank financing secured under our first mortgage indenture for the remaining net costs associated with recently acquired generation facilities that are incurred prior to recovery through member rates and, pending this long-term financing, expect to use commercial paper to provide interim funding for that purpose.

In October 2026, we used $445 million of the $500 million in proceeds under our two-year term loan credit facilities to repay commercial paper that had provided interim financing for a portion of the costs of the Smarr Combined Cycle and Talbot Unit No. 7 projects and capital expenditures on existing generating facilities. We intend to use the remaining $55 million of proceeds borrowed under these facilities for capital expenditures on existing generating facilities. We also intend to use the remaining $350 million available to be borrowed under one of the facilities for a portion of the costs of the Smarr Combined Cycle and Talbot Unit No. 7 projects. The term loan credit facilities provide interim financing for these costs until long-term financing is arranged.

Our unsecured committed lines of credit permit the issuance of up to $810 million in letters of credit on our behalf, of which $623 million remained available at September 30, 2026. This letter of credit issuance capacity includes up to $500 million under our $1.3 billion syndicated line of credit, $200 million under our JPMorgan Chase line of credit, and $110 million under our CFC line of credit. Between projected cash on hand and the credit arrangements currently in place, we believe we have sufficient liquidity to cover normal operations and our interim financing needs, including interim financing for the new natural gas resources, until additional intermediate or long-term financing is obtained.

Our credit facilities contain financial covenants that require us to maintain minimum levels of patronage capital. At September 30, 2026, the highest required minimum level was $900 million and our actual patronage capital balance was $1.4 billion. Following the amendments to our existing credit facilities and the two additional facilities, our minimum required patronage capital covenant increased to $1.025 billion. Our credit agreements also contain a covenant that limits our unsecured indebtedness, as defined in the credit agreements, to $4 billion. At September 30, 2026, we had $1.0 billion of unsecured indebtedness outstanding.

Under our power bill prepayment program, members can prepay their power bills from us at a discount for an agreed number of months in advance, after which point the funds are credited against the participating members' monthly power bills. At September 30, 2026, we had four members participating in the program and a balance of $42.3 million remaining to be applied against future power bills.

Financing Activities

First Mortgage Indenture. At September 30, 2026, we had $12.6 billion of long-term debt outstanding under our first mortgage indenture secured equally and ratably by a lien on substantially all of our owned tangible and certain of our intangible property, including property we acquire in the future.

See "Item 1—BUSINESS—OGLETHORPE POWER CORPORATION—First Mortgage Indenture" in our 2025 Form 10-K for further discussion of our first mortgage indenture.

Rural Utilities Service-Guaranteed Loans. A summary of our Rural Utilities Service-Guaranteed Loans as of September 30, 2026 is provided in the table below:

Rural Utilities Service-Guaranteed Loans
	Amount Approved / Pending Approval	Amount Advanced September 30, 2026	Approved/Pending Amount Remaining September 30, 2026
	(dollars in millions)
Active Loans:
General and Environmental Improvements[1,2]	$630.3	$543.2	$87.1
General and Environmental Improvements[3,4]	755.2	467.6	287.6
	1,385.5	1,010.8	374.7
Committed Loans:
General and Environmental Improvements[5]	112.6	—	112.6
General and Environmental Improvements[6]	486.7	—	486.7
Smarr Combined Cycle Project[7,8]	3,324.3	—	3,324.3
	3,923.6	—	3,923.6
Pending Loans:
Talbot Unit No. 7 Combustion Turbine Project[9]	415.0	—	415.0
	415.0	—	415.0
Completed Loans in 2026:
Walton Acquisition	80.1	80.1	—
New ERA Wansley Debt Refinancing[10]	331.5	302.2	—
	411.6	382.3	—
Total Active, Committed, Pending & Completed Loans	$6,135.7	$1,393.1	$4,713.3

(1) We are able to advance under this loan through September 30, 2028.
(2) We advanced an additional $6.6 million available under this loan in October 2026.
(3) We are able to advance under this loan through May 30, 2028.
(4) We advanced an additional $18.4 million available under this loan in October 2026.
(5) This loan was conditionally approved by the Rural Utilities Service in February 2026 and we expect to close and advance on this loan by 2027.
(6) This loan was conditionally approved by the Rural Utilities Service in July 2026 and we expect to close and advance on this loan by 2027.
(7) This loan was conditionally approved by the Rural Utilities Service in August 2026 and we expect to close and advance on this loan by 2028.
(8) The Smarr Combined Cycle loan is divided into a $1,861 million Rural Utilities Service direct loan and a $1,463 million Rural Utilities Service-guaranteed loan.
(9) Loan application in the amount of $415.0 million was submitted to the Rural Utilities Service in February 2026. In November 2026, we applied for an additional $35.9 million based on an updated project budget for the Talbot Unit No. 7 project.
(10) The New ERA loan is a direct loan from the Rural Utilities Service. Although the Rural Utilities Service approved $331.5 million, we are only eligible to advance the associated Wansley deferral amount of $302.2 million, a difference of $29.3 million.

As of September 30, 2026, we had $3.0 billion of debt outstanding under various Rural Utilities Service-guaranteed loans. All loan applications are subject to review and approval by the Rural Utilities Service and, if conditionally committed, remain subject to standard loan closing conditions.

In December 2024, the Rural Utilities Service announced an award to us of a zero-interest loan of up to $331.5 million under its Empowering Rural America (New ERA) program established under the Inflation Reduction Act of 2022. On May 12, 2026, we and the Rural Utilities Service closed on this loan. We used the loan proceeds to refinance an amount of debt approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On June 29, 2026, we issued commercial paper to redeem $297.8 million of outstanding taxable bonds and to pay approximately $4.4 million of prepayment premium related to the redemption. The redemption amount was approximately equal to the regulatory assets we established in connection with the retirement of the Wansley coal plant. On July 8, 2026, we received $302.2 million in loan proceeds from the Rural Utilities Service that we used to repay on July 9, 2026 the commercial paper that had been issued to refinance the existing debt. This refinancing resulted in interest expense savings that we will pass on to our members.

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
Item 4.    Controls and Procedures
As of September 30, 2026, management, including our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and concluded that they were effective. During the quarter, we upgraded our enterprise resource planning (ERP) system, enhancing user access review capabilities and modifying certain internal controls over financial reporting, primarily within accounts payable and expense reimbursement processes. Management evaluated these changes and concluded that internal control over financial reporting remained effective, with no other changes that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
See Note H to Unaudited Consolidated Financial Statements.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in "Item 1A—Risk Factors" in our 2025 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3.    Defaults upon Senior Securities
Not Applicable.
Item 4.    Mine Safety Disclosures
Not Applicable.
Item 5.    Other Information
During the fiscal quarter ended September 30, 2026, none of our directors or “officers,” as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K. As noted on the cover page of this quarterly report on Form 10-Q, we are a membership corporation and have no authorized or outstanding equity securities although we do have outstanding debt securities.

Item 6.    Exhibits

Number	Description
10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 2, 2026, including the Amended and Restated Credit Agreement, as amended, attached as Exhibit A thereto, among Oglethorpe Power Corporation (An Electric Membership Corporation) and the lenders identified therein, including National Rural Utilities Cooperative Finance Corporation, as administrative agent (Filed as Exhibit 10.1 to the Registrant's Form 8-K filed on October 6, 2026, File No. 333-192954.)

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

Oglethorpe Power Corporation (An Electric Membership Corporation)

Date:	November 12, 2026	By:	/s/ Annalisa M. Bloodworth
Annalisa M. Bloodworth President and Chief Executive Officer

Date:	November 12, 2026		/s/ Elizabeth B. Higgins
Elizabeth B. Higgins Executive Vice President and Chief Financial Officer (Principal Financial Officer)